Form 10QSB
period 1996-09-30
SEPTIMA ENTERPRISES INC
filed 1996-11-14
CIK 842013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from _________________ to _____________________

Commission file number 33-25126-D
                       ----------


                           SEPTIMA ENTERPRISES, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)


          Colorado                                          85-0368333
 -------------------------------                        -------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


                              600 Sandtree Drive
                              Lake Park, FL 33403
                   ----------------------------------------
                   (Address of Principal Executive Offices)


                                (561) 624-7299
                ----------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


Former Address: 600 Depot Street, Latrobe, PA 15650/Former Fiscal Year: May 31
------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes          No
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,235,629 as of November 1, 1996.

     Transitional Small Business Disclosure Format (Check one):

  Yes         No    X
      ------     -------

                           SEPTIMA ENTERPRISES, INC.
                                  FORM 10-QSB

                                     INDEX
                                     -----
                                                                      PAGE
PART I:   FINANCIAL INFORMATION                                      NUMBER
------    ---------------------                                      ------

Item 1.   Financial Statements:

          Financial Statements of Septima Enterprises, Inc.:

            Accountants' Report.....................................    1

            Balance Sheet as of September 30, 1996..................    2

            Statements of Operations for the period
              September 12, 1988 (Inception) to
              September 30, 1996....................................    3

            Statements of Stockholder's Equity for the
              period September 12, 1988 (Inception) to
              September 30, 1996....................................    4

            Statements of Cash Flows for the period ended
              September 30, 1996....................................    8

            Notes to Financial Statements...........................   10

Item 2.   Management's Discussion and Analysis
              or Plan of Operation..................................   22


PART II:  OTHER INFORMATION
-------   -----------------

          Item 1.  Legal Proceedings................................   25
          Item 2.  Changes in Securities............................   25
          Item 3.  Defaults Upon Senior Securities..................   25
          Item 4.  Submission of Matters to a Vote of
                     Security Holders...............................   25
          Item 5.  Other Information................................   25
          Item 6.  Exhibits and Reports on Form 8-K.................   26

Signature...........................................................   27

Exhibits:

          1. Manufacturing Agreement dated
               September 4, 1996....................................  1-1

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.
DELISI, HENNINGER AND ASSOCIATES                    CERTIFIED PUBLIC ACCOUNTANTS
================================================================================

                                                     235 Humphrey Road - Suite 3
David S. Delisi, C.P.A.                                  Two Pineview Place
                                             Greensburg, Pennsylvania 15601-4579
Martha Henninger, C.P.A.                                   (412) 832-8585
                                                         FAX (412) 832-8590
 Board of Directors and Shareholders
 Septima Enterprises, Inc.

 We have reviewed the accompanying balance sheet of Septima Enterprises, Inc. (a development stage company) as of September 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Septima Enterprises, Inc. The financial statements for the short year ended June 30, 1996 were reviewed by us. We were not aware of any material modifications to the financial statements in order for them to be in conformity with generally accepted accounting principles. The financial statements for the year ended May 31, 1996 were audited by us, and we expressed a qualified opinion that discussed the Company's ability to continue as a going concern and the uncertain status of a marketing agreement, in our report dated July 22, 1996. We have not performed any auditing procedures since that date. The financial statements for the year ended May 31, 1995 were also audited by us, and we expressed a qualified opinion citing uncertainties as to a land purchase option and the status of a marketing agreement and the inability to obtain a legal opinion from the Company's attorney, in our report dated May 24, 1996. The financial statements for the period September 12, 1988 (inception) to May 31, 1994, were audited by other auditors whose reports dated October 5, 1994, on those statements included an explanatory paragraph that described recurring losses from operation and cash flow problems that raise substantial doubt about its ability to continue operations. They have not performed any auditing procedures since that date.

 A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

 Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles. As discussed in Note B, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. Additionally, as discussed in Note J, the Company considers a marketing agreement entered into with an outside firm as void. It is uncertain as to the outside firm's view of the agreement. The agreement could effect future marketing and distribution of the firm's product. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the marketing agreement be deemed valid.

 Greensburg, Pennsylvania
 October 23, 1996                         /s/ Delisi, Henninger and Associates

   MEMBER PENNSYLVANIA AND AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               September 30, 1996
                                  (UNAUDITED)

ASSETS
Current assets
    Cash and cash equivalents (note A3)                      $   72,506
    Accounts receivable--trade                                      -0-
    Inventories (note A4)
       Finished products                                            -0-
       Products in progress                                         -0-
       Raw materials and supplies                                   -0-
    Prepaid expenses                                             92,946
    Deposits                                                     20,250
                                                             ----------

       Total current assets                                     185,702

 Equipment (net of accumulated depreciation
    of $56,049) (note A5)                                        28,095
                                                             ----------
Other assets
    Organization costs (net of accumulated
      amortization of $250) (note A5)                               -0-
    Technology license (note G)                                     -0-
                                                            -----------

       Total assets                                          $  213,797
                                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable--trade                                  $   51,382
    Note payable--SMC (note C)                                  267,992
    Deposits from customers                                     125,000
    Accrued expenses                                             24,416
                                                             ----------

       Total current liabilities                                468,790
                                                             ----------

Stockholders' equity
    Preferred stock, no par value, 10,000,000
      shares authorized no shares issued                            -0-
    Common stock, no par value, 25,000,000 shares
      authorized 7,785,629 shares issued and
      outstanding (note E)                                    1,029,292
    Deficit accumulated during the development
      stage (note A2)                                        (1,284,285)
                                                              ---------

       Total stockholders' equity                            (  254,993)
                                                              ---------

       Total liabilities and stockholders' equity            $  213,797
                                                             ==========

                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
      For the Period September 12, 1988 (Inception) to September 30, 1996
                                  (UNAUDITED)

                                                                                Period from
                                                                             September 12, 1988
                                                  Three Months Ended           (inception) to
                                                  September 30, 1996         September 30, 1996
                                                     (Unaudited)                (Unaudited)
                                                  ------------------         ------------------
Sales                                               $    - 0 -                  $     3,126
Interest income                                          - 0 -                       64,583
Other income                                             - 0 -                      199,381
                                                    ----------                  -----------

 Total Income                                            - 0 -                      267,090
                                                    ----------                  -----------

Costs and expenses
 General and administrative                             35,141                      964,767
 Research and development (note A8)                      3,193                      362,680
 Loss on debt extinguishment--related party              - 0 -                       50,452
 Depreciation and amortization                           4,165                       58,263
 Selling expenses                                        - 0 -                        5,893
 Cost of products sold                                   - 0 -                       47,049
                                                    ----------                  -----------

        Total Expenses                                  42,499                    1,489,104
                                                    ----------                  -----------

        (Loss) before income taxes
        and other expenses                             (42,499)                  (1,222,014)

Other expenses
 Loss on marketable equity securities                    - 0 -                      (58,924)

Income tax (note D)                                      - 0 -                       (3,347)
                                                    ----------                  ------------

Net income/(loss)                                   $  (42,499)                 $(1,284,285)
                                                    ==========                  ============

Weighted average number of common
 shares outstanding                                  7,785,629                    7,354,515
                                                    ----------                  -----------

Net income/(loss) per share                           $(.00546)                    $(.17463)
                                                      =========                     ========


                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
      For the Period September 12, 1988 (Inception) to September 30, 1996
                                  (UNAUDITED)

                                               Preferred stock                     Common stock
                                             -------------------                -----------------
                                             Shares        Amount            Shares         Amount
                                             ------        ------            ------         ------
Common stock issued on
  September 12, 1988 for
  $.00009 per share                            -0-          $-0-          165,000,000       $ 15,000
Common stock issued on
  March 10, 1989 for
  $0.01 per share, net of
  underwriter's fees and
  other costs                                  -0-           -0-           33,005,800        257,753
Donated services                               -0-           -0-                  -0-          2,945
Net loss                                       -0-           -0-                  -0-            -0-
                                           -------       -------      ---------------       --------
Balance at May 31, 1989                        -0-           -0-          198,005,800        275,698

Donated services                               -0-           -0-                  -0-         14,135
Net loss                                       -0-           -0-                  -0-            -0-
                                           -------       -------      ---------------       --------
Balance at May 31, 1990                        -0-           -0-          198,005,800        289,833

Donated services                               -0-           -0-                  -0-         13,559
Net loss                                       -0-           -0-                  -0-            -0-
                                           -------       -------      ---------------       --------
Balance at May 31, 1991                        -0-           -0-          198,005,800        303,392

Donated services                               -0-           -0-                  -0-         18,280
Net loss                                       -0-           -0-                  -0-            -0-
                                           -------       -------      ---------------       --------
Balance at May 31, 1992                        -0-           -0-          198,005,800        321,672

One for two hundred reverse
  stock split on October 23,
  1992                                         -0-           -0-         (197,015,771)           -0-
Common stock subscribed on
  May 25, 1993 for $1.00 per
  share                                        -0-           -0-                  -0-            -0-
Donated services                               -0-           -0-                  -0-         73,670
Net loss                                       -0-           -0-                  -0-            -0-
                                           -------       -------      ---------------       --------
Balance at May 31, 1993                        -0-           -0-              990,029        395,342

Common stock issued between
  July 15, 1993 and October 25,
  1993 for $1.00 per share, net
  of costs                                     -0-           -0-              275,000        256,052
Common stock issued on March 8,
  1994 for services rendered,
  valued at $1.00 per share                    -0-           -0-               25,500         25,500
Donated services                               -0-           -0-                  -0-        102,147
Net loss                                       -0-           -0-                  -0-            -0-
                                           -------       -------      ---------------       --------
Balance at May 31, 1994                        -0-          $-0-            1,290,529       $779,041
                                           -------       -------      ---------------       --------

                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                                Deficit accumulated during
     Common stock subscribed       the development stage         Total
     -----------------------    --------------------------       -----
    Shares            Amount
    ------            ------
       -0-           $   -0-         $     -0-                $ 15,000

       -0-               -0-               -0-                 257,753
       -0-               -0-               -0-                   2,945
       -0-               -0-          (    517)               (    517)
    ------           -------          ---------               ---------
       -0-               -0-          (    517)                275,181

       -0-               -0-               -0-                  14,135
       -0-               -0-          ( 12,099)               ( 12,099)
    ------           -------          ---------               ---------
       -0-               -0-          ( 12,616)                277,217

       -0-               -0-               -0-                  13,559
       -0-               -0-          ( 71,687)               ( 71,687)
    ------           -------          ---------               ---------
       -0-               -0-          ( 84,303)                219,089

       -0-               -0-               -0-                  18,280
       -0-               -0-          ( 28,122)               ( 28,122)
    ------           -------          ---------               ---------
       -0-               -0-          (112,425)                209,247

       -0-               -0-               -0-                     -0-

    30,000            30,000               -0-                  30,000
       -0-               -0-               -0-                  73,670
       -0-               -0-          (253,334)               (253,334)
    ------           -------          ---------               ---------
    30,000            30,000          (365,759)                 59,583


   (30,000)          (30,000)              -0-                 226,052

       -0-               -0-               -0-                  25,500
       -0-               -0-               -0-                 102,147
       -0-               -0-          (422,723)               (422,723)
    ------           -------          ---------               ---------
       -0-           $   -0-         $(788,482)               $ (9,441)
    ------           -------          ---------               ---------




                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY--CONTINUED
      For the Period September 12, 1988 (Inception) to September 30, 1996
                                  (UNAUDITED)

                                     Preferred stock                Common stock
                                     ---------------                ------------
                                 Shares           Amount        Shares        Amount
                                 ------           ------        ------        -------

Common stock issued on
  August 8, 1994 for services
  rendered, valued at $.77
  per share                        -0-              -0-           325,000     $250,251

Common stock acquired on
  May 26, 1994 due to the
  liquidation of
  Eco-Logics, Inc.                 -0-              -0-         6,170,100          -0-

Donated services                   -0-              -0-               -0-          -0-
Net loss                           -0-              -0-               -0-          -0-
                                 -----            -----         ---------   ----------
Balance at May 31, 1995            -0-              -0-         7,785,629    1,029,292
                                 -----            -----         ---------   ----------

Net gain                           -0-              -0-               -0-          -0-
                                 -----            -----         ---------   ----------
Balance at May 31, 1996            -0-              -0-         7,785,629    1,029,292
                                 -----            -----         ---------   ----------

Net loss                           -0-              -0-               -0-          -0-
                                 -----            -----         ---------   ----------
Balance at June 30, 1996           -0-              -0-         7,785,629    1,029,292
                                 -----            -----         ---------   ----------

Net loss                           -0-              -0-               -0-          -0-
                                 -----            -----         ---------   ----------
Balance at September 30, 1996      -0-             $-0-         7,785,629   $1,029,292
                                 =====            =====         =========   ==========

                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                               Deficit accumulated during
 Common stock subscribed          the development stage               Total
 -----------------------       --------------------------             -----
Shares             Amount
------             ------
   -0-             $   -0-            $       -0-                $    250,251


   -0-                 -0-                    -0-                         -0-

   -0-                 -0-                    -0-                         -0-
   -0-                 -0-             (  467,600)                  ( 467,600)
 -----              ------             -----------                  ----------
   -0-                 -0-             (1,256,082)                  ( 226,790)
 -----              ------             -----------                  ----------

   -0-                 -0-                 21,551                      21,551
 -----              ------             -----------                  ----------
   -0-                 -0-             (1,234,531)                  ( 205,239)
 -----              ------             -----------                  ----------

   -0-                 -0-             (    7,255)                  (   7,255)
 -----              ------             -----------                  ----------
   -0-                 -0-             (1,241,786)                  ( 212,494)
 -----              ------             -----------                  ----------

   -0-                 -0-             (   42,499)                  (  42,499)
 -----              ------             -----------                  ----------
   -0-              $  -0-            $(1,284,285)                 $( 254,993)
 =====              ======            ============                 ===========


                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                    For the Period Ended September 30, 1996
                                  (UNAUDITED)

                                                                            Period from
                                                                         September 12, 1988
                                                 Three Months Ended        (inception) to
                                                 September 30, 1996      September 30, 1996
                                                     (Unaudited)             (Unaudited)
                                                 ------------------      ------------------
Cash flows from operating activities:
   Cash received from customers                      $       -0-          $     16,811
   Interest received                                         -0-                59,879
   Cash paid to suppliers                                (97,891)             (751,405)
   Income taxes paid                                         -0-                (3,704)
   Customer deposits                                     125,000               125,000
                                                         -------               -------

      Cash provided by/(used) in
       operating activities                               27,109              (553,419)
                                                         -------              --------

Cash flows from investing activities:
   Purchase of equipment                                     -0-               (77,289)
   Purchase of certificates of deposit                       -0-              (250,473)
   Maturity of certificates of deposit                       -0-               250,473
   Purchase of marketable equity securities                  -0-              (293,385)
   Proceeds from sale of marketable equity
      securities                                             -0-               231,961
   Loan disbursements                                        -0-               (15,000)
   Loan proceeds from related parties                     40,000               315,261
   Repayments to related parties                             -0-                (9,889)
   Advances to related parties                               -0-               (44,539)
   Acquisition of purchase option                            -0-               (20,000)
   Repayment of note receivable                              -0-                10,000
                                                         -------             ---------

      Cash provided by investing activities               40,000                97,120
                                                         -------             ---------

Cash flows from financing activities:
   Proceeds from issuing common stock                        -0-               620,050
   Proceeds from stock subscription                          -0-                30,000
   Exercise of stock subscription                            -0-               (30,000)
   Costs associated with public offering
      of common stock                                        -0-               (72,297)
   Costs associated with private offering
      of common stock                                        -0-               (18,948)
                                                         -------             ---------

      Cash provided by financing activities                  -0-               528,805
                                                         -------             ---------

      Net increase (decrease) in cash
       and cash equivalents                               67,109                72,506

Cash and cash equivalents at beginning
   of period                                               5,397                 - 0 -
                                                         -------             ---------

Cash and cash equivalents at end of period               $72,506               $72,506
                                                         =======               =======

                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS--CONTINUED
      For the Period September 12, 1988 (Inception) to September 30, 1996
                                  (UNAUDITED)


                                                                   Period from
                                                                September 12, 1988
                                           Three Months Ended     (inception) to
                                           September 30, 1996   September 30, 1996
                                              (Unaudited)           (Unaudited)
                                           ------------------   ------------------

Reconciliation of net loss to cash
 used in operating activities
   Net income/(loss)                            $(42,499)       $(1,284,284)
   Noncash charges to net loss
      Depreciation                                 4,165             56,050
      Write-off of prepaid parts and freight       - 0 -              4,951
      Amortization of organization costs           - 0 -                250
      Donated services                             - 0 -            474,987
      Write-off related payables/inventory         - 0 -             (4,649)
      Write-off note receivable                    - 0 -              5,000
      Forfeited purchase option                    - 0 -             20,000
      Write-down on marketable securities          - 0 -              2,500
      Loss on sale of marketable equity
        securities                                 - 0 -             58,924
      Increase in prepaid expenses               (57,813)           (64,386)
      Increase in prepaid expenses
        (Advertising)                             (6,714)           (28,561)
      Increase in deposits                         - 0 -            (20,249)
      Increase in organization costs               - 0 -               (250)
      Increase in accounts payable                (2,307)            51,382
      Increase in accrued expenses                 7,277             24,416
      Common stock issued for services             - 0 -             25,500
      Increase in customer deposits              125,000            125,000
                                                --------        -----------

        Cash provided by/(used) in
         operating activities                    $27,109        $  (553,419)
                                                ========        ===========





                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
1.  Basis of Presentation
-------------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements, presented on the accrual basis, include the balances and accounts of Septima Enterprises, Inc. They do reflect the balances or accounts of Eco-Logics, Inc., a related party, which was liquidated on May 26, 1994, since its efforts to obtain a permit from the State of New Mexico to operate a bio-medical incineration plant were unsuccessful.

On May 31, 1992, the Company issued shares of its common stock to Cottonbloom, Inc., in exchange for all of the outstanding stock of Eco-Logics. The transaction effected control of the Company by Cottonbloom and has been accounted for as a reverse acquisition of the Company by Eco-Logics. Consolidated financial statements for Eco-Logics previously included the balances and accounts of the Company.

The 3,960,100 shares issued in the May 31, 1992 transaction, considered to be recapitalization equity of Eco-Logics, and 2,210,000 shares subsequently issued to Cottonbloom for certain licenses and technology, were not included in the Company's stockholders' equity as of May 31, 1994. However, due to the liquidation of Eco-Logics, Inc., these 6,170,000 shares were included in Septima's stockholders' equity as of May 31, 1995. Previously, the shares of common stock were reflected on the financial statements of Eco-Logics, Inc.

2.  Organization and Development Stage Activities
-------------------------------------------------
Septima Enterprises, Inc. was incorporated on September 12, 1988, for the purpose of acquiring interests in other business entities and commercial technologies. Operations to date have consisted of acquiring capital, evaluating investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, and manufacturing. An insignificant amount of revenue from sales has been generated to date. The Company intends to market an ignition enhancer marketed under the registered name of Swaser. Swaser is a registered name of HDI Systems, Inc.

Accordingly, the costs and expenses related to these activities are accumulated and reported in the financial statements as "deficit accumulated during the development stage".

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
3.  Cash and Cash Equivalents
-----------------------------
The Company considers all investment instruments with original maturities of three months or less when purchased to be cash equivalents.

4.  Inventory Pricing
---------------------
As of September 30, 1996, no inventory exists.

5.  Depreciation and Amortization
---------------------------------
Costs of organizing the Company have been capitalized and are being amortized by the straight-line method over sixty (60) months.

The Company's equipment is recorded at cost and depreciated using the straight-line method over sixty (60) months.

Depreciation expense for the three months ending September 30, 1996, is $4,165.

6.  Advertising
---------------
Management has elected to capitalize costs associated with designing advertising and promotional formats in connection with the peaking capacitor product incurred in a prior year. These costs are being amortized over a twenty-four month period. The amortization expense for the three month period is $4,080.

7.  Net Loss Per Common Share
-----------------------------
Net loss per share is based on the weighted average number of shares issued and outstanding during the periods presented, giving retroactive effect to a one for two hundred reverse stock split. As of May 31, 1995, all Class A and B warrants have expired, per legal counsel.

8.  Research and Development Expenses
-------------------------------------
Research and development expenses are expensed as incurred.

9.  Compensation Costs
----------------------
Compensation costs are charged to expense for the period in which stock bonus and award plans are granted.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
10.  Qualified Retirement/Profit Sharing Plan
---------------------------------------------
The Company does not maintain a qualified pension or profit sharing plan.

11.  Finance Charges
--------------------
It is the Company's policy to reflect accounts payable net of finance charges.

12.  Employees
--------------
All persons working for Septima are paid through Spark Management Corporation, a related party. Septima has no payroll. The Company did not have compensated employees during the review period.

13.  Risks and Uncertainties
----------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

14.  Change of Fiscal Year
--------------------------
The Company changed its fiscal year from June 1 through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

15.  Revenue Recognition
------------------------
The Company recognizes revenue when the product is manufactured and shipped to the customer. At September 30, 1996, the Company had received $125,000 considered as a deposit on a total order of $282,000.

NOTE B--GOING CONCERN
---------------------
As shown in the accompanying financial statements, the Company has incurred recurring losses during the development stage and has experienced cash flow problems.

As of September 30, 1996, the issue of going concern is relevant due to a financing arrangement with Spark Management Corporation providing Septima Enterprises, Inc., with up to $400,000 of funding. This arrangement will not continue if Spark Management Corporation does not exercise their $935,000 option to purchase 51 percent of the outstanding shares of Septima Enterprises, Inc., by September 26, 1997.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE B--GOING CONCERN--(CONTINUED)
----------------------------------
If this option is not exercised, there will be substantial doubt raised about the Company's ability to continue as a going concern without new capital investment to complete development, manufacturing and marketing of products.

NOTE C--NOTE PAYABLE
--------------------
Spark Management Corporation has agreed to advance Septima Enterprises a line of credit in the amount of $400,000 to provide working capital. This demand note bears an interest rate of twelve percent per annum. As of September 30, 1996, the balance due to Spark Management by Septima was $267,992. Also, $24,354 of accrued interest was due.

NOTE D--INCOME TAXES
--------------------
The Company has elected for tax purposes to amortize research and development costs rather than expensing them. The following is a summary of these intangible assets as of September 30, 1996:

                Organization costs              $       250
                Reorganization costs                  9,075
                Stock offering costs                  4,910
                Sales brochures                       2,726
                Capitalized R & D                   248,496
                                                   --------
                                                $   265,457
                                                   ========


The deferred expenses will be amortized over 60 months, beginning in the month the Company realizes benefit from such expenses. As of September 30, 1996, accumulated amortization of these assets was $118,062. The amortization expense for the current period is $12,580. For tax purposes, assets are being depreciated using the modified accelerated cost recovery system. The tax depreciation expense for the period is $2,419. See note A5 for description of book depreciation.

Components of income tax expense are as follows:

                                                    Period from
                                                    9/12/88
                       Three Months Ended           (inception)
                       September 30, 1996           to 9/30/96
                       ------------------           -----------
Federal                      $  -0-                 $3,091
State                           -0-                    256
                             ------                 ------
                             $  -0-                 $3,347
                             ======                 ======

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)


NOTE D--INCOME TAXES--(CONTINUED)
---------------------------------
The reconciliation of income tax computed at statutory tax rates to income tax expense is:

                                                                Period from
                                                                9/12/88
                               Three Months Ended               (inception)
                               September 30, 1996               to 9/30/96
                               ------------------               ----------
Expected tax benefit                     $(30,801)               $(403,579)
Nondeductible expenses                        -0-                  350,049
Provision of deferred tax
  valuation allowance                      30,801                   56,877
                                         --------                ---------
Deferred expense                         $    -0-                $   3,347
                                         ========                =========

At September 30, 1996, the Company had net operating losses totaling $560,584 available to offset future income.

If not used, they will expire as follows:

                                        Operating
               Year                       Losses
               ----                     ---------
               2008                      $101,787
               2009                       185,068
               2010                       249,748
               2011                        13,127
               2012                        10,854
                                         --------
                                         $560,584
                                         ========


The net deferred tax asset in the accompanying Balance Sheet consists of the following:

                 Deferred tax asset        $403,579
                 Deferred tax valuation
                   allowance               $(403,579)
                                            ---------
                 Deferred income taxes     $  -0-
                                            =========

A deferred tax valuation allowance has been provided because it is more likely than not that the related deferred tax benefit will not be realized in the future.

The Internal Revenue Service approved the change in fiscal year (See Note A14) submitted on Form 1128 on August 9, 1996.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE E--COMMON STOCK
--------------------
Donated Services
----------------

None of the officers or directors received cash compensation for services rendered the Company. These services have been valued by the Company and charged to expense and common stock (donated capital) at $0 and $474,987 for the three months ended September 30, 1996, and for the period from September 12, 1988 (inception) to September 30, 1996, respectively.

Private Offering
----------------

On July 24, 1994, the Company prepared a private offering pursuant to Regulation D, in which is offered to accredited investors, 1,000,000 units, at a price of $2.50 per unit. Each unit consists of one share of restricted common stock and one warrant to purchase one share of common stock at an exercise price of $4.75 per share. The securities comprising the units are immediately separable. The warrants are exercisable for a period of 18 months commencing on the date of their issuance and redeemable by the Company at $0.01 per warrant. Costs associated with this private offering amount to $6,573 at May 31, 1994, and have been recorded as a prepaid expense. The offering expired September 1, 1994, but can be extended by the Company. The Company has not released this offering. Management has indicated they intend to withdraw this offering. In written action dated September 9, 1996 in lieu of a special meeting of the Board of Directors, the Company has indicated a private offering authorizing the sell of 1,000,000 to 1,200,000 shares of Septima common stock at a price of $2.00 to $2.50 per share. The Company intends to complete the offering pursuant to Regulation D.

13-D Registration
-----------------
On September 26, 1995, Spark Management Corporation filed a 13-D Registration Statement related to the common stock, no par value per share of Septima Enterprises, Inc.

Spark and Cottonbloom, Inc., a New Mexico Corporation and controlling shareholder of Septima, executed an Option Agreement on September 26, 1995, granting Spark the option to acquire at least 51 percent of the outstanding stock of Septima.

The option is presently exercisable and will expire on September 26, 1997. While the option remains outstanding, the option stock is held in a voting trust by David Norvell, as Trustee, pursuant to the terms of a Voting Trust Agreement dated September 26, 1995.

Spark possesses the right to vote all the option stock prior to the expiration of the option.

Pursuant to the Option Agreement and the Voting Trust Agreement, Spark possesses the right to vote 4,307,270 shares of Septima common stock, representing what is presently believed to be 55 percent of the outstanding shares of Septima common stock. Also pursuant to the Option Agreement, Spark

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE E--COMMON STOCK--(CONTINUED)
---------------------------------
possesses the option to acquire 4,307,270 shares of Septima common stock from Cottonbloom at any time prior to September 26, 1997. The directors and executive officers of Spark do not beneficially own any shares of common stock of Septima.

In a document dated September 26, 1995, between a former officer/director of the Company and the Company, the officer agreed to release and quit claim all of his interest in a stock option. The stock option was originally dated May 1, 1994, granting an option to purchase 250,000 shares of common stock of Septima within five years of the date at one dollar per share. (See Note F)

In connection with the Option Agreement, Septima and Hensley Plasma Plug Partnership, a Colorado partnership, executed an agreement for Assignment of Technology and Patents and Assignment of Technology. The intellectual property assigned pursuant to these agreements had been licensed to Cottonbloom which had assigned its rights to Septima. The Technology Assignment replaced the previous agreements and directly granted Septima rights in the Intellectual Property.

While Spark was negotiating on behalf of Septima to obtain the Technology Assignment, other partners of the Hensley Partnership were assigning rights in the Intellectual Property to Pulse Power Technologies Co., Ltd., a New Mexico limited liability company. Litigation ensued among the various entities regarding the rights to the Intellectual Property. The litigation was resolved pursuant to a Settlement Memorandum dated November 16, 1995. The Settlement Memorandum upholds the Technology Assignment and Option Agreement.

Under the Agreement for Assignment of Technology and Patents, Septima Enterprises, Inc. is to make royalty payments to Hensley Plasma Plug Partnership for as long as one or more patents remain in effect according to the following schedule:

       a. A royalty of four percent (4%) of Adjusted Gross Revenues realized from the sale of Products which first total One (1) Million Dollars; plus

       b. A royalty of three percent (3%) of Adjusted Gross Revenues realized from the sale of Products which next total One (1) Million Dollars; plus

       c. A royalty of two percent (2%) of Adjusted Gross Revenues realized from the sale of Products which next total One (1) Million Dollars; plus

       d. A royalty of one percent (1%) of all Adjusted Gross Revenues realized from the sale of Products thereafter.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  September 30, 1996
  (UNAUDITED)

  NOTE E--COMMON STOCK--(CONTINUED)
  ---------------------------------
  During the first two years of the agreement, there are no minimum royalty payments. The minimum royalty payment for year three is $100,000 and the minimum for years four and beyond is $150,000.

  NOTE F--RELATED PARTY TRANSACTIONS
  ----------------------------------
  On September 26, 1995, an agreement was entered into between George H. Hensley, individually and as a partner in Hensley Plasma Plug Partnership; James Robert Hensley, individually, as a partner in Hensley Plasma Plug Partnership, and as co-trustee under the Ronald Hensley Irrevocable Trust dated February 2, 1982; Raymond E. Hensley, individually, as a partner in Hensley Plasma Plug Partnership, and as a co-trustee under the Ronald Hensley Irrevocable Trust dated February 2, 1982; Cottonbloom, Inc., a New Mexico corporation to release Septima of all claims, suits, demands, debts, dues, accounts, bonds, covenants, contracts, promises, agreements, judgments, liabilities, obligations, rights, costs, expenses, attorney's fees, and actions from the beginning of the world to the date of the release. As a result of this agreement, the following related party amounts were written off:

                 Related Party              Amount
                 -------------              ------
                 Amarillo Valley Ridge    $ 13,013.31
                 CAMI                       13,233.56
                 Cottonbloom                66,080.82
                 Ecologics                   3,735.50
                 HDI Partner/CB             10,255.49
                 HDI Partnership             7,939.44
                 George Hensley             57,750.00
                                          -----------
                      Total               $172,008.12
                                          ===========

  A prior officer and current stockholder of the Company is owed $9,415 for funds advanced and reimbursable costs. This related party payable was not covered by the September 26, 1995 agreement.

  Under stock options, related parties, a marketing company, and a former director were granted or resolved to be granted five year options to acquire 960,000 shares of the Company's common stock at $1.00 per share.

  As part of the 960,000 shares, in written action in lieu of a special meeting of the Board of Directors, a former director of the Company was granted an option to purchase 200,000 shares of stock at an exercise price of $1.00 per share exercisable at any time prior to October 1, 2001.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  September 30, 1996
  (UNAUDITED)

  NOTE F--RELATED PARTY TRANSACTIONS--(CONTINUED)
  -----------------------------------------------
  The stock options are due to expire five years from grant date:

    Option Price per share      Number of Options         Date of Grant
    ----------------------      -----------------         -------------
    $1.00                           160,000             February 22, 1994

    $1.00                           500,000                   May 1, 1994

    $1.00                            50,000             November 16, 1995

    $1.00                            25,000                 April 1, 1996

    $1.00                            25,000                  July 1, 1996

    $1.00                           200,000             September 4, 1996

  The Company has developed a compensation arrangement whereby a marketing consultant will be granted (upon quarterly review by Septima) the option to purchase 110,000 total shares at $1.00/share for fiscal quarters ending October 1, 1996 until January 1, 1999. The grant is for 25,000 shares for the first two quarters and 7,500 shares for the subsequent eight quarters.

  A former director of the Company was previously granted 250,000 options at $1.00 per share on May 1, 1994. In an agreement dated September 26, 1995, the former director released and quit claim all interest in the options.

  In a written action in lieu of a special meeting, the Board of Directors on September 9, 1996 granted stock options to two Board members. The options are exercisable at $.20/share within ten years.

  Option Price
  Per Share      Number of Options    Date of Grant    Expiration of Grant
  ---------      -----------------    -------------    -------------------

  $.20           312,500              Sept. 9, 1996    Sept. 9, 2006

  Additionally, the Board authorized annual compensation to the members of the Company's Board of Directors by issuing to each of them options to purchase 20,000 shares of common stock at an exercise price of $1.00 per share.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  September 30, 1996
  (UNAUDITED)

  NOTE F--RELATED PARTY TRANSACTIONS--(CONTINUED)
  -----------------------------------------------
  The Company has negotiated with Worldwide Associates, an entity in which a prior officer and current stockholder of the Company have an interest, whereby Worldwide would be given nearly exclusive distribution rights outside the United States for the Company's products. The Company considers the agreement void.

  No confirmation was received, in a prior period, from Worldwide Associates regarding their view of the status of the agreement (See Note J).

  The Company has negotiated a Manufacturing and Distribution Agreement for Mexico sales with a company operated by a former director and current shareholder (See Note H). The Company has entered into a Master Licensing Agreement with Spark Management Corporation (See Note G). Spark Management is owned by two directors of the Company. The Company has entered into a Manufacturing Agreement with a company owned by two former directors (See Note
  H).

  NOTE G--TECHNOLOGY LICENSE
  --------------------------
  Currently, Spark Management Corporation (Spark) anticipates that Septima will sublicense certain Intellectual Property obtained pursuant to the Technology Assignment to Spark for the manufacture of certain aftermarket auto parts. As of September 30, 1996, Spark intends that another corporation will manufacture various components of the products and sell them to Septima.

  Spark Management Corporation entered into a Master Licensing Agreement dated September 10, 1996 with the Company. The Company acquired developments, information, proprietary rights, and trade secrets collectively referred to as Ignition Systems and Processes (See Note H). Unless terminated or canceled, the Agreement will terminate ten (10) years following the last expired patent acquired by Spark Management.

  Spark intends to periodically review and evaluate the market for Septima's common stock; Septima's business, prospects, and financial condition; general economic conditions, and other opportunities available to Spark. On the basis of such periodic reviews and evaluations, Spark may determine to increase or decrease its investments in Septima through exercise of the option in whole or in part or not at all.

  NOTE H--COMMITMENTS
  -------------------
  The Company's research, development, and manufacturing activities are conducted from facilities leased under short-term operating leases. The facilities are leased by Spark Management Corporation.

  An agreement dated March 22, 1994, exists between Septima Enterprises, Inc., and a company, whereby the company will pursue capital and licensing endeavors. Septima is to pay the company six percent of any funds, money, or renumeration, plus any applicable taxes received by Septima as a result of the company's efforts.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  September 30, 1996
  (UNAUDITED)

  NOTE H--COMMITMENTS--(CONTINUED)
  --------------------------------
  In consideration of the Master Licensing Agreement (See Note G), Spark Management Corporation will receive 450,000 shares of Company stock. The Company will pay Spark Management one dollar ($1.00) for each Product/Insert until one million aggregate Products/Inserts are sold; fifty cents ($.50) for each Product/Insert sold on the next million aggregate units; and twenty-five cents ($.25) for each Product/Insert sold thereafter.

  The Company entered into a Consulting Agreement with Spark Management Corporation. Spark Management will provide services to the Company as a consultant for a five year period commencing September 10, 1996. Spark Management will be compensated on a cost plus 10 percent basis for the first year. During the final four years, the compensation will be $250,000 annually, paid quarterly.

  The company entered into a Manufacturing and Distribution Agreement dated August 23, 1996 with a company. The company is required to order a minimum aggregate of Products/Inserts per year from Septima Enterprises.

  The Company entered into a Manufacturing Agreement dated September 4, 1996 (See Note F). The Company engaged the manufacturer as its exclusive producer for the entire requirements for the product produced in the United States. The initial term is for four (4) years automatically renewable for one (1) year periods.

  NOTE I--UNCERTAINTIES
  ---------------------
  The Company accounts payable listing differs materially from an amount confirmed, in a prior period, directly with a vendor. The vendor has indicated legal action will be pursued to collect the difference between Company account payable amount and vendor amount. The Company has filed a declaratory action against the vendor.

  NOTE J--DEMAND FOR ARBITRATION-WORLDWIDE ASSOCIATES, INC.
  ---------------------------------------------------------
  On June 17, 1996, a demand for arbitration was filed with the American Arbitration Association in Phoenix, Arizona relating to an agreement dated
  May 27, 1994. The nature of the dispute: 1) Failure of Worldwide Associates, Inc. to make payment for product delivered as per Article 5.03 of the agreement in the amount of $1,050 and 2) Failure of consideration to support the Agreement. The claim or relief being sought: 1) Award of damages on invoice stated above plus costs and attorney's fees, and 2) Declaration that the agreement was void at its inception for failure of consideration or, in the alternative, that the agreement is terminated because of Worldwide breach. An arbitration hearing has been scheduled for the week of December 9, 1996.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  September 30, 1996
  (UNAUDITED)

  NOTE K--WITHDRAWAL OF DIRECTORS
  -------------------------------
  Effective September 4, 1996, an individual has resigned as a Director of Septima Enterprises, Inc. The individual was later replaced by another individual, as indicated in written action in lieu of a special meeting of the Board of Directors dated September 9, 1996.

  NOTE L--SUBSEQUENT EVENTS
  --------------------------
  The Company intends to reimburse Spark Management Corporation for Company related start-up and travel costs incurred in 1995-1996 in the second quarter of the 1996-1997 fiscal year. Amounts of the reimbursement are being calculated by the Company.

  The Company has assumed a lease for office space in Lake Park, Florida. The period of the agreement is 11 1/2 months with a provision to extend the agreement for an additional year. Monthly rental payments are $2,062.50.

  The Company intends to change the Corporate Offices to Lake Park, Florida.

  Item 2.  Management's Discussion and Analysis.

       The Company's plan of operation for the three months ended September 30, 1996 was continuing research, development and testing of the HDI technology, as well as the manufacturing and assembly of HDI products. Product testing was done in-house as well as at the Amoco Naperville Lab, Naperville Illinois, U.S., First Automobile Works in Chang Chun, China, Nanjing Electric in Nanjing, China and Consa Ford in Mexico. Once the testing phase is completed, the Company intends to have limited numbers of HDI products manufactured for sale. The Company believes the product is ready for marketing on a limited basis.

       The Company's operations for the three months ended September 30, 1996 were financed by loans from Spark Management ("Spark") to the Company. The cash requirements for operations for the three months ended September 30, 1996 were $42,499, which were met by the loans from Spark to the Company. Should loans from Spark not be available to the Company in the future, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company.

       The Company does not anticipate any significant equipment acquisition during the next twelve months. The person who functions as an office manager and administrative secretary for the Company is paid directly by Spark as an employee of Spark. The work necessary to accomplish the research and development and testing program is currently supervised by a director of the Company who is compensated directly by Spark. Spark intends to be reimbursed by the Company for moneys expended on behalf of Spark and moneys loaned directly to the Company when the Company realizes sufficient revenues from sales to reimburse Spark. There can be no assurances that the Company will be able to reimburse Spark from sales revenues.

       In March of 1995, the Company signed a Memorandum of Understanding ("MOU") with Spark. Pursuant to the MOU, Spark agreed to manage the affairs of the Company for a 90-day period ending July 15, 1995, during which a due diligence effort would be performed by the management of Spark. Upon the successful completion of the due diligence, Spark agreed to purchase 3.8 million shares of Septima common stock from Cottonbloom, Inc. ("Cottonbloom") and thereby obtain control of the Company. The stock purchase agreement negotiations between Spark and Cottonbloom failed in July 1995. The failure of the stock purchase agreement terminated a previously established line of credit from Spark to the Company which would have provided up to $1,300,000 in working capital.

       Subsequent to the termination of the MOU, Spark has agreed to fund the Company up to $500,000 at 12% per annum interest for working capital. As of September 30, 1996, the balance due to Spark was $267,992 in principal and $24,354 in accrued interest.

       On September 26, 1995, Spark executed an Option Agreement (the "Option Agreement") with Cottonbloom for the right to purchase 4,307,270 shares of Septima common stock no par for $935,000. The option may be exercised within two years from the Option Agreement date. The Option Stock is held in a voting trust (the "Voting Trust") by David Norvell, an Albuquerque, New Mexico attorney, as trustee (the "Trustee"). Upon execution of the Option Agreement, the previous Chairman and other Board Members of the Company resigned. The Officers of Spark were subsequently elected as the Board of Directors of the Company in January 1996.

       As of September 30, 1996, no Option Stock had been purchased pursuant to the Option Agreement.

       In connection with the Option Agreement, Septima and Hensley Plasma Plug Partnership, a Colorado partnership ("Hensley Partnership"), executed an Agreement for Assignment of Technology and Patents and Assignment of Technology (together, the "Technology Agreement"). The intellectual property assigned pursuant to the Technology Assignment (the "Intellectual Property") had been licensed to Cottonbloom which has assigned its rights to Septima. The Technology Assignment replaced the previous agreement with the Hensley Partnership and directly granted Septima rights in the Intellectual Property.

       While Spark was negotiating on behalf of Septima to obtain the Technology Assignment, other partners of the Hensley Partnership had assigned certain rights in the Intellectual Property to Pulse Power Technologies Co., Ltd., a New Mexico limited liability company. Litigation ensued among the various entities regarding the rights to the Intellectual Property. The litigation was resolved pursuant to a Settlement Memorandum dated November 16, 1995. The Settlement Memorandum validates the Company's rights in the Technology Assignment and Option Agreement.

       Septima, in conjunction with Spark, is actively pursuing marketplace penetration, engineering design, manufacturing process development, and other efforts such as product dress, packaging, marketing and laboratory and field testing at recognized facilities in China, Mexico and the United States.
  Other Company expenses include general operating expenses, patent costs associated with patent maintenance and patent applications, and expenses related to the search for trading partnerships in the field of distribution in foreign markets. Spark has been financing these efforts and anticipates repayment from Septima at some future date. There is no assurance that the Company will be able to reimburse Spark.

       In calendar 1995 and 1996, all domestic and foreign patent delinquencies and fees that were owing were paid by the Company and brought up to date with the financial assistance of Spark. In addition, all delinquent SEC and IRS filings were brought up to date.

       Accounting Matters. On September 9, 1996, the Board of Directors authorized the Company to change its fiscal year end from May 31 to June 30. The Company intends to file a timely transition report covering the resulting transition period between the closing date of its 1996 fiscal year (May 31) and the opening date of its new fiscal year (July 1).

       Officers and Directors. At the Board of Directors meeting held on September 9, 1996, the Board of Directors accepted the resignation of R. Keith Casler as a Director and as Secretary/Treasurer of the Board of Directors. There was no disagreement between Mr. Casler and the Company.

       On September 9, 1996, Darryl J. Dillenback was elected to the Board of Directors. Mr. Dillenback is currently the President and Chief Executive Officer of Explosive Technologies International, Inc. ("E.T.I.") which is a subsidiary of Canadian Investment Capital, Ltd. of Toronto, Canada. E.T.I. is a commercial explosives manufacturer and distributor located in Wilmington, Delaware.

       R. Edwin Morgan, President and CEO of Septima, will be paid $10,000 per month salary beginning September 1, 1996. This salary will accrue until Septima has sufficient funds for payment.

       Stock Options. R. Keith Casler was granted an option to purchase 200,000 shares of Septima stock at an exercise price of $1.00 per share exercisable at any time prior to October 1, 2001. The option was granted for work done on behalf of Septima over the previous 18 months.

       R. Edwin Morgan was awarded options for 250,000 shares of Septima stock at $0.20 per share for work done for Septima over the previous 18 months.

       Louis S. Camilli was granted an option for 62,500 shares of Septima stock at $0.20 per share for work done for Septima over the previous 24 months.

  Recent Events

       Lease Commitments. A one-year lease for office space at 600 Sandtree Drive, Lake Park, Florida 33403, was signed October 15, 1996. The corporate offices will be relocated from Latrobe, Pennsylvania, and Albuquerque, New Mexico, to Florida in the month of November.

       Employees. Two new employees were added in October: Andrew S. Miller, Global Market Manager Recreational Products, and Charlotte Darling, Executive Assistant. Additional financial, customer service, and technical sales employees will be added in the second and third quarters.

       Capital Resources. The Board of Directors has authorized a private offering of 1,100,000 shares of Septima common stock at a price of $2.00 per share to be sold to raise capital for a product launch in the United States market. The Company intends to complete the offering pursuant to Regulation D.

  Additional Information

       Application has been made for the trademarks "Direct Hits" and "Yellowjacket". An application number has been assigned to "Direct Hits", and management does not anticipate any problems with obtaining these trademarks.

       Orders for finished goods inventory have been placed with Carrera for 100,000 pieces of finished and semi-finished parts for sale in the United States and Mexico.

       An exclusive contract was signed with Klaire International Limited to manufacture and distribute product in Mexico. An initial order of 50,000 parts was received for shipment in the third quarter. Total value of the contract is $282,000.

       A Consulting Agreement was signed between the Company and Spark Management whereby Septima would compensate Spark for services during the next five years.

       The Company entered into a Master Licensing Agreement dated September 10, 1996, with Spark Management Corporation. The Company acquired developments, information, proprietary rights, and trade secrets collectively referred to as Ignition Systems and Processes. Unless terminated or canceled, the Agreement will terminate ten (10) years following the last expired patent acquired by Spark Management.

       The Company entered into a Manufacturing Agreement with Carrera Corporation, Latrobe, Pennsylvania, to be the exclusive producer for the entire requirements for the product produced in the United States for the next four years.

       The Company's accounts payable listing differs materially from an account confirmed, in a prior period, directly with CAMI. CAMI has indicated legal action will be pursued to collect the difference between the Company's accounts payable amount and CAMI's amount. The Company has filed a declaratory action against CAMI.

       On June 17, 1996, a demand for arbitration was filed with American Arbitration Association in Phoenix, Arizona, relating to an Agreement dated May 27, 1994, with Worldwide Associates. The nature of the dispute is: (1) failure of Worldwide Associates, Inc. to make payment in the amount of $1,050 for product delivered as per Article 5.03 of the Agreement and (2) failure of consideration to support the Agreement. The claim or relief being sought is:
  (1) award of damages on invoice stated above plus costs and attorney's fees and (2) declaration that the Agreement was void at its inception for failure of consideration or, in the alternative, that the Agreement is terminated because of Worldwide's breach. An arbitration hearing has been scheduled for the week of December 9, 1996.

                                    PART II
                               OTHER INFORMATION

  Item 1.   Legal Proceedings.

            None

  Item 2.   Changes in Securities.

            None

  Item 3.   Defaults Upon Senior Securities.

            None

  Item 4.   Submission of Matters to the Vote of Security Holders.

            None

  Item 5.   Other Information.

            On September 4, 1996, the Company entered into a Manufacturing Agreement (the "Agreement") with Carrera Corporation, a Pennsylvania corporation ("Carrera"). The Company engaged Carrera as the exclusive producer for the Company's entire requirements in North America for product under the brand name "Direct Hits." The initial term of the Agreement is for four (4) years automatically renewable for one

            (1) year periods. The full text of the Agreement is hereby incorporated by reference and is attached as Exhibit 1.
                                                         ---------

  Item 6.   Exhibits and Reports on Form 8-K.

            a.   Exhibits:

                 (10)   Manufacturing Agreement dated September 4, 1996.
                 (27)   Financial Data Schedule.

            b.   Reports on Form 8-K:

                 On September 27, 1996 the Company filed a current report on Form 8-K relating to a Manufacturing and Distribution Agreement entered into on August 23, 1996, the resignation of R. Keith Casler as a Director and as Secretary/Treasurer of the Board of Directors, the election to the Board of Directors of Darryl J. Dillenback, and a change in the Company's fiscal year end from May 31 to June 30.

                                   SIGNATURE

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  November 14, 1996                SEPTIMA ENTERPRISES, INC.

                                             /s/ R. Edwin Morgan
                                           ----------------------------------
                                           R. Edwin Morgan
                                           President, Chief Executive Officer
                                            and Principal Financial Officer