Form 10QSB/A
period 1996-09-30
SEPTIMA ENTERPRISES INC
filed 1996-12-03
CIK 842013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from _______________________ to _________________

Commission file number 33-25126-D
                       ----------

                           SEPTIMA ENTERPRISES, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

           Colorado                                      85-0368333
-------------------------------                  ------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)
                               600 Sandtree Drive
                               Lake Park, FL 33403
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 624-7299
                      -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

Former Address: 600 Depot Street, Latrobe, PA 15650, Former Fiscal Year: May 31
--------------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
   Report)

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    -------    ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______  No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,235,629 as of November 1, 1996.

     Transitional Small Business Disclosure Format (Check one):

  Yes         No   X
       -----     -----

                           SEPTIMA ENTERPRISES, INC.
                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

                                     INDEX
                                     -----

                                                                       PAGE
PART I:    FINANCIAL INFORMATION                                      NUMBER
-------    ---------------------                                      ------

Item 1.    Financial Statements:

           Financial Statements of Septima Enterprises, Inc. for the quarter ended September 30, 1996:

              Accountants' Report..................................      1

              Balance Sheet as of September 30, 1996...............      2

              Statements of Operations for the period September 12,
               1988 (Inception) to September 30, 1996..............      3

              Statements of Stockholder's Equity for the period
               September 12, 1988 (Inception) to September 30, 1996      4

              Statements of Cash Flows for the period ended
               September 30, 1996..................................      8

              Notes to Financial Statements........................     10

           Financial Statements of Septima Enterprises, Inc. for the quarter ended June 30, 1996:

              Accountants' Report..................................     22

              Balance Sheet as of June 30, 1996....................     23

              Statements of Operations for the period September 12,
               1988 (Inception) to June 30, 1996...................     24

              Statements of Stockholder's Equity for the period
               September 12, 1988 (Inception) to June 30, 1996.....     25

              Statements of Cash Flows for the period ended
               June 30, 1996.......................................     27

              Notes to Financial Statements........................     28

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

  The Company intends to change the Corporate Offices to Lake Park, Florida.

DELISI, HENNINGER AND ASSOCIATES           CERTIFIED PUBLIC ACCOUNTANTS
===============================================================================

DAVID S. DELISI, C.P.A.                     235 Humphrey Road-Suite 3
                                               Two Pineview Place
                                       Greensburg, Pennsylvania 15601-4579
MARTHA HENNINGER, C.P.A.                          (412) 832-8585
                                                FAX (412) 832-8590
Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheet of Septima Enterprises, Inc. (a development stage company) as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Septima Enterprises, Inc. The financial statements for the year ended May 31, 1996 were audited by us, and we expressed a qualified opinion that discussed the Company's ability to continue as a going concern and the uncertain status of a marketing agreement, in our report dated July 22, 1996. We have not performed any auditing procedures since that date. The financial statements for the year ended May 31, 1995 were also audited by us, and we expressed a qualified opinion citing uncertainties as to a land purchase option and the status of a marketing agreement and the inability to obtain a legal opinion from the Company's attorney, in our report dated May 24, 1996. The financial statements for the period September 12, 1988, (inception) to May 31, 1994, were audited by other auditors whose reports dated October 5, 1994, on those statements included an explanatory paragraph that described recurring losses from operation and cash flow problems that raise substantial doubt about its ability to continue operations. They have not performed any auditing procedures since that date.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles. As discussed in Note B, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. Additionally, as discussed in Note K, the Company considers a marketing agreement entered into with an outside firm as void. It is uncertain as to the outside firm's view of the agreement. The agreement could effect future marketing and distribution of the firm's product. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the marketing agreement be deemed valid.

Greensburg, Pennsylvania                        /s/ Delisi, Henninger and
September 26, 1996                                  Associates


   MEMBER PENNSYLVANIA AND AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1996

ASSETS

Current assets                                                      $     5,397
   Cash and cash equivalents (note A3)                                        0
   Accounts receivable--trade                                                 0
   Inventories (note A4)
      Finished products                                                       0
      Products in progress                                                    0
      Raw materials and supplies                                              0
   Prepaid expenses                                                      28,420
   Deposits                                                              20,250
                                                                    -----------

      Total current assets                                               54,067

Equipment (net of accumulated depreciation of $51,884) (note A5)         32,260
                                                                    -----------

Other assets
   Organization costs (net of accumulated amortization of $250)               0
      (note A5)
   Technology license (Note H)                                                0

      Total assets                                                  $    86,327
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable--trade                                          $    53,690
   Note payable--SMC (note C)                                           227,992
   Accrued expenses                                                      17,139
                                                                    -----------

      Total current liabilities                                         298,821
                                                                    -----------

Stockholders' equity
   Preferred stock, no par value, 10,000,000 shares authorized,               0
      no shares issued

   Common stock, no par value, 25,000,000 shares authorized,          1,029,292
      7,785,629 shares issued and outstanding (note F)

   Deficit accumulated during the development stage (note A2)        (1,241,786)
                                                                    -----------

      Total stockholders' equity                                       (212,494)
                                                                    -----------

      Total liabilities and stockholders' equity                    $    86,327
                                                                    ===========

  The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
         For the Period September 12, 1988 (Inception) to June 30, 1996


                                                                 Period from
                                                                Sept. 12, 1988
                                               Year Ended       (inception) to
                                              June 30, 1996     June 30, 1996
                                            -----------------  ----------------
Sales                                            $         0       $     3,126
Interest income                                            0            64,583
Other income (note D)                                    125           199,381
                                                 -----------       -----------
      Total Income                                       125           267,090
                                                 -----------       -----------

Costs and expenses
   General and administrative                          5,986           929,626
   Research and development (note A8)                      0           359,487
   Loss on debt extinguishment--related party              0            50,452
   Depreciation and amortization                       1,403            54,098
   Selling expenses                                        0             5,893
   Cost of products sold                            (      9)           47,049
                                                 -----------       -----------

      Total Expenses                                   7,380         1,446,605
                                                 -----------       -----------
      (Loss) before income taxes and other
      expenses                                      (  7,255)       (1,179,515)

Other expenses                                             0        (   58,924)
   Loss on marketable equity securities

Income tax (note E)                                        0        (    3,347)
                                                 -----------       -----------
Net income/(loss)                                 $ (  7,255)      $(1,241,786)
                                                 ===========       ===========

Weighted average number of common shares
 outstanding                                       7,785,629         6,548,430
                                                 -----------       -----------

Net income/(loss) per share                       $(  .00093)      $(   .18963)
                                                 ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
         For the Period September 12, 1988 (Inception) to June 30, 1996


                                                                            Common Stock             Deficit
                           Preferred Stock         Common Stock              Subscribed            Accumulated
                         ------------------   -----------------------    ---------------------     during the
                                                                                                   Development
                          Shares    Amount     Shares         Amount      Shares       Amount         Stage              Total
                         --------  --------   --------       --------    --------     --------   --------------         -------
Common stock issued on
  September 12, 1988 for
  $.00009 per share            0   $     0    165,000,000    $   15,000        0      $      0       $        0        $   15,000
Common stock issued on
  March 10, 1989 for
  $0.01 per share, net
  of underwriter's fees
  and other costs              0         0     33,005,800       257,753        0             0                0           257,753
Donated services               0         0              0         2,945        0             0                0             2,945
Net loss                       0         0              0             0        0             0        (     517)        (     517)
                        --------   -------   ------------    ----------  -------   -----------    -------------     -------------
Balance at May 31, 1989        0         0    198,005,800       275,698        0             0        (     517)          275,181

Donated services               0         0              0        14,135        0             0                0            14,135
Net loss                       0         0              0             0        0             0        (  12,099)        (  12,099)
                        --------   -------   ------------    ----------  -------   -----------    -------------     -------------
Balance at May 31, 1990        0         0    198,005,800       289,833        0             0        (  12,616)          277,217

Donated services               0         0              0        13,559        0             0                0            13,559
Net loss                       0         0              0             0        0             0        (  71,687)        (  71,687)
                        --------   -------   ------------    ----------  -------   -----------    -------------     -------------
Balance at May 31, 1991        0         0    198,005,800       303,392        0             0        (  84,303)          219,089

Donated services               0         0              0        18,280        0             0                0            18,280
Net loss                       0         0              0             0        0             0        (  28,122)        (  28,122)
                        --------   -------   ------------    ----------  -------   -----------    -------------     -------------
Balance at May 31, 1992        0         0    198,005,800       321,672        0             0        ( 112,425)          209,247

One for two hundred
  reverse stock split
  on October 23, 1992          0         0   (197,015,771)            0        0             0                0                 0
Common stock subscribed on
  May 25, 1993 for $1.00
  per share                    0         0              0             0   30,000        30,000                0            30,000
Donated services               0         0              0        73,670        0             0                0            73,670
Net loss                       0         0              0             0        0             0        ( 253,334)        ( 253,334)
                        --------   -------   ------------    ----------  -------   -----------    -------------     -------------
Balance at May 31, 1993        0   $     0        990,029    $  395,342   30,000      $ 30,000       $( 365,759)       $   59,583


  The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY -- CONTINUED
        For the Period September 12, 1988 (Inception) to June 30, 1996

                                                                            Common Stock             Deficit
                           Preferred Stock         Common Stock              Subscribed            Accumulated
                         ------------------   -----------------------    ---------------------     during the
                                                                                                   Development
                          Shares    Amount     Shares         Amount      Shares       Amount         Stage              Total
                         --------  --------   --------       --------    --------     --------   --------------         -------
Common stock issued
  between July 15,
  1993 and October 25,
  1993 for $1.00 per
  share, net of costs           0  $      0    275,000       $  256,052   ( 30,000)   $(30,000)    $          0         $226,052
Common stock issued on
  March 8, 1994 for
  services rendered,
  valued at $1.00 per
  share                         0         0     25,500           25,500          0           0                0           25,500
Donated services                0         0          0          102,147          0           0                0          102,147
Net loss                        0         0          0                0          0           0      (   422,723)       ( 422,723)
                         --------   -------  ---------       ----------    -------    --------     ------------     ------------
Balance at May 31, 1994         0         0  1,290,529          779,041          0           0      (   788,482)       (   9,441)
                         --------   -------  ---------       ----------    -------    --------     ------------     ------------

Common stock issued on
  August 8, 1994 for
  services rendered,
  valued at $.77 per
  share                         0         0    325,000          250,251          0           0                0          250,251
Common stock acquired on
  May 26, 1994 due to the
  liquidation of Eco-Logics,
  Inc.                          0         0  6,170,100                0          0           0                0                0

Donated services                0         0          0                0          0           0                0                0
Net loss                        0         0          0                0          0           0      (   467,600)       ( 467,600)
                         --------   -------  ---------       ----------    -------    --------     ------------     ------------
Balance at May 31, 1995         0         0  7,785,629        1,029,292          0           0      ( 1,256,082)       ( 226,790)
                         --------   -------  ---------       ----------    -------    --------     ------------     ------------

Net gain                        0         0          0                0          0           0           21,551           21,551
                         --------   -------  ---------       ----------    -------    --------     ------------     ------------
Balance at May 31, 1996         0         0  7,785,629        1,029,292          0           0       (1,234,531)       ( 205,239)
                         --------   -------  ---------       ----------    -------    --------     ------------     ------------

Net loss                        0         0          0                0          0           0       (    7,255)       (   7,255)
                         --------   -------  ---------       ----------    -------    --------     ------------     ------------

Balance at June 30, 1996        0   $     0  7,785,629       $1,029,292          0    $      0      $(1,241,786)      $( 212,494)
                         ========   =======  =========       ==========    =======    ========     ============     ============

  The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                       For the Period Ended June 30, 1996

                                                                  Period from
                                                                 Sept. 12, 1988
                                                 Year Ended      (inception) to
Cash flows from operating activities:           June 30, 1996     June 30, 1996
                                               ---------------   ---------------
  Cash received from customers                 $            0      $    16,811
  Interest received                                         0           59,879
  Cash paid to suppliers                       (       11,687)     (   653,514)
  Income taxes paid                                         0      (     3,704)
                                               ---------------   --------------
     Cash used in operating activities         (       11,687)     (   580,528)
                                               ---------------   --------------
Cash flows from investing activities:
  Purchase of equipment                                     0     (     77,289)
  Purchase of certificates of deposit                       0     (    250,473)
  Maturity of certificates of deposit                       0          250,473
  Purchase of marketable equity securities                  0     (    293,385)
  Proceeds from sale of marketable equity
   securities                                               0          231,961
  Loan disbursements                                        0     (     15,000)
  Loan proceeds from related parties                   10,354          275,261
  Repayments to related parties                             0     (      9,889)
  Advances to related parties                               0     (     44,539)
  Acquisition of purchase option                            0     (     20,000)
  Repayment of note receivable                              0           10,000
                                               ---------------   --------------
     Cash used in investing activities                 10,354           57,120
                                               ---------------   --------------
Cash flows from financing activities:
  Proceeds from issuing common stock                        0          620,050
  Proceeds from stock subscription                          0           30,000
  Exercise of stock subscription                            0     (     30,000)
  Costs associated with public offering of
   common stock                                             0     (     72,297)
  Costs of associated with private offering of
   common stock                                             0     (     18,948)
                                               ---------------   --------------
     Cash provided by financing activities                  0          528,805
                                               ---------------   --------------
     Net increase (decrease) in cash and cash
      equivalents                              (        1,333)           5,397
Cash and cash equivalents at beginning of
 period                                                 6,730                0
                                               ---------------   --------------
Cash and cash equivalents at end of
 period                                        $        5,397      $     5,397
                                               ===============   ==============
Reconciliation of net loss to cash used in
 operating activities
  Net income/(loss)                            $(       7,255)     $(1,241,785)
  Noncash charges to net loss
     Depreciation                                       1,403           51,885
     Write-off of prepaid parts and freight                 0            4,951
     Amortization of organization costs                     0              250
     Donated services                                       0          474,987
     Write-off related payables/inventory                   0       (    4,649)
     Write-off note receivable                              0            5,000
     Forfeited purchase option                              0           20,000
     Write down on marketable securities                    0            2,500
     Loss on sale of marketable equity
      securities                                            0           58,924
     Increase in prepaid expenses                           0       (    6,573)
     Increase in prepaid expenses (Advertising)             0       (   21,847)
     Increase in deposits                                   0       (   20,249)
     Increase in organization costs                         0       (      250)
     Increase in accounts payable               (       8,065)          53,689
     Increase in accrued expenses                       2,230           17,139
     Common stock issued for services                       0           25,500
                                               ---------------   --------------
       Cash used in operating activities       $(      11,687)     $(  580,528)
                                               ===============   ==============

  The accompanying notes are an integral part of these financial statements.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
1.  Basis of Presentation
-------------------------
The accompanying financial statements, presented on the accrual basis, include the balances and accounts of Septima Enterprises, Inc. They do reflect the balances or accounts of Eco-Logics, Inc., a related party, which was liquidated on May 26, 1994, since its efforts to obtain a permit from the State of New Mexico to operate a bio-medical incineration plant were unsuccessful.

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

The 3,960,100 shares issued in the May 31, 1992 transaction, considered to be recapitalization equity of Eco-Logics, and 2,210,000 shares subsequently issued to Cottonbloom for certain licenses and technology, were not included in the Company's stockholders' equity as of May 31, 1994. However, due to the liquidation of Eco-Logics, Inc., these 6,170,100 shares were included in Septima's stockholders' equity as of May 31, 1995. Previously, the shares of common stock were reflected on the financial statements of Eco-Logics, Inc.

2.  Organization and Development Stage Activities
-------------------------------------------------
Septima Enterprises, Inc., was incorporated on September 12, 1988, for the purpose of acquiring interests in other business entities and commercial technologies. Operations to date have consisted of acquiring capital, evaluating investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, and manufacturing. An insignificant amount of revenue from sales has been generated to date. The Company intends to market an ignition enhancer marketed under the registered name of Swaser. Swaser is a registered name of HDI Systems, Inc.

Accordingly, the costs and expenses related to these activities are accumulated and reported in the financial statements as "deficit accumulated during the development stage".

3.  Cash and Cash Equivalents
-----------------------------
The Company considers all investment instruments with original maturities of three months or less when purchased to be cash equivalents.

4.  Inventory Pricing
---------------------
As of June 30, 1996, no inventory exists.

5.  Depreciation and Amortization
---------------------------------
Costs of organizing the Company have been capitalized and are being amortized by the straight-line method over sixty (60) months.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
5.  Depreciation and Amortization--(CONTINUED)
----------------------------------------------
The Company's equipment is recorded at cost and depreciated using the straight-line method over sixty (60) months.

Depreciation expense for the period ending June 30, 1996, is $1,402.

6.  Advertising
---------------
Management has elected to capitalize costs associated with designing advertising and promotional formats in connection with the peaking capacitor product incurred in a prior year. These costs will be written off in future years as the Company begins to market the product. No advertising costs have been expensed in the current year.

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

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
14.  Change of Fiscal Year
--------------------------
The Company changed its fiscal year from June 1 through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

NOTE B--GOING CONCERN
---------------------
As shown in the accompanying financial statements, the Company has incurred recurring losses during the development stage and has experienced cash flow problems.

As of June 30, 1996, the issue of going concern is relevant due to a financing arrangement with Spark Management Corporation providing Septima Enterprises, Inc., with up to $400,000 of funding. This arrangement will not continue if Spark Management Corporation does not exercise their $935,000 option to purchase 51 percent of the outstanding shares of Septima Enterprises, Inc., by September 26, 1997. If this option is not exercised, there will be substantial doubt raised about the Company's ability to continue as a going concern without new capital investment to complete development, manufacturing and marketing of products.

NOTE C--NOTE PAYABLE
--------------------
Spark Management Corporation has agreed to advance Septima Enterprises a line of credit in the amount of $400,000 to provide working capital. This demand note bears an interest rate of twelve percent per annum. As of June 30, 1996, the balance due to Spark Management by Septima was $227,992. Also, $16,965 of accrued interest was due.

NOTE D--OTHER INCOME
--------------------
As indicated on the Statement of Operations, other income is comprised of write-offs of accrued commissions and taxes in the amount of $125.

NOTE E--INCOME TAXES
--------------------
The Company has elected for tax purposes to amortize research and development costs rather than expensing them.

The following is a summary of these intangible assets as of June 30, 1996:


                       Organization costs       $    250
                       Reorganization costs        9,075
                       Stock offering costs        4,910
                       Sales brochures             2,726
                       Capitalized R&D           248,496
                                               ---------
                                                $265,457
                                               =========


  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996

NOTE E--INCOME TAXES--(CONTINUED)
---------------------------------
The deferred expenses will be amortized over 60 months, beginning in the month the Company realizes benefit from such expenses. As of June 30, 1996, accumulated amortization of these assets was $105,482. The amortization expense for the current period is $4,187. For tax purposes, assets are being depreciated using the modified accelerated cost recovery system. The tax depreciation expense for the period is $815. See note A5 for description of book depreciation.

Components of income tax expense are as follows:


                                                    Period from
                                                   September 12,
                                   Year ended    1988 (inception)
                                  June 30, 1996  to June 30, 1996
                                  -------------  ----------------
                  Federal            $    0          $   3,091
                  State                   0                256
                                  -------------   ---------------
                                     $    0          $   3,347
                                  =============   ===============


The reconciliation of income tax computed at statutory tax rates to income tax expense is:


                                                                 Period from
                                                                September 12,
                                               Year ended     1988 (inception)
                                             June 30, 1996    to June 30, 1996
                                             -------------    ----------------
Expected tax benefit                              (  12,240)        (  372,778)
Nondeductible expenses                                    0            350,049
Provision of deferred tax valuation allowance        12,240             26,076
                                             --------------   ----------------
Deferred expense                              $           0    $         3,347
                                             ==============   ================

As of June 30, 1996, the Company had net operating losses totaling $560,584 available to offset future income. If not used, they will expire as follows:


                                         Operating
                              Year        Losses
                             ------     -----------
                              2008       $101,787
                              2009        185,068
                              2010        249,748
                              2011         13,127
                              2012         10,854
                                        -----------
                                        $ 560,584

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996


NOTE E--INCOME TAXES--(CONTINUED)
---------------------------------
The net deferred tax asset in the accompanying Balance Sheet consists of the following:


               Deferred tax asset                    $  372,778
               Deferred tax valuation allowance      $ (372,778)
                                                     -----------
               Deferred income taxes                 $        0
                                                     ===========

A deferred tax valuation allowance has been provided because it is more likely than not that the related deferred tax benefit will not be realized in the future.

The Internal Revenue Service approved the change in fiscal year (see Note A14) submitted on Form 1128 on August 9, 1996.

NOTE F--COMMON STOCK
--------------------
Donated Services
----------------
None of the officers or directors received cash compensation for services rendered the Company. These services have been valued by the Company and charged to expense and common stock (donated capital) at $0 and $474,987 for the year ended June 30, 1996, and for the period from September 12, 1988
(inception) to June 30, 1996, respectively.

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

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996


NOTE F--COMMON STOCK--(CONTINUED)
---------------------------------
13-D Registration--(CONTINUED)
------------------------------
The option is presently exercisable and will expire on September 26, 1997.
While the option remains outstanding, the option stock is held in a voting trust by David Norvell, as Trustee, pursuant to the terms of a Voting Trust Agreement dated September 26, 1995. Spark possesses the right to vote all the option stock prior to the expiration of the option.

Pursuant to the Option Agreement and the Voting Trust Agreement, Spark possesses the right to vote 4,307,270 shares of Septima common stock, representing what is presently believed to be 55 percent of the outstanding shares of Septima common stock. Also pursuant to the Option Agreement, Spark possesses the option to acquire 4,307,270 shares of Septima common stock from Cottonbloom at any time prior to September 26, 1997. The directors and executive officers of Spark do not beneficially own any shares of common stock of Septima.

In a document dated September 26, 1995, between a former officer/director of the Company and the Company, the officer agreed to release and quit claim all of his interest in a stock option. The stock option was originally dated May 1, 1994, granting an option to purchase 250,000 shares of common stock of Septima within five years of the date at one dollar per share. (See Note G)

In connection with the Option Agreement, Septima and Hensley Plasma Plug Partnership, a Colorado partnership, executed an agreement for Assignment of Technology and Patents and Assignment of Technology. The intellectual property assigned pursuant to these agreements had been licensed to Cottonbloom which had assigned its rights to Septima. The Technology Assignment replaced the previous agreements and directly granted Septima rights in the Intellectual Property.

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

Under the Agreement for Assignment of Technology and Patents, Septima Enterprises, Inc. is to make royalty payments to Hensley Plasma Plug Partnership for as long as one or more patents remain in effect according to the following schedule:

     a. A royalty of four percent (4%) of Adjusted Gross Revenues realized from the sale of Products which first total One (1) Million Dollars; plus

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996


NOTE F--COMMON STOCK--(CONTINUED)
---------------------------------
13-D Registration--(CONTINUED)
------------------------------
     b. A royalty of three percent (3%) of Adjusted Gross Revenues realized from the sale of Products which next total One (1) Million Dollars; plus
     c. A royalty of two percent (2%) of Adjusted Gross Revenues realized from the sale of Products which next total One (1) Million Dollars; plus
     d. A royalty of one percent (1%) of all Adjusted Gross Revenues realized from the sale of Products thereafter.

During the first two years of the agreement, there are no minimum royalty payments. The minimum royalty payment for year three is $100,000 and the minimum for years four and beyond is $150,000.

NOTE G--RELATED PARTY TRANSACTIONS
-----------------------------------
On September 26, 1995, an agreement was entered into between George H. Hensley, individually and as a partner in Hensley Plasma Plug Partnership; James Robert Hensley, individually, as a partner in Hensley Plasma Plug Partnership, and as co-trustee under the Ronald Hensley Irrevocable Trust dated February 2, 1982; Raymond E. Hensley, individually, as a partner in Hensley Plasma Plug Partnership, and as a co-trustee under the Ronald Hensley Irrevocable Trust dated February 2, 1982; Cottonbloom, Inc., a New Mexico corporation to release Septima of all claims, suits, demands, debts, dues, accounts, bonds, covenants, contracts, promises, agreements, judgements, liabilities, obligations, rights, costs, expenses, attorney's fees, and actions from the beginning of the world to the date of the release.

As a result of this agreement, the following related party amounts were written off:


                        Related Party             Amount
                     ---------------------    ------------
                     Amarillo Valley Ridge     $ 13,013.31
                     CAMI                        13,233.56
                     Cottonbloom                 66,080.82
                     Eco-Logics                   3,735.50
                     HDI Partner/CB              10,255.49
                     HDI Partnership              7,939.44
                     George Hensley              57,750.00
                                              ------------
                         Total                 $172,008.12
                                              ============

A prior officer and current stockholder of the Company is owed $9,415 for funds advanced and reimbursable costs. This related party payable was not covered by the September 26, 1995 agreement.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996


NOTE G--RELATED PARTY TRANSACTIONS--(CONTINUED)
-----------------------------------------------
Using stock bonuses and awards, 75,000 shares of the Company's common stock, valued at $1.00 per share, were issued to a marketing company and related parties during the fiscal year ended May 31, 1996. Under stock options, related parties were granted or resolved to be granted five year options to acquire 735,000 shares of the Company's common stock at $1.00 per share.

The stock options are due to expire five years from grant date:


                        Numbers
                      of Options        Date of Grant
                     ------------     -----------------
                        160,000       February 22, 1994
                        500,000       May 1, 1994
                         50,000       November 16, 1995
                         25,000       April 1, 1996


The Company has developed a compensation arrangement whereby a marketing consultant will be granted (upon quarterly review by Septima) the option to purchase 135,000 total shares at $1.00/share for fiscal quarters ending July 1, 1996 until January 1, 1999. The grant is for 25,000 shares for the first three quarters and 7,500 shares for the subsequent eight quarters.

A former director of the Company was previously granted 250,000 options at $1.00 per share on May 1, 1994. In an agreement dated September 26, 1995, the former director released and quit claim all interest in the options. (See Note F)

The Company has negotiated with Worldwide Associates, an entity in which a prior officer and current stockholder of the Company have an interest, whereby Worldwide would be given nearly exclusive distribution rights outside the United States for the Company's products. The Company considers the agreement void.
No confirmation was received, in a prior period, from Worldwide Associates regarding their view of the status of the agreement (see Note K).

NOTE H--TECHNOLOGY LICENSE
--------------------------
Currently, Spark Management Corporation (Spark) anticipates that Septima will sublicense certain Intellectual Property obtained pursuant to the Technology Assignment to Spark for the manufacture of certain aftermarket auto parts. As of June 30, 1996, Spark intends that Carrera Corporation, a Pennsylvania corporation, will manufacture various components of the products and sell them to Septima.

It is also anticipated that Spark may assist Septima in marketing and testing the products, and may receive a small commission on sales of the products. No agreements have been executed among Septima, Spark, or Carrera, and no current understandings exist regarding how the testing, manufacture, marketing and sales of the products will actually be completed.

  Septima Enterprises, Inc.
  (A Development Stage Company)
  Notes to Financial Statements
  June 30, 1996


NOTE H--TECHNOLOGY LICENSE--(CONTINUED)
---------------------------------------
Spark intends to periodically review and evaluate the market for Septima's common stock; Septima's business, prospects, and financial condition; general economic conditions, and other opportunities available to Spark. On the basis of such periodic reviews and evaluations, Spark may determine to increase or decrease its investments in Septima through exercise of the option in whole or in part or not at all.

NOTE I--COMMITMENTS
--------------------
The Company's research, development, and manufacturing activities are conducted from facilities leased under short-term operating leases. The facilities are leased by Spark Management Corporation.

An agreement dated March 22, 1994, exists between Septima Enterprises, Inc., and The IBEN Company, Inc., whereby IBEN will pursue capital and licensing endeavors. Septima is to pay IBEN six percent of any funds, money, or remuneration, plus any applicable taxes received by Septima as a result of IBEN's efforts.

NOTE J--UNCERTAINTIES
---------------------
The Company accounts payable listing differs materially from an amount confirmed, in a prior period, directly with a vendor. The vendor has indicated legal action will be pursued to collect the difference between Company account payable amount and vendor amount.

NOTE K--DEMAND FOR ARBITRATION--WORLDWIDE ASSOCIATES, INC.
----------------------------------------------------------
On June 17, 1996, a demand for arbitration was filed with the American Arbitration Association in Phoenix, Arizona relating to an agreement dated May 27, 1994. The nature of the dispute: 1) Failure of Worldwide Associates, Inc. to make payment for product delivered as per Article 5.03 of the agreement in the amount of $1,050, and 2) Failure of consideration to support the Agreement. The claim or relief being sought: 1) Award of damages on invoice stated above plus costs and attorney's fees, and 2) Declaration that the agreement was void at its inception for failure of consideration or, in the alternative, that the agreement is terminated because of Worldwide breach.

NOTE L--WITHDRAWAL OF DIRECTORS
-------------------------------
Effective June 26, 1996, two individuals have resigned as Directors of Septima Enterprises, Inc.

NOTE M--SUBSEQUENT EVENTS
-------------------------
The Company received a deposit of $125,000 in September 1996 for a customer order that will total $250,000.

                                   SIGNATURE

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: December 3, 1996                    SEPTIMA ENTERPRISES, INC.



                                           ---------------------------------
                                           R. Edwin Morgan
                                           President, Chief Executive Officer
                                           and Principal Financial Officer