Form 10QSB
period 1996-12-31
SEPTIMA ENTERPRISES INC
filed 1997-02-14
CIK 842013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
         1934

         For the transition period from                   to
                                        -----------------    -----------------
Commission file number 33-25126-D
                       ----------

                            SEPTIMA ENTERPRISES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                             85-0368333
-------------------------------             ---------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                   Identification No.)


                               600 Sandtree Drive
                               Lake Park FL 33403
                  -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 624-7299
                     -----------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                ------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
  Report)

         Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    ----       ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes         No
    ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuers's classes of common equity, as of the latest practicable date: 8,235,629 as of February 10, 1997.

         Transitional Small Business Disclosure Format (Check one):

Yes         No  X
    ----       ----

                            SEPTIMA ENTERPRISES, INC.
                                   FORM 10-QSB

                                      INDEX
                                      -----
                                                                           PAGE
PART I:  FINANCIAL INFORMATION                                            NUMBER
-------  ---------------------                                            ------

Item l.  Financial Information:

         Financial Statements of Septima Enterprises, Inc.:

           Balance Sheet as of December 31, 1996..............................2
           Statement of Income for the Three Months and the
                    Six Months Ended December 31, 1996........................3
           Statement of Cash Flows for the period ended
                    December 31, 1996.........................................4
           Notes to Financial Statements......................................5

Item 2.  Management's Discussion and Analysis.................................8

PART II: OTHER INFORMATION
-------- -----------------

         Item 1.   Legal Proceedings..........................................9
         Item 2.   Changes in Securities......................................9
         Item 3.   Defaults Upon Senior Securities............................9
         Item 4.   Submission of Matters to the Vote of Security Holders..    9
         Item 5.   Other Information..........................................9
         Item 6.   Exhibits and Reports on Form 8-K...........................10

Signature.....................................................................11

Exhibits:

         l.  Consulting Agreement dated September 10, 1996....................12

                           SEPTIMA ENTERPRISES, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1996
                                  (Unaudited)


                                                                Six Months Ended
                                                                   December 31,
                                                                      1996
                                                                ----------------

ASSETS

Current Assets
  Cash and cash equivalents                                       $     14,242
  Accounts receivable-trade                                             50,000
  Prepaid expenses and other current assets                            129,897
                                                                ---------------
    Total current assets                                               194,139
                                                                ---------------

Equipment (net of accumulated depreciation
 of $57,922)                                                            41,176

Other assets
  Technology license                                                    87,750
                                                                ---------------
     Total assets                                                 $    323,065
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable-trade                                               170,768
  Note payable-SMC                                                     332,209
  Insurance loan payable                                                36,788
  Deposit from customers                                                75,000
  Accrued expenses                                                     114,213
  Stockholder loan                                                      18,000
                                                                ---------------
     Total current liabilities                                    $    746,978
                                                                ---------------

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
   authorized, no shares issued                                   $    --
  Common stock, no par value, 25,000,000 shares
   authorized; 8,235,629 shares issued and
   outstanding                                                       1,119,291
Accumulated deficit                                                 (1,543,204)
                                                                ---------------
   Total stockholders' equity                                         (423,913)
                                                                ---------------
   Total liabilities and stockholders' equity                     $    323,065
                                                                ===============


  The accompnaying notes are an integral part of these financial statements.

                                            SEPTIMA ENTERPRISES, INC.
                                              STATEMENT OF INCOME
                                                   (Unaudited)



                                              Three Months Ended                     Six Months Ended
                                         December 31,    November 30,            December 31,    November 30,
                                            1996            1995                    1996            1995
                                         ------------    ------------            ------------    ------------
Sales                                   $     150,800    $          -           $     150,800   $           -
Other income                                        -               -                       -          20,482
                                         ------------    ------------            ------------    ------------
   Total income                               150,800               -                 150,800          20,482
                                         ------------    ------------            ------------    ------------
Costs and expenses
  Cost of product sold                         93,649               -                  93,649           1,618
  General and administrative                  303,622           2,400                 338,763          68,534
  Research and development                      8,326               -                  11,519          81,558
  Depreciation and amortization                 4,122           4,207                   8,287           8,414
                                         ------------    ------------            ------------    ------------
   Total expenses                             409,719           6,607                 452,218         160,124
                                         ------------    ------------            ------------    ------------
   (Loss) before income taxes
   and other expenses                        (258,919)         (6,607)               (301,418)       (139,642)

Income tax                                          -               -                       -               -
                                         ------------    ------------            ------------    ------------
Net (loss)                              $    (258,919)  $      (6,607)          $    (301,418)  $    (139,642)
                                         ============    ============            ============    ============
Average number of common
   shares outstanding                       8,235,629       7,785,629               8,010,629       7,785,629
                                         ------------    ------------            ------------    ------------

Net income/(loss) per share             $       (0.03)  $           *           $       (0.04)  $       (0.02)
                                         ============    ============            ============    ============
*Less than $.01 per share

   The accompanying notes are an integral part of these financial statements

                           SEPTIMA ENTERPRISES, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months         Six Months
                                                              Ended               Ended
                                                           December 31,        November 30,
                                                               1996                1995
                                                          --------------      --------------
Cash flows from operating activities:
  Cash received from sales                                $     100,800       $          --
  Cash paid to suppliers and operating expense                  (311,007)           (210,504)
  Customer deposits                                               75,000                  --
                                                          --------------      --------------
    Cash used in operating activities                           (135,207)           (210,504)
                                                          --------------      --------------
Cash flows from investing activities:
  Purchase of equipment                                          (14,953)                 --
  Loan proceeds from related parties                             122,217             217,638
  Loan proceeds for insurance                                     36,788                  --
                                                          --------------      --------------
     Cash provided by investing activities                       144,052             217,638
                                                          --------------      --------------

     Net increase in cash and cash equivalents                     8,845               7,134

Cash and cash equivalents at beginning of period                   5,397               1,996
                                                          --------------      --------------

Cash and cash equivalents at end of period                        14,242               9,130
                                                          ==============      ==============

Reconciliation of net loss to cash used
  in operating activities
    Net income/(loss)                                     $     (301,418)           (139,642)
    Non-cash charges to net income/(loss)-
      depreciation and amortization                                8,287               8,414
    Increase in accounts receivable                              (50,000)                 --
    (Decrease) in prepaid expenses and other assets              (81,227)            (27,758)
    Increase in accounts payable                                 117,078             (66,202)
    Increase in deposits from customers                           75,000                  --
    Increase in accrued expenses                                  97,073              14,684
                                                          --------------      --------------
      Cash used in operating activities                   $     (135,207)     $     (210,504)
                                                          ==============      ==============

  The accompanying notes are an integral part of these financial statements.

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1996
(Unaudited)

NOTE  A -- ORGANIZATION AND DEVELOPMENT OF THE COMPANY
------------------------------------------------------
The Company was formed on September 12, 1988, and was engaged in the prior years in the development of its products and, more recently, in the organization of its corporate facilities. The Company began making sales on October 16, 1996, and became operational during the six month period ended December 31, 1996.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------
Basis of Presentation
---------------------
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended May 31, 1996, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on August 28, 1996.

The results of operations for the three month and six month periods ended December 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year 1997.

Employees
---------
All persons working for Septima are paid through Septima. The Company had two compensated employees during the six month period ended December 31, 1996.

Change of Fiscal Year
---------------------
The Company changed its fiscal year from June through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

Revenue Recognition
-------------------
The Company recognizes revenue when the product is manufactured and shipped to the customer. For the six months ended December 31, 1996, the Company had sales of $150,800 which were from one customer.

NOTE C -- COMMON STOCK
----------------------
Private Offering
----------------
On December 5, 1996, the Company prepared a Private Placement Memorandum pursuant to Regulation D in which it offered to accredited investors 1,100,000 shares at a price of $2.00 per

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1996
(Unaudited)

share. The life of the Memorandum is up to one year from the date of offering. Costs associated with this private offering amount to $35,000 at December 31, 1996, and have been recorded as a prepaid expense.

The previous private offering dated July 24, 1994, which expired September 1, 1994, without any shares being sold was withdrawn by management.

NOTE D -- STOCK OPTIONS
-----------------------
In written action in lieu of a special meeting of the Board of Directors, a former director of the Company was granted an option to purchase 200,000 shares of stock at an exercise price of $1.00 per share exercisable at any time prior to October 1, 2001.

In a written action in lieu of a special meeting, the Board of Directors on September 9, 1996, granted to two Board members options to purchase 312,500 shares of the Company's stock at an exercise price of $.20 per share exercisable at any time prior to September 9, 2006.

Additionally, the Board authorized the issuance to the members of the Company's Board of Directors options to purchase 20,000 shares of common stock at the exercise price of $1.00 per share. These options vest one year after date of issuance.

NOTE E -- RELATED PARTY TRANSACTIONS
------------------------------------
The Company has negotiated a Manufacturing and Distribution Agreement for Mexico sales with a company operated by a former director and current shareholder.

Spark Management Corporation ("Spark") entered into a Master Licensing Agreement dated September 10, 1996, with the Company which culminated an understanding between the parties reached in September 1995. Spark is owned by two directors of the Company. The Company acquired developments, information, proprietary rights and trade secrets collectively referred to as Ignition Systems and Processes. The Agreement will terminate ten years following the last expired patent acquired by Spark. Also, this Agreement is subject to termination or cancellation by both parties based upon various circumstances explained in the Agreement. In consideration of the Agreement, Spark has received 450,000 shares of common stock. The Company has recorded the License Agreement as an asset based upon the estimated fair market value of the common stock at the time the understanding was reached. Also, the Company will pay Spark $1 for each Product/Insert sold up to 1,000,000 units; $.50 for each Product/Insert on the next million aggregate units sold, and $.25 for each Product/Insert sold thereafter.

The Company entered into a Consulting Agreement with Spark Management Corporation. Spark Management will provide services to the Company as a consultant for a five year period commencing September 10, 1996. Spark Management will be compensated on a cost plus 10 percent basis for the first year. During the final four years, the compensation will be $250,000

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1996
(Unaudited)

annually, paid quarterly.

NOTE F -- COMMITMENTS
---------------------
An agreement dated March 22, 1994, between Septima Enterprises, Inc. and a company whereby the company will pursue capital and licensing endeavors was canceled.

The Company entered into a Manufacturing and Distribution Agreement dated August 23, 1996, with a company. The company is required to order a minimum number of Products/Inserts per year from Septima Enterprises.

The Company entered into a Manufacturing Agreement dated September 4, 1996. The Company engaged the manufacturer as its exclusive producer for the entire requirements for the product produced in the United States. The initial term is for four (4) years automatically renewable for one (1) year periods.

The Company has moved its Corporate Offices and has assumed a lease for office space in Lake Park, Florida. The lease agreement expires September 30, 1997, but has a provision to extend the agreement for an additional year. Monthly rental payments are $2,062.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Except for the historical information contained herein, the matters discussed in the Form 10- QSB include forward-looking statements that involve risks and uncertainties, including, but not limited to, quarterly fluctuations in results, the management of growth, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

Results of Operations

         Sales for the first six months of fiscal year 1997 were $150,800. All of these sales occurred in the second quarter and were to one customer for resale in Mexico. There were no sales in the corresponding six- and three-month periods of fiscal 1996.

         Net loss of $258,919 in the first six months was due to nonrecurring expenses and no sales until the last two months..

         The second quarter sales performance reflects the efforts of the Company's focus on significant domestic and international market opportunities. The Company no longer is a development stage company, and sales should improve throughout calendar 1997.

Marketing and Distribution

         General & Administrative Expenses of $303,622 in the first six months included nonrecurring costs of legal fees and settlement of the Worldwide Associates, Inc. dispute, cost of a Regulation D private placement memorandum, and relocation of the corporate headquarters to Lake Park, Florida.

Corporate Non-Operating

         Liquidity and Capital Resources. The Company's operations for the three months ended December 31, 1996, were financed by loans from Spark Management to the Company. The cash requirements for operations for the three months ended December 31, 1996, were met by the loans from Spark to the Company. Should loans from Spark not be available to the Company in the future, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company.

         As of December 31, 1996, the balance due to Spark was $332,209 principal and $32,088 in accrued interest.

Outlook

New business opportunities are being actively pursued on a broad front both domestically and internationally. Management expects it will take several months to one year to fully implement a marketing program, and management is actively seeking diligently to accomplish broad acceptance of Septima products.

Recent Events

         Capital Resources. The Board of Directors authorized a private offering of 1,100,000 shares of Septima common stock at a price of $2.00 per share, the proceeds of which are to be used for product manufacture, advertising and marketing for a product launch in the United States market. A Private Placement Memorandum offering dated December 5, 1996, is being made by the Company in reliance upon Rule 506 of Regulation D promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933.

                                     Part II

                                OTHER INFORMATION

Item 1.           Legal Proceedings.

                  On June 17, 1996, a demand for arbitration was filed with American Arbitration Association in Phoenix, Arizona, relating to an Agreement dated May 27, 1994, with Worldwide Associates, Inc. A Settlement Agreement was reached on December 2, 1996, whereby Septima paid Worldwide the sum of $15,000.00 and Septima and Worldwide declared the Distribution Agreement appointing Worldwide as the exclusive authorized distributor of Septima products for the entire world null, void and of no effect since its inception.

Item 2.           Changes in Securities.

                  None

Item 3.           Defaults Upon Senior Securities.

                  None

Item 4.           Submission of Matters to the Vote of Security Holders

                  None

Item 5.           Other Information

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

                  On September 9, 1996, Darryl J. Dillenback was appointed to the Board of Directors. Mr. Dillenback is currently the President and Chief Executive Officer of Explosive Technologies International, Inc. ("E.T.I.") which is a subsidiary of Canadian Investment Capital, Ltd. Of Toronto, Canada. E.T.I. is a commercial explosives manufacturer and distributor located in Wilmington, Delaware.

                  A special meeting of the Board of Directors was held on December 13, 1996. Roy H. Davidson and Ronald J. Costello were appointed to the Board of Directors.

                  Mr. Davidson is currently President of BallenIsles Development Company and has broad experience in executive management. Mr. Davidson is a former auditor and CPA with one of the Big 6 public auditing firms and was elected as Chairman of Septima's Audit Committee.

                  Mr. Costello is co-owner and President of Versachem, an international manufacturing and marketing company for automotive products.

                  Each director will be granted an option for 20,000 shares of Septima at an option price of $1.00 per share upon completion of one year of service.

Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits:

                           (10) Consulting Agreement dated September 10, 1996 - signed between the Company and Spark Management whereby Septima would compensate Spark for services during the next five years.

                  b.       Reports on Form 8-K:

                           Accounting Matters. On September 9, 1996, the Board of Directors authorized the Company to change its fiscal year end from May 31 to June 30. The Company filed a timely transition report covering the resulting transition period between the closing date of its 1996 fiscal year (May 31) and the opening date of its new fiscal year (July 1).

                           On January 14, 1997, the Company filed a current report on Form 8-K regarding change of auditors. On January 7, 1997, the Company notified Delisi, Henninger and Associates, the Company's auditors until that time, of Greensburg, Pennsylvania, that McGladrey & Pullen, LLP, of West Palm Beach, Florida, had been elected and had accepted the responsibility as auditor for the Company.

                           There was no disagreement between Delisi, Henninger and Associates and the Company.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 1997            SEPTIMA ENTERPRISES, INC.


                                    /s/ R. Edwin Morgan
                                    ----------------------------------------
                                    R. Edwin Morgan
                                    President, Chief Executive Officer and
                                    Principal Financial Officer

                              CONSULTING AGREEMENT
                              --------------------

         THIS AGREEMENT is made and entered into this 10th day of September 1996 by and between SPARK MANAGEMENT CORPORATION (hereinafter referred to as "SPARK") and SEPTIMA ENTERPRISES, INC. (hereinafter referred to as "SEPTIMA"), a Colorado corporation.

         WHEREAS, SEPTIMA wishes to secure the continued services of SPARK as a consultant of SEPTIMA; and

         WHEREAS, SPARK wishes to act as a consultant to SEPTIMA on the terms and conditions set forth below; and

         WHEREAS, by this Agreement, the parties hereto desire to set forth their complete agreement and understanding regarding the terms and conditions of SPARK'S relationship with SEPTIMA;

         NOW, THEREFORE, for good and sufficient consideration set forth hereinbelow, SPARK and SEPTIMA agree as follows:

         1. Duties. SPARK shall be employed to perform technical services for
            ------
SEPTIMA during the term of this Agreement as defined herein. In that capacity, SPARK shall perform the duties and responsibilities of providing the resources necessary to managing the technical and scientific affairs of SEPTIMA, as well as other duties SPARK may be called upon to perform from time to time.

         2. Term of Agreement. The term of SPARK's contract under this Agreement
            -----------------
shall commence on September 10, 1996, and continue for five (5) years therefrom.

         3. Compensation. During the term of this Agreement, SEPTIMA shall
            ------------
compensate SPARK on a cost plus ten (10%) percent basis for the first year. The costs shall be submitted to SEPTIMA on an annual basis detailing services performed and costs thereto. For the final four (4) years of the term, SEPTIMA shall pay a Two Hundred Fifty Thousand ($250,000.00) Dollar annual fee, paid quarterly. This fee shall be subject to annual adjustments consistent with cost of living adjustments based upon annual increases in the consumer price index. The compensation set forth herein shall be adjusted as mutually agreed by the parties for additional duties assigned to SPARK.

         4. Termination of Agreement. Notwithstanding any other provision
            ------------------------
herein, this Agreement may be terminated as follows:

         c. By SEPTIMA for Cause. SEPTIMA shall have the right to terminate
            --------------------
SPARK's contract hereunder for "cause" upon thirty (30) days prior written notice. For purposes of this Agreement only, "cause" shall be defined to include material willful misconduct by SPARK in the performance of its duties and responsibilities hereunder.
            In the event of a termination of SPARK's contract for cause pursuant to this section, SEPTIMA shall not be obligated and SPARK shall not be entitled to any further compensation under this Agreement including, without limitation, such other benefits to which SPARK might otherwise be entitled by law.

         d. By Spark. SPARK shall have the right to terminate SPARK's contract
            ---------
hereunder upon thirty (30) days prior to written notice to SEPTIMA.

         5. Non-disclosure of Confidential Information. SPARK acknowledges that
            -------------------------------------------
 SEPTIMA owns certain patents attached hereto as Schedule A, and which are and will continue to be of great and unique value to SEPTIMA and its subsidiaries and affiliates in their respective business ("Confidential Information").

            SPARK agrees that all such Confidential Information heretofore received by it will be kept and maintained by it as confidential and in complete secrecy, and SPARK will not disclose such information at any time, either orally or in writing or otherwise, except with the prior express written permission of SEPTIMA.

            SEPTIMA acknowledges that SPARK has developed intellectual property beyond the scope of the patents currently held by SEPTIMA. SEPTIMA further acknowledges that SPARK has developed significant and material improvements to those patents listed on Schedule A belonging to SEPTIMA. SEPTIMA agrees that such intellectual property developed by SPARK shall remain the property of SPARK and said property is listed and attached hereto as Schedule B. SEPTIMA agrees that all such information will be kept and maintained as confidential and in complete secrecy, and SEPTIMA will not disclose such information at any time, either orally or in writing or otherwise, except with the prior express written permission of SPARK.

         6. Severability. In the event that any one or more of the provisions of
            -------------
this Agreement shall be held to be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired.

         7. Assignment. This Agreement, and the rights and obligations of SPARK
            -----------
 and SEPTIMA hereunder, shall inure to the benefit of and shall be binding upon SPARK and its successors, and upon SEPTIMA, its successors and assigns. This Agreement may not be assigned by SPARK.

         8. Entire Agreement; Modification. This Agreement sets forth the entire
            -------------------------------
 agreement between the parties hereto and supersedes any and all prior agreements and understandings, oral or written. This Agreement may be modified only in writing signed by all parties to the Agreement.

         9. Choice of Law. This Agreement, and all disputes arising under or
            --------------
 related to it, shall be governed by the laws of the State of Florida.

        10. No Representations. Other than the covenants, representations, and
            -------------------
 warranties set forth in the Assignment Agreement, SPARK agrees and acknowledges that SEPTIMA made no statements, promises or representations to SPARK concerning the terms, enforceability or implications of this Agreement except for the terms contained herein.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first written above.


SPARK MANAGEMENT CORPORATION            SEPTIMA ENTERPRISES, INC.

By:   /s/ Louis S. Camilli              By:    /s/ R. Edwin Morgan
   -------------------------               ------------------------
   Louis S. Camilli, President             R. Edwin Morgan, President

STATE OF NEW MEXICO  )

                     ) ss.

COUNTY OF BERNALILLO )

         On this the 10th day of September 1996, before me the undersigned, personally appeared Louis S. Camilli and R. Edwin Morgan, known to me to be the persons whose name is subscribed to in this instrument and acknowledged to me that they executed the foregoing instrument for the purposes therein contained.

                                           /s/ Lillian G. Werntz
                                        ---------------------------
                                        Notary Public

My commission expires: July 23, 1997

                                  SCHEDULE A
                                  ----------
                  SEPTIMA ENTERPRISES, INC. (SEPTIMA) PATENTS


1. U. S. PATENT Re. 32,505 reissued September 15, 1987, (Application No. 06/616,509 filed June 1, 1984) titled "COMBUSTION INITIATION SYSTEM", REISSUE of Patent 4,333,135, issued June 1, 1982, (Application No. 06/119,869 filed February 8, 1980);

2. U. S. PATENT 4,333,126, issued June 1, 1982, (Application No. 06/154,949 filed May 30, 1980) titled "COMBUSTION INITIATION DEVICE");

3. U. S. PATENT 4,402,036, issued August 30, 1983, (Application No. 06/325,806 filed November 30, 1981) titled "METHOD OF PRODUCING A HIGH ENERGY PLASMA FOR INITIATING FUEL";

4. U. S. PATENT 4,589,398, issued May 20, 1986, (Application No. 06/583,694 filed February 27, 1984) titled "COMBUSTION INITIATION SYSTEM EMPLOYING HARD DISCHARGE")

5. U. S. PATENT 5,272,415 issued December 21, 1993, (Application No. 07/414,054 filed September 28, 1989) titled "COMBUSTION IGNITOR";

6. U. S. PATENT 5,371,436, issued December 6, 1994, (Application No. 07/459,904 filed January 2, 1990) titled "COMBUSTION IGNITOR"; and

7. U. S. PATENT application No. 08/170,464 filed December 20, 1993 titled "COMBUSTION IGNITOR".