Form 10KSB/A
period 1996-05-31
SEPTIMA ENTERPRISES INC
filed 1997-03-17
CIK 842013

                                 FORM 10-KSB/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -------    -------
Commission File Number:  33-25126-D
                         ----------

                           SEPTIMA ENTERPRISES, INC.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                          85-0368333
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                           identification no.)

600 Sandtree Drive, Suite 212, Lake Park FL    33403
-------------------------------------------    -----
(Address of principal executive offices)     (Zip Code)

Company's telephone number, including area code:  (561)624-7299

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                           No Par Value Common Stock
                           -------------------------
                               (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   X
No     .                                                                ----
   ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A. [ ]
       ----

     State the Issuer's revenues for the most recent fiscal year  $ 0.
                                                                  ----

     As of May 31, 1996 the average bid price for the Company's no par value common stock was $1.6875 and average asked price was $2.75.

     The number of shares outstanding of the Company's no par value common stock, its only class of equity securities, as of May 31, 1996 was: 7,785,629 shares.

     Transitional Small Business Disclosure Format: Yes      No   X
                                                        ----    ----


This Form 10-KSB/A of Septima Enterprises, Inc. amends and restates the Form 10-KSB for the fiscal year ended May 31, 1996, filed with the SEC on August 29, 1996.

                           Septima Enterprises, Inc.
                Index to Amended Annual Report on Form 10-KSB/A
               Filed with the Securities and Exchange Commission
                            Year Ended May 31, 1996

                            Items in Form 10-KSB/A

                                                                       Page
                                                                       ----

Facing Page                                                              1

PART II

     Item 7.        Financial Statements...........................      3

     Item 8.        Changes in and Disagreements
                    with Accountants on
                    Accounting and Financial
                    Disclosure.....................................      4

     Item 13.       Exhibits and Reports on
                    Form 8-K.......................................      5

Signatures.........................................................      6

Financial Statements...............................................      7

                                    PART II


ITEM 7.   FINANCIAL STATEMENTS.

     Reference is made to the Financial Statements referred to in the accompanying exhibit setting forth the financial statements of Septima Enterprises, Inc., together with the report of Delisi, Henninger and Associates.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Financial Statements.
     ---------------------

1.   Septima Enterprises, Inc.

     Balance Sheet as of May 31, 1996
     Statements of Operations for the years ended May 31, 1996 and 1995 and cumulative for the period September 12, 1988 (Inception) to May 31, 1996
     Statement of Stockholder's Equity for the years ended May 31, 1996 and 1995 and the period September 12, 1988 (Inception) to May 31, 1994
     Statements of Cash Flows for the years ended May 31, 1996 and 1995 and cumulative for the period September 12, 1988 (Inception) to May 31, 1996
     Notes to Financial Statements

(b)  Reports on Form 8-K.
     --------------------

     The Company did not file reports on Form 8-K during the last quarter of the period covered by this report.

(c)  Exhibits.
     ---------

     Material Contracts.
     -------------------

     1.   Management and Operating Agreement dated April 14, 1995.

     2.   Irrevocable Proxy dated May 1, 1995.

     3.   Option Agreement dated September 26, 1995.

     4. Agreement for Assignment of Technology and Patents dated September 26, 1995.

     5.   Voting Trust Agreement dated September 26, 1995.

     6.   Settlement Memorandum dated November 16, 1995.

     7.   Mutual Release in Full dated December 4, 1995.

     8.   Distribution Agreement dated May 27, 1994.

     There are no other exhibits specified in Item 601 of Regulation S-B that are required to be included with this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 13, 1997            SEPTIMA ENTERPRISES, INC.


                                /s/ R. Edwin Morgan
                                -------------------------------
                                R. Edwin Morgan
                                President, Chief Executive Officer
                                and Principal Financial Officer

                           SEPTIMA ENTERPRISES, INC.

                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                        For the Year Ended May 31, 1996

Septima Enterprises, Inc.
600 Sandtree Drive, Suite 212
Lake Park FL 33403


Table of Contents                                               Page

Report of Independent Auditors . . . . . . . . . . . . . . . . . 1
Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . 2
Statements of Operations . . . . . . . . . . . . . . . . . . . . 3
Statements of Stockholders' Equity . . . . . . . . . . . . . . . 4-7
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . 8-9
Notes to Financial Statements  . . . . . . . . . . . . . . . . . 10-20

                        Report of Independent Auditors



Board of Directors and Shareholders
Septima Enterprises, Inc.

We have audited the accompanying balance sheet of Septima Enterprises, Inc. (a development stage company) as of May 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Septima Enterprises, Inc., (a development stage company) for the period September 12, 1988, (inception) to May 31, 1994, were audited by other auditors whose report dated October 5, 1994, on those statements included an explanatory paragraph that described recurring losses from operation and cash flow problems that raise substantial doubt about its ability to continue operations.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Septima Enterprises, Inc., (a development stage company) as of May 31, 1996, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              Delisi, Henninger and Associates
Greensburg, Pennsylvania
July 22, 1996, except for Note L, as to which the date is March 7, 1997

                           SEPTIMA ENTERPRISES, INC.
                         (A Development Stage Company)
                                BALANCE SHEET
                                 May 31, 1996


ASSETS
Current assets
  Cash and cash equivalents (note A3)                     $    6,730
  Accounts receivable--trade                                   - 0 -
  Inventories (note A4)
    Finished products                                          - 0 -
    Products in progress                                       - 0 -
    Raw materials and supplies                                 - 0 -
  Prepaid expenses                                             6,573
  Deposits                                                    20,250
  Purchase option (note A5)                                    - 0 -
                                                           ---------

    Total current assets                                      33,553

Equipment (net of accumulated depreciation
  of $50,482) (note A6)                                       33,662
                                                           ---------

Other assets
  Organization costs (net of accumulated
    amortization of $250) (note A6)                            - 0 -
  Technology license (note H)                                  - 0 -
                                                           ---------

    Total assets                                          $   67,215
                                                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable--trade                                 $   61,754
  Note payable--SMC (note C)                                 217,638
  Accrued expenses                                            14,909
                                                            --------

    Total current liabilities                                294,301
                                                            --------

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares issued                               - 0 -
  Common stock, no par value, 25,000,000 shares
    authorized, 7,785,629 shares issued and
    outstanding (note F)                                   1,029,292
  Contributed capital                                        172,008
  Deficit accumulated during the development stage
    (note A2)                                             (1,428,386)
                                                           ---------

    Total stockholders' equity                            (  227,086)
                                                           ---------

    Total liabilities and stockholders' equity           $    67,215
                                                           =========

             The accompanying notes are an integral part of these
                             financial statements.

                           SEPTIMA ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                    Years Ended May 31, 1996 and 1995, and
             Period September 12, 1988 (Inception) to May 31, 1996



                                                                   Period from
                                                                 Sept. 12, 1988
                                      Year Ended    Year Ended   (inception) to
                                     May 31, 1996  May 31, 1995   May 31, 1996
                                     ------------  ------------  --------------

Sales                                $     - 0 -   $    - 0 -    $        3,126
Interest income                            - 0 -           46            64,583
Other income (note D)                     20,482        6,766            27,248
                                       ---------    ---------       -----------

    Total Income                          20,482        6,812            94,957
                                       ---------    ---------       -----------

Costs and expenses
  General and administrative             174,339      356,489         1,027,045
  Research and development
    (note A8)                              - 0 -       56,929           277,929
  Loss on debt extinguishment--
    related party                          - 0 -        - 0 -            50,452
  Depreciation and amortization           16,829       16,618            52,695
  Selling expenses                         - 0 -        - 0 -             5,893
  Cost of products                         1,618       44,376            47,058
                                       ---------    ---------       -----------

    Total Expenses                       192,786      474,412         1,461,072
                                       ---------    ---------       -----------

    (Loss) before income taxes
      and other expenses              (  172,304)   ( 467,600)       (1,366,115)

Other expenses
  Loss on marketable equity
    securities                             - 0 -        - 0 -        (   58,924)

Income tax (note E)                        - 0 -        - 0 -        (    3,347)
                                       ---------    ---------       -----------

Net (loss)                           $ ( 172,304)  $( 467,600)      $(1,428,386)
                                       =========    =========       ===========

Weighted average number of
  common shares outstanding            7,785,629    7,785,629         7,335,836
                                       ---------    ---------       -----------

Net (loss) per share                $ (   .02213)  $(  .06006)      $(   .19471)
                                       =========    =========       ===========

             The accompanying notes are an integral part of these
                             financial statements.

                           SEPTIMA ENTERPRISES, INC.
                         (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY
          Period from September 12, 1988 (Inception) to May 31, 1996


                                          Common stock
                                     -----------------------
                                        Shares       Amount
                                     -------------  --------
Common stock issued on
  September 12, 1988 for
  $.00009 per share                   165,000,000   $ 15,000
Common stock issued on
  March 10, 1989 for
  $0.01 per share, net of
  underwriter's fees and
  other costs                          33,005,800    257,753
Donated services                            - 0 -      2,945
Net loss                                    - 0 -      - 0 -
                                      -----------   --------
Balance at May 31, 1989               198,005,800    275,698

Donated services                            - 0 -     14,135
Net loss                                    - 0 -      - 0 -
                                      -----------   --------
Balance at May 31, 1990               198,005,800    289,833

Donated services                            - 0 -     13,559
Net loss                                    - 0 -      - 0 -
                                      -----------   --------
Balance at May 31, 1991               198,005,800    303,392

Donated services                            - 0 -     18,280
Net loss                                    - 0 -      - 0 -
                                      -----------   --------
Balance at May 31, 1992               198,005,800    321,672

One for two hundred reverse
  stock split on October 23, 1992    (197,015,771)     - 0 -
Common stock subscribed on
  May 25, 1993 for $1.00 per
  share                                     - 0 -      - 0 -
Donated services                            - 0 -     73,670
Net loss                                    - 0 -      - 0 -
                                      -----------   --------
Balance at May 31, 1993                   990,029    395,342

Common stock issued between
  July 15, 1993 and October 25,
  1993 for $1.00 per share, net
  of costs                                275,000    256,052
Common stock issued on March 8,
  1994 for services rendered,
  valued at $1.00 per share                25,500     25,500
Donated services                            - 0 -    102,147
Net loss                                    - 0 -      - 0 -
                                      -----------   --------
Balance at May 31, 1994                 1,290,529   $779,041
                                      -----------   --------

             The accompanying notes are an integral part of these
                             financial statements.


                                         Deficit Accumulated
                           Contributed  During the Development
  Common Stock Subscribed    Capital            Stage               Total
  -----------------------  -----------  ----------------------      -----
  Shares           Amount
  ------           ------

  - 0 -          $  - 0 -   $  - 0 -      $     - 0 -             $  15,000



  - 0 -             - 0 -      - 0 -            - 0 -               257,753
  - 0 -             - 0 -      - 0 -            - 0 -                 2,945
  - 0 -             - 0 -      - 0 -             (517)                 (517)
 ------            ------      -----       ----------             ---------
  - 0 -             - 0 -      - 0 -             (517)              275,181

  - 0 -             - 0 -      - 0 -            - 0 -                14,135
  - 0 -             - 0 -      - 0 -          (12,099)              (12,099)
 ------            ------      -----       ----------             ---------
  - 0 -             - 0 -      - 0 -          (12,616)              277,217

  - 0 -             - 0 -      - 0 -            - 0 -                13,559
  - 0 -             - 0 -      - 0 -          (71,687)              (71,687)
 ------            ------      -----       ----------             ---------
  - 0 -             - 0 -      - 0 -          (84,303)              219,089

  - 0 -             - 0 -      - 0 -            - 0 -                18,280
  - 0 -             - 0 -      - 0 -          (28,122)              (28,122)
 ------            ------      -----       ----------             ---------
  - 0 -             - 0 -      - 0 -         (112,425)              209,247


  - 0 -             - 0 -      - 0 -            - 0 -                 - 0 -


 30,000            30,000      - 0 -            - 0 -                30,000
  - 0 -             - 0 -      - 0 -            - 0 -                73,670
  - 0 -             - 0 -      - 0 -         (253,334)             (253,334)
 ------            ------      -----       ----------             ---------
 30,000            30,000      - 0 -         (365,759)               59,583



(30,000)          (30,000)     - 0 -            - 0 -               226,052


  - 0 -             - 0 -      - 0 -            - 0 -                25,500
  - 0 -             - 0 -      - 0 -            - 0 -               102,147
  - 0 -             - 0 -      - 0 -         (422,723)             (422,723)
 ------            ------      -----       ----------             ---------
  - 0 -          $  - 0 -   $  - 0 -      $  (788,482)            $  (9,441)
 ------            ------      -----       ----------             ---------

             The accompanying notes are an integral part of these
                             financial statements.

                           SEPTIMA ENTERPRISES, INC.
                         (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY--CONTINUED
          Period from September 12, 1988 (Inception) to May 31, 1996



                                     Common Stock
                                 --------------------
                                 Shares     Amount
                                 ---------  ---------
Common stock issued on
  August 8, 1994 for services
  rendered, valued at $.77
  per share                        325,000 $  250,251
Common stock acquired on
  May 26, 1994 due to the
  liquidation of
  Eco-Logics, Inc.               6,170,100      - 0 -
Net loss                             - 0 -      - 0 -
                                 ---------  ---------
Balance at May 31, 1995          7,785,629  1,029,292
                                 ---------  ---------

Contributed capital                  - 0 -      - 0 -
Net loss                             - 0 -      - 0 -
                                 ---------  ---------
Balance at May 31, 1996          7,785,629 $1,029,292
                                 =========  =========

             The accompanying notes are an integral part of these
                             financial statements.


                                         Deficit Accumulated
                           Contributed  During the Development
  Common Stock Subscribed    Capital            Stage               Total
  -----------------------  -----------  ----------------------      -----
  Shares           Amount
  ------           ------

  - 0 -          $  - 0 -   $  - 0 -      $     - 0 -           $   250,251


  - 0 -             - 0 -      - 0 -            - 0 -                 - 0 -
  - 0 -             - 0 -      - 0 -         (467,600)             (467,600)
 ------            ------    -------       ----------             ---------
  - 0 -             - 0 -      - 0 -       (1,256,082)             (226,790)
 ------            ------    -------       ----------             ---------

  - 0 -             - 0 -    172,008            - 0 -               172,008
  - 0 -             - 0 -      - 0 -         (172,304)             (172,304)
 ------            ------    -------       ----------             ---------
  - 0 -          $  - 0 -   $172,008      $(1,428,386)          $  (227,086)
 ======            ======    =======       ==========             =========

             The accompanying notes are an integral part of these
                             financial statements.

                           SEPTIMA ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
     Years Ended May 31, 1996 and 1995, and the Period September 12, 1988
                      (Date of Inception) to May 31, 1996

                                                                       Period from
                                                                     Sept. 12, 1988
                                          Year Ended    Year Ended   (inception) to
                                          May 31, 1996  May 31, 1995  May 31, 1996
                                         -------------  ------------ --------------
Cash flows from operating activities:
    Cash received from customers           $     272     $  14,504        $  16,811
    Interest received                          - 0 -            46           59,879
    Cash paid to suppliers                  (171,844)      (95,864)        (641,827)
    Income taxes paid                          - 0 -         - 0 -           (3,704)
                                           ---------     ---------        ---------

    Cash used in operating activities       (171,572)      (81,314)        (568,841)
                                           ---------     ---------        ---------
Cash flows from investing activities:
    Purchase of equipment                      - 0 -         - 0 -          (77,289)
    Purchase of certificates of deposit        - 0 -         - 0 -         (250,473)
    Maturity of certificates of deposit        - 0 -         - 0 -          250,473
    Purchase of marketable equity
      securities                               - 0 -         - 0 -         (293,385)
    Proceeds from sale of
      marketable equity securities             - 0 -         - 0 -          231,961
    Loan disbursements                         - 0 -         - 0 -          (15,000)
    Loan proceeds from related parties       176,304        88,603          264,907
    Repayments to related parties              - 0 -        (9,889)          (9,889)
    Advances to related parties                - 0 -         - 0 -          (44,539)
    Acquisition of purchase option             - 0 -         - 0 -          (20,000)
    Repayment of note receivable               - 0 -         - 0 -           10,000
                                           ---------     ---------        ---------
     Cash provided by investing
      activities                             176,304        78,714           46,766
                                           ---------     ---------        ---------

Cash flows from financing activities:
  Proceeds from issuing common stock           - 0 -         - 0 -          620,050
  Proceeds from stock subscription             - 0 -         - 0 -           30,000
  Exercise of stock subscription               - 0 -         - 0 -          (30,000)
  Costs associated with public
    offering of common stock                   - 0 -         - 0 -          (72,297)
  Costs associated with private
    offering of common stock                   - 0 -         - 0 -          (18,948)
                                           ---------     ---------        ---------

    Cash provided by financing
      activities                               - 0 -         - 0 -          528,805
                                           ---------     ---------        ---------
    Net increase (decrease) in
      cash and cash equivalents                4,732        (2,600)           6,730

Cash and cash equivalents at
  beginning of period                          1,998         4,598            - 0 -
                                           ---------     ---------        ---------
Cash and cash equivalents at end
  of period                                $   6,730     $   1,998        $   6,730
                                           =========     =========        =========

             The accompanying notes are an integral part of these
                             financial statements.

                           SEPTIMA ENTERPRISES, INC.
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS--CONTINUED
     Years Ended May 31, 1996 and 1995, and the Period September 12, 1988
                      (Date of Inception) to May 31, 1996


                                                                    Period from
                                                                  Sept. 12, 1988
                                       Year Ended    Year Ended   (inception) to
                                       May 31, 1996  May 31, 1995  May 31, 1996
                                      -------------  ------------  -------------

Reconciliation of net loss to cash
  used in operating activities
    Net (loss)                          $(172,304)    $(467,599)     $(1,428,385)
    Noncash charges to net (loss)
      Depreciation                         16,829        16,618           50,482
      Write-off of prepaid parts
        and freight                         - 0 -         4,951            4,951
      Amortization of organization
        costs                               - 0 -         - 0 -              250
      Donated services                      - 0 -       250,250          474,987
      Write-off payables/inventory        (31,602)       76,715          164,248
      Write-off note receivable             - 0 -         - 0 -            5,000
      Forfeited purchase option            20,000         - 0 -           20,000
      Write down on marketable
        securities                          - 0 -         - 0 -            2,500
      Loss on sale of marketable
        equity securities                   - 0 -         - 0 -           58,924
      Decrease in accounts
        receivable                          - 0 -         1,091            - 0 -
      Increase in prepaid expenses         21,375         3,586           (6,573)
      Increase in deposits                (18,343)        - 0 -          (20,249)
      Increase in organization
        costs                               - 0 -         - 0 -             (250)
      Increase in accounts payable        (22,212)       32,934           61,754
      Increase in accrued expenses         14,685           140           18,020
      Common stock issued for
        services                            - 0 -         - 0 -           25,500
                                        ---------     ---------      -----------

      Cash used in operating
        activities                      $(171,572)    $ (81,314)     $  (568,841)
                                        =========     =========      ===========

             The accompanying notes are an integral part of these
                             financial statements.

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996

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

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996



4.  Inventory Pricing
---------------------
As of May 31, 1996, no inventory exists.

5.  Purchase Option
-------------------
Management has decided to write-off the $20,000 purchase option deposit (appearing on the May 31, 1995 balance sheet) on land on 4th Street, Albuquerque, New Mexico, paid by the Corporation. In a memorandum of understanding signed between the prior President of the Corporation and the former land owner (formerly a Director of the Corporation), the land option has been forfeited. The current management of the Corporation has indicated that the deposit will not be returned (see NOTE I).

6.  Depreciation and Amortization
---------------------------------
Costs of organizing the Company have been capitalized and are being amortized by the straight-line method over sixty (60) months.

The Company's equipment is recorded at cost and depreciated using the straight-line method over sixty (60) months.

Depreciation expense for the years ended May 31, 1996 and 1995 is $16,829 and $16,618, respectively.

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

10. Qualified Retirement/Profit Sharing Plan
--------------------------------------------
The Company does not maintain a qualified pension or profit sharing plan.

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996

11. Finance Charges
-------------------
It is the Company's policy to reflect accounts payable net of finance charges.

12. Employees
-------------
Septima has no payroll. The Company did not have compensated employees during the audit period.

13. Risks and Uncertainties
---------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B--GOING CONCERN
---------------------
As shown in the accompanying financial statements, the Company has incurred recurring losses during the development stage and has experienced cash flow problems.

As of May 31, 1996, the issue of going concern is relevant due to a financing arrangement with Spark Management Corporation providing

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

NOTE C--NOTE PAYABLE
--------------------
Spark Management Corporation has agreed to advance Septima Enterprises a line of credit in the amount of $400,000 to provide working capital. This demand note bears an interest rate of twelve percent per annum. As of May 31, 1996, the balance due to Spark Management by Septima was $217,638. Also, $14,685 of accrued interest was due.

NOTE D--OTHER INCOME
--------------------
As indicated on the Statement of Operations, other income is comprised of management negotiated relief of accounts payable with vendors in the amount of $20,211 and other income of $271 for the year ended May 31, 1996 and $6766 for the year ended May 31, 1995.

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996

NOTE E--INCOME TAXES
--------------------
The Company has elected for tax purposes to amortize research and development costs rather than expensing them. The following is a summary of these intangible assets as of May 31, 1996:

             Organization costs        $     250
             Reorganization costs          9,075
             Stock offering costs          4,910
             Sales brochures               2,726
             Capitalized R & D           248,496
                                        --------
                                       $ 265,457
                                        ========

The deferred expenses will be amortized over 60 months, beginning in the month the Company realized benefit from such expenses. As of May 31, 1996, accumulated amortization of these assets was $101,295. The amortization expense for the years ended May 31, 1996 and 1995 is $48,898 and $47,645, respectively. For tax purposes, assets are being depreciated using the modified accelerated cost recovery system. The tax depreciation expense for the years ended May 31, 1996 and 1995 is $12,705 and $18,771, respectively. See note A6 for description of book depreciation.

Components of income tax expense are as follows:

                                                  Period from
                                                    9/12/88
                     Year Ended     Year Ended    (inception)
                    May 31, 1996   May 31, 1995   to 9/30/96
                    ------------   ------------   -----------
Federal                 $  - 0 -      $   - 0 -     $   3,091
State                      - 0 -          - 0 -           256
                       ---------      ---------     ---------
                        $  - 0 -      $   - 0 -     $   3,347
                       =========      =========     =========

The reconciliation of income tax computed at statutory tax rates to income tax expense is:

                                                                  Period from
                                                                    9/12/88
                                     Year Ended      Year Ended   (inception)
                                    May 31, 1996    May 31, 1995  to 9/30/96
                                    ------------    ------------  -----------
Expected tax benefit                    $(40,758)     $(163,660)    $(360,538)
Nondeductible expenses                     - 0 -          - 0 -     $ 350,049
Provision of deferred tax
 valuation allowance                      40,758        163,660        13,836
                                        --------      ---------     ---------
Deferred expense                        $  - 0 -      $   - 0 -     $   3,347
                                        ========      =========     =========

At May 31, 1996 and 1995, the Company had net operating losses, available to offset future income, totaling $549,730 and $536,603, respectively.

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996

NOTE E--INCOME TAXES--(CONTINUED)
---------------------------------
If not used, they will expire as follows:

                                        Operating
                           Year          Losses
                           ----         --------
                           2008         $101,787
                           2009          185,068
                           2010          249,748
                           2011           13,127
                                         -------
                                        $549,730
                                         =======

The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three-year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

At May 31, 1995, the Company had a capital loss carryforward from fiscal year ended May 31, 1990, in the amount of $57,935. The five year carryforward provision for this loss expired during fiscal year ended May 31, 1996.

The net deferred tax asset in the accompanying Balance Sheet consists of the following:
                    Deferred tax asset        $ 360,538
                    Deferred tax valuation
                      allowance               $(360,538)
                                               --------
                    Deferred income taxes     $   -0-
                                               ========

A deferred tax valuation allowance has been provided because it is more likely than not that the related deferred tax benefit will not be realized in the future.

NOTE F--COMMON STOCK
--------------------
Donated Services
----------------
None of the officers or directors received cash compensation for services rendered the Company. These services have been valued by the Company and charged to expense and common stock (donated capital) at $0, $250,250 and $474,987 for the year ended May 31, 1996, the year ended May 31, 1995, and the period from September 12, 1988 (inception) to May 31, 1996, respectively.

Private Offering
----------------
On July 24, 1994, the Company prepared a private offering pursuant to Regulation D, in which is offered to accredited investors, 1,000,000 units, at a price of $2.50 per unit. Each unit consists of one share of restricted common stock and one warrant to purchase one share of common stock at an

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996

exercise price of $4.75 per share. The securities comprising the units are immediately separable. The warrants are exercisable for a period of 18 months commencing on the date of their issuance and redeemable by the Company at $0.01 per warrant.

NOTE F--COMMON STOCK--(CONTINUED)
---------------------------------
Private Offering--(CONTINUED)
-----------------------------
Costs associated with this private offering amount to $6,573 at May 31, 1994, and have been recorded as a prepaid expense. The offering expired September 1, 1994, but can be extended by the Company. The Company has not released this offering.

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

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996

Technology and Patents and Assignment of Technology. The intellectual property assigned pursuant to these agreements had been licensed to Cottonbloom which had assigned its rights to Septima. The Technology Assignment replaced the previous agreements and directly granted Septima rights in the Intellectual Property.

NOTE F--COMMON STOCK--(CONTINUED)
---------------------------------
13-D Registration--(CONTINUED)
------------------------------
While Spark was negotiating on behalf of Septima to obtain the Technology Assignment, other partners of the Hensley Partnership were assigning rights in the Intellectual Property to Pulse Power Technologies Co., Ltd., a New Mexico limited liability company. Litigation ensued among the various entities regarding the rights to the Intellectual Property. The litigation was resolved pursuant to a Settlement Memorandum dated November 16, 1995. The Settlement Memorandum upholds the Technology Assignment and Option Agreement.

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

NOTE G--RELATED PARTY TRANSACTIONS
----------------------------------
On September 26, 1995, an agreement was entered into between George H. Hensley, individually and as a partner in Hensley Plasma Plug Partnership; James Robert Hensley, individually, as a partner in Hensley Plasma Plug Partnership, and as co-trustee under the Ronald Hensley Irrevocable Trust dated February 2, 1982; Raymond E. Hensley, individually, as a partner in Hensley Plasma Plug Partnership, and as a co-trustee under the Ronald Hensley Irrevocable Trust dated February 2, 1982; Cottonbloom, Inc., a New

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996

Mexico corporation to release Septima of all claims, suits, demands, debts, dues, accounts, bonds, covenants, contracts, promises, agreements, judgements, liabilities, obligations, rights, costs, expenses, attorney's fees, and actions from the beginning of the world to the date of the release.

NOTE G--RELATED PARTY TRANSACTIONS--(CONTINUED)
-----------------------------------------------
As a result of this agreement, the following related party amounts were written off:

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
                                            ===========

             These amounts are considered contributions of capital.

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

The stock options are due to expire five years from grant date:


         Number of Options               Date of Grant
         -----------------               -------------
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

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996


A former director of the Company was previously granted 250,000 options at $1.00 per share on May 1, 1994. In an agreement dated September 26, 1995, the former director released and quit claimed all interest in the options. (See Note F)

NOTE G--RELATED PARTY TRANSACTIONS--(CONTINUED)
-----------------------------------------------
The Company has negotiated with Worldwide Associates, an entity in which a prior officer and current stockholder of the Company have an interest, whereby Worldwide would be given nearly exclusive distribution rights outside the United States for the Company's products. The Company considers the agreement void.
No confirmation was received from Worldwide Associates regarding their view of the status of the agreement (see NOTE K--SUBSEQUENT EVENTS).

NOTE H--TECHNOLOGY LICENSE
--------------------------
Currently, Spark Management Corporation (Spark) anticipates that Septima will sublicense certain Intellectual Property obtained pursuant to the Technology Assignment to Spark for the manufacture of certain aftermarket auto parts. As of May 31, 1996, Spark intends that Carrera Corporation, a Pennsylvania Corporation owned by two directors of Spark, will manufacture various components of the products and sell them to Septima.

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

NOTE I--COMMITMENTS
-------------------
During 1996, the Company occupied office facilities under a long-term, noncancelable operating lease which expired March 31, 1996. As a result of the expiration of this lease, there are no future minimum rental payments required.

Minimum rentals for the year ended May 31, 1996, were $5,178.

The Company's research, development, and manufacturing activities are conducted from facilities leased under short-term operating leases. The facilities are leased by Spark Management Corporation.

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996



On July 15, 1993, the Company paid $20,000 to acquire an option for the purchase of commercial real estate, subject to a mortgage on which a prior officer of the Company was obligated. Although title passed to the Company during the year ended May 31, 1994, purchase was never consummated.

NOTE I--COMMITMENTS--(CONTINUED)
--------------------------------
The $20,000 deposit was shown on the financial statement as of May 31, 1995 as a purchase option. According to an agreement dated March 6, 1995, between an officer and a former director of the Company, the $20,000 land option is unexecuted. Management decided to write-off the amount during the year ended May 31, 1996 because it will not be returned to the Company.

An agreement dated March 22, 1994, exists between Septima Enterprises, Inc., and The IBEN Company, Inc., whereby IBEN will pursue capital and licensing endeavors. Septima is to pay IBEN six percent of any funds, money, or renumeration, plus any applicable taxes received by Septima as a result of IBEN'S efforts.

NOTE J--UNCERTAINTIES
---------------------
The Company accounts payable listing differs materially from an amount confirmed directly with a vendor. The vendor has indicated legal action will be pursued to collect the difference between Company account payable amount and vendor amount.

NOTE K--SUBSEQUENT EVENTS
-------------------------
Change of Fiscal Year
---------------------
The Company intends to change its fiscal year from June 1 through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

Demand for Arbitration-Worldwide Associates, Inc.
-------------------------------------------------
On June 17, 1996, a demand for arbitration was filed with the American Arbitration Association in Phoenix, Arizona relating to an agreement dated May 27, 1994. The nature of the dispute: 1) Failure of Worldwide Associates, Inc. to make payment for product delivered as per Article 5.03 of the agreement in the amount of $1,050 and 2) Failure of consideration to support the Agreement. The claim or relief being sought: 1) Award of damages on invoice stated above plus costs and attorney's fees, and 2) Declaration that the agreement was void at its inception for failure of consideration or, in the alternative, that the agreement is terminated because of Worldwide breach.

SEPTIMA ENTERPRISES, INC.
(A Development Stage Company)
Notes to Financial Statements
May 31, 1996

Withdrawal Of Directors
-----------------------
Effective June 26, 1996, two individuals have resigned as Directors of Septima Enterprises, Inc.

NOTE L--CORRECTION OF ERROR
---------------------------
Subsequent to the issuance of the auditors' report dated

July 22, 1996, it was determined that write-offs of related party accounts payable in the amount of $172,008 should have been treated as contributions of capital instead of an income item. The financial statements for the year ended May 31, 1996 have been restated to reflect this. Additionally, $21,847 of advertising costs included in prepaid expenses have been expensed under general and administrative. Also, $81,558 of costs previously classified as research and development have been reclassified as general and administrative.