Form 10QSB
period 1997-03-31
SEPTIMA ENTERPRISES INC
filed 1997-05-14
CIK 842013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from                   to
                                    -----------------    -------------------

Commission file number 33-25126-D
                       ----------

                           SEPTIMA ENTERPRISES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Colorado                                            85-0368333
-------------------------------                          -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                              600 Sandtree Drive
                              Lake Park FL 33403
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                                (561) 624-7299
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       No
   ------   ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuers's classes of common equity, as of the latest practicable date: 8,235,629 as of April 30, 1997.

     Transitional Small Business Disclosure Format (Check one):

Yes           No   X
    -----        -----

                           SEPTIMA ENTERPRISES, INC.

                                  FORM 10-QSB

                                     INDEX
                                     -----

                                                                       PAGE
PART I:   FINANCIAL INFORMATION                                       NUMBER
------    ---------------------                                       ------

ITEM 1.   FINANCIAL INFORMATION:

          FINANCIAL STATEMENTS OF SEPTIMA ENTERPRISES, INC.:

            BALANCE SHEET AS OF MARCH 31, 1997.........................   2
            STATEMENTS OF INCOME FOR THE THREE MONTHS AND THE
              NINE MONTHS ENDED MARCH 31, 1997
              AND FEBRUARY 29, 1996....................................   3
            STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
              MARCH 31, 1997 AND FEBRUARY 29, 1996.....................   4
            NOTES TO FINANCIAL STATEMENTS..............................   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS.........................   9

PART II:  OTHER INFORMATION
-------   -----------------
ITEM 1.   LEGAL PROCEEDINGS............................................  11
          ITEM 2. CHANGES IN SECURITIES................................  11
          ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................  11
          ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY
                  HOLDERS..............................................  11
          ITEM 5. OTHER INFORMATION....................................  11
          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................  11

SIGNATURE..............................................................  13

EXHIBITS:

     99.1 MANUFACTURING AND DISTRIBUTION AGREEMENT
              DATED FEBRUARY 10, 1997..................................  14

                                 BALANCE SHEET
                                MARCH 31, 1997
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                             MARCH 31,
                                                               1997
                                                       -----------------

ASSETS
CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                                $    44,238
 ACCOUNTS RECEIVABLE-TRADE                                    115,938
 PREPAID EXPENSES AND OTHER CURRENT ASSETS                    121,434
                                                          -----------
  TOTAL CURRENT ASSETS                                        281,610
                                                          -----------
EQUIPMENT (NET OF ACCUMULATED DEPRECIATION
 OF $61,477)                                                   42,761

OTHER ASSETS
 TECHNOLOGY LICENSE                                            85,500
                                                          -----------
  TOTAL ASSETS                                            $   409,871
                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 NOTE PAYABLE - SMC                                           337,209
 ACCOUNTS PAYABLE-TRADE                                       238,169
 STOCKHOLDER LOAN                                              30,100
 ACCRUED EXPENSES                                             179,673
 INSURANCE LOAN PAYABLE                                        22,992
 DEPOSITS FROM CUSTOMERS                                       18,756
 LINE OF CREDIT - BANK                                         50,000
                                                          -----------
  TOTAL CURRENT LIABILITIES                               $   876,899
                                                          -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 PREFERRED STOCK, NO PAR VALUE, 10,000,000 SHARES
   AUTHORIZED, NO SHARES ISSUED                           $        -
  COMMON STOCK, NO PAR VALUE, 25,000,000 SHARES
   AUTHORIZED, 8,235,629 SHARES ISSUED AND OUTSTANDING      1,123,198
 CONTRIBUTED CAPITAL                                          172,008
 ACCUMULATED (DEFICIT)                                     (1,762,234)
                                                          -----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (467,028)
                                                          -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)    $   409,871
                                                          ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           SEPTIMA ENTERPRISES, INC.
                             STATEMENTS OF INCOME
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                        MARCH 31,       FEBRUARY 29,    MARCH 31,   FEBRUARY 29,
                                          1997              1996          1997          1996
                                        ---------       ------------    ---------   ------------

SALES                                 $  156,238         $       --     $  307,038    $      --
OTHER INCOME                                  --                 --             --        20,482
                                      ----------         ----------     ----------    ----------
     TOTAL INCOME                        156,238                 --        307,038        20,482
                                      ----------         ----------     ----------    ----------

COSTS AND EXPENSES
   COST OF PRODUCTS SOLD                 103,881                 --        197,530         1,618
   GENERAL & ADMINISTRATIVE               93,460              2,400        432,223       152,492
   RESEARCH & DEVELOPMENT                    114                 --         11,633            --
   DEPRECIATION & AMORTIZATION             5,805              4,208         14,092        12,622
                                      ----------         ----------     ----------    ----------
     TOTAL EXPENSES                      203,260              6,608        655,478       166,732
                                      ----------         ----------     ----------    ----------
     (LOSS) BEFORE INCOME TAXES
     AND OTHER EXPENSES                  (47,022)            (6,608)      (348,440)     (146,250)

INCOME TAXES                                  --                 --             --            --
                                      ----------         ----------     ----------    ----------
NET (LOSS)                            $  (47,022)        $   (6,608)    $ (348,440)   $ (146,250)
                                      ==========         ==========     ==========    ==========

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                  8,235,629          7,785,629      8,084,642     7,785,629

NET (LOSS) PER SHARE                  $    (0.01)        $        *     $    (0.04)   $    (0.02)
                                      ==========         ==========     ==========    ==========


 *LESS THAN $.01 PER SHARE


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           SEPTIMA ENTERPRISES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     NINE MONTHS    NINE MONTHS
                                                        ENDED          ENDED
                                                      MARCH 31,    FEBRUARY 29,
                                                         1997          1996
                                                    ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 CASH RECEIVED FROM SALES                             $ 191,100   $         --
 CASH PAID TO SUPPLIERS AND OPERATING EXPENSE          (367,137)      (212,904)
 CUSTOMER DEPOSITS                                       18,756             --
                                                      ---------      ---------
  CASH USED IN OPERATING ACTIVITIES                    (157,281)      (212,904)
                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 PURCHASE OF EQUIPMENT                                  (20,094)            --
                                                      ---------      ---------
  CASH PROVIDED BY INVESTING ACTIVITIES                 (20,094)            --
                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 LOAN PROCEEDS FROM RELATED PARTIES                     143,224        217,638
 LOAN PROCEEDS FROM BANK                                 50,000             --
 LOAN PROCEEDS FOR INSURANCE                             36,788             --
 PAYMENT ON INSURANCE LOAN                              (13,796)            --
                                                      ---------      ---------
  CASH PROVIDED BY FINANCING ACTIVITIES                 216,216        217,638
                                                      ---------      ---------

  NET INCREASE IN CASH AND CASH EQUIVALENTS              38,841          4,734
                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          5,397          1,996
                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  44,238      $   6,730
                                                      =========      =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           SEPTIMA ENTERPRISES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                NINE MONTHS    NINE MONTHS
                                                   ENDED          ENDED
                                                 MARCH 31,    FEBRUARY 29,
                                                    1997          1996
                                                ------------  -------------

RECONCILIATION OF NET LOSS TO CASH USED
 IN OPERATING ACTIVITIES
  NET (LOSS)                                      $(348,440)      (146,250)
  NON-CASH CHARGES TO NET (LOSS) -
   DEPRECIATION AND AMORTIZATION                     14,092         12,622
  (INCREASE)/DECREASE IN ASSETS
   ACCOUNTS RECEIVABLE - TRADE                     (115,938)            --
   PREPAID EXPENSES AND OTHER CURRENT ASSETS        (72,764)         1,185
  INCREASE/(DECREASE) IN LIABILITIES
   ACCOUNTS PAYABLE - TRADE                         184,479        (95,145)
   DEPOSITS FROM CUSTOMERS                           18,756             --
   ACCRUED EXPENSES                                 162,534         14,684
                                                  ---------      ---------
   CASH USED IN OPERATING ACTIVITIES              $(157,281)     $(212,904)
                                                  =========      =========

SUPPLEMENTAL DISCLOSURES
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     TECHNOLOGY LICENSE EXCHANGED FOR COMMON
     STOCK                                        $  90,000             --


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Septima Enterprises, Inc.
Notes to Financial Statements
March 31, 1997
(Unaudited)


NOTE  A -- ORGANIZATION AND DEVELOPMENT OF THE COMPANY
The Company was formed on September 12, 1988, and was engaged in the prior years in the development of its products and, more recently, in the organization of its corporate facilities. The Company began making sales on October 16, 1996, and became operational during the second quarter ended December 31, 1996.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended May 31, 1996, included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on March 17, 1997.

The results of operations for the three month and nine month periods ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year 1997.

Employees
---------
All persons working for Septima are paid through Septima. The Company had two compensated employees during the nine month period ended March 31, 1997.

Change of Fiscal Year
---------------------
The Company changed its fiscal year from June through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

Revenue Recognition
-------------------
The Company recognizes revenue when the product is manufactured and shipped to the customer. For the nine months ended March 31, 1997, the Company had sales of $307,038 which were from two customers.

NOTE C - LINE OF CREDIT - BANK
------------------------------
The Company has entered into a line of credit with 1/st/ United Bank providing for borrowings up to $100,000 at the prime rate plus 1%. The loan is secured by certain assets of an officer of the Company. Borrowings through March 31, 1997 were $50,000.

Septima Enterprises, Inc.
Notes to Financial Statements
March 31, 1997
(Unaudited)


NOTE D -- COMMON STOCK
----------------------
Private Offering
----------------
On December 5, 1996, the Company prepared a Private Placement Memorandum pursuant to Regulation D in which it offered to accredited investors 1,100,000 shares at a price of $2.00 per share. The life of the Memorandum is up to one year from the date of offering. The investing public believed the $2.00 price to be significantly above market and, as a result, few shares were purchased. Management revised the offering on April 1, 1997, to 2,200,000 shares at a price of $1.00 per share. Costs associated with this private offering amount to $35,000 at March 31, 1997, and have been recorded as a prepaid expense.

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

Septima Enterprises, Inc.
Notes to Financial Statements
March 31, 1997
(Unaudited)


NOTE F -- COMMITMENTS
---------------------
The Company entered into a Manufacturing and Distribution Agreement dated August 23, 1996, with a company for the territory of Mexico. The company is required to order a minimum number of Products/Inserts per year from Septima Enterprises.

The Company entered into a Manufacturing Agreement dated September 4, 1996. The Company engaged the manufacturer as its exclusive producer for the entire requirements for the product produced in the United States. The initial term is for four (4) years automatically renewable for one (1) year periods.

The Company entered into a Distribution Agreement dated February 10, 1997, with a company for the territory of China, Taiwan, Hong Kong, and Macao. The company is required to order a minimum number of products per year from Septima Enterprises in the second year and beyond.

The Company has moved its Corporate Offices and has assumed a lease for office space in Lake Park, Florida. The lease agreement expires September 30, 1997, but has a provision to extend the agreement for an additional year. Monthly rental payments are $2,062.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Except for the historical information contained herein, the matters discussed in the Form 10-QSB include forward-looking statements that involve risks and uncertainties, including, but not limited to, the ability to raise sufficient capital to continue the Company's operations, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

RISKS ASSOCIATED WITH ONGOING OPERATIONS OF THE COMPANY

     The Company is currently operating at a net loss, and will continue to do so until such time, if ever, as revenues from product sales are sufficient to support operations. The Company is currently obtaining its working capital through loans from Spark Management and from a line of credit with 1st United Bank. Should loans not be available to the Company in the future, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company.

RESULTS OF OPERATIONS

     Sales for the nine months ended March 31, 1997 were $307,038. These sales all occurred in the second and third quarters of the fiscal year ended June 30, 1997, and were to two customers for resale of the Company's primary product in Mexico and Asia. There were no sales in the corresponding period of fiscal 1996.

     The Company experienced a net loss of $348,440 for the nine months March 31, 1997 as a result of $432,223 in nonrecurring expenses and no sales during the first four months of the nine month period ended March 31, 1997.

     Sales for the three months ended March 31, 1997 were below management's expectations due to a manufacturing processing problem resulting in premature electrical failure of the product. The processing problem did not affect the Company's inventory, and the manufacturer replaced the product at no cost to the
Company.   More rigorous specifications and testing procedures were implemented and reliable production results were achieved. Management of the Company does not anticipate having additional manufacturing problems with the product in the future.

     The Company experienced general & administrative expenses of $432,223 for the nine months ended March 31, 1997. Included in these expenses are nonrecurring costs of legal fees and settlement of the Worldwide Associates, Inc. dispute, legal fees and costs to win a declaratory judgment in a disputed payables matter, costs in the preparation of a private placement memorandum and revisions, and relocation of the corporate headquarters to Lake Park, Florida.

MARKETING AND DISTRIBUTION

     On February 10, 1997, a Manufacturing and Distribution Agreement for the territory of China, Taiwan, Macao and Hong Kong was signed with S. W. R. Industries, Ltd., an international company established in manufacturing and distributing automotive products in these markets. Sales through March 31, 1997 pursuant to this Manufacturing and Distribution Agreement are just over $30,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations for the nine months ended March 31, 1997 were financed by revenues from sales, a $100,000 line of credit from 1st United Bank, Lake Park, Florida and loans from Spark Management to the Company. The extra cash requirements for operations for the three months ended March 31, 1997, were met by profits from sales and a $100,000 line of credit from 1st United Bank, Lake Park, Florida. Should loans not be available to the Company in the future, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company.

     As of March 31, 1997, the Company had accrued expenses of $179,673, including salaries to the President and Chief Executive Officer. These expenses will be paid when management of the Company deems there to be sufficient cash flow from operations.

     As of March 31, 1997, the balance due to Spark was $337,209 in principal and $40,518 in accrued interest, and Septima had drawn $50,000 from the line of credit with 1st United Bank.

     The Board of Directors authorized a private offering of 1,100,000 shares of Septima common stock at a price of $2.00 per share, the proceeds of which are to be used for product manufacture, advertising and marketing in the United States. The private placement was revised on April 1, 1997, to 2,200,000 shares of Septima common stock at a price of $1.00 per share to reflect current market value, and is being made by the Company in reliance upon Rule 506 of Regulation D promulgated by the United States Securities and Exchange Commission under the
Securities Act of 1933.   As of May 10, 1997, the Company had not broken escrow
on the orders for shares received.

OUTLOOK

     New business opportunities are being actively pursued on a broad front both domestically and internationally. Management expects it will take several months to one year to fully implement a marketing program in the United States, and management is working diligently to accomplish broad acceptance of Septima products globally.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On September 11, 1996, a Complaint for Declaratory Judgement was filed in Second Judicial District Court, County of Bernalillo, State of New Mexico, relating to disputed consulting fees from Construction Analysis & Management, Inc. (CAMI). A court appointed arbitrator found in favor of the plaintiff, Septima, and against CAMI, the defendant, in the amount of zero dollars ($0.00).

ITEM 2.   CHANGES IN SECURITIES.

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

ITEM 4.   SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          In calendar 1995 and 1996, all domestic and foreign patent delinquencies and fees that were owing were paid by the Company and brought up to date with the financial assistance of Spark..

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

             (99.1) Manufacturing and Distribution Agreement dated February 10, 1997 signed between the Company and S. W. R. Industries, Ltd. whereby S. W. R. Industries is appointed as exclusive authorized manufacturer/distributor for the Company's products in the territory of China, Hong Kong, Macao and Taiwan.

-----------
XXXXX Confidential treatment has been requested for portions of this exhibit.
      The copy filed herewith omits the information subject to the confidentiality request. The omitted information has been filed separately with the Securities and Exchange Commission. Omissions are designated as "XXXXX".

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

Dated: May 9, 1997                  SEPTIMA ENTERPRISES, INC.


                                    /s/ R. Edwin Morgan
                                    --------------------------------------
                                    R. Edwin Morgan
                                    President, Chief Executive Officer and
                                    Principal Financial Officer