Form 10QSB/A
period 1996-12-31
SEPTIMA ENTERPRISES INC
filed 1997-05-22
CIK 842013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from ________________ to ______________________

Commission file number 33-25126-D
                       ----------

                            SEPTIMA ENTERPRISES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                             85-0368333
-------------------------------                         -----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)
                               600 Sandtree Drive
                               Lake Park FL 33403
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 624-7299
                           --------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              --------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuers' classes of common equity, as of the latest practicable date: 8,235,629 as of February 10, 1997.

         Transitional Small Business Disclosure Format (Check one):

Yes         No   X
    -----      -----

                            SEPTIMA ENTERPRISES, INC.
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                                      INDEX
                                      -----

                                                                                             PAGE
PART I:      FINANCIAL INFORMATION                                                          NUMBER
-------      ---------------------                                                          ------

Item l.      Financial Information:

             Financial Statements of Septima Enterprises, Inc.:

                      Balance Sheet as of December 31, 1996................................    1
                      Statement of Income for the Three Months and the
                               Six Months Ended December 31, 1996..........................    2
                      Statement of Cash Flows for the period ended
                               December 31, 1996...........................................    3
                      Notes to Financial Statements........................................    4

Item 2.      Management's Discussion and Analysis..........................................    7

Signature    ..............................................................................    9

                            SEPTIMA ENTERPRISES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996
                                   (Unaudited)

                                                               Six Months Ended
                                                                 December 3l,
                                                                    1996
                                                               ----------------
ASSETS
Current assets
   Cash and cash equivalents                                 $           14,242
   Accounts receivable-trade                                             50,000
   Prepaid expenses and other current assets                            129,897
                                                               ----------------
         Total current assets                                           194,139
                                                               ----------------
Equipment (net of accumulated depreciation
   of $57,922)                                                           41,176

Other assets
   Technology license                                                    87,750
                                                               ----------------
         Total assets                                        $          323,065
                                                               ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable-trade                                               170,768
   Note payable-SMC                                                     332,209
   Insurance loan payable                                                36,788
   Deposit from customers                                                75,000
   Accrued expenses                                                     114,213
   Stockholder loan                                                      18,000
                                                               ----------------
         Total current liabilities                           $          746,978
                                                               ----------------

Stockholders' equity
   Preferred stock, no par value, 10,000,000 shares
      authorized, no shares issued                           $              --
   Common stock, no par value, 25,000,000 shares
      authorized, 8,235,629 shares issued and outstanding             1,119,291
   Contributed capital                                                  172,008
   Accumulated deficit                                               (1,715,212)
                                                               ----------------
         Total stockholders' equity                                    (423,913)
                                                               ----------------
         Total liabilities and stockholders' equity          $          323,065
                                                               ================

   The accompanying notes are an integral part of these financial statements.

                           SEPTIMA ENTERPRISES, INC.
                              STATEMENT OF INCOME
                                  (Unaudited)

                                            Three Months Ended               Six Months Ended
                                      December 31,      November 30,     December 31,     November 30,
                                         1996               1995             1996             1995
                                      ------------      ------------     ------------     ------------

Sales                                 $    150,800      $        --      $    150,800     $        --
Other income                                   --                --               --            20,482
                                      ------------      ------------     ------------     ------------
     Total income                          150,800               --           150,800           20,482
                                      ------------      ------------     ------------     ------------


Costs and expenses
   Cost of products sold                    93,649              --             93,649            1,618
   General & administrative                283,834             2,400          328,435          150,092
   Research & development                     --                --               --               --
   Depreciation & amortization               4,122             4,207            8,287            8,414
                                      ------------      ------------     ------------     ------------
     Total expenses                        381,605             6,607          430,371          160,124
                                      ------------      ------------     ------------     ------------
     (Loss) before income taxes
     and other expenses                   (230,805)           (6,607)        (279,571)        (139,642)

Income tax                                     --                --               --               --
                                      ------------      ------------     ------------     ------------
Net (loss)                            $   (230,805)     $     (6,607)    $   (279,571)    $   (139,642)
                                      ============      ============     ============     ============

Average number of common
   shares outstanding                    8,235,629         7,785,629        8,010,629        7,785,629
                                      ------------      ------------     ------------     ------------

Net income (loss) per share           $      (0.03)     $         *      $      (0.03)    $      (0.02)
                                      ============      ============     ============     ============

*Less than $.01 per share


   The accompanying notes are an integral part of these financial statements.

                           SEPTIMA ENTERPRISES, INC.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months       Six Months
                                                             Ended            Ended
                                                          December 31,    November 30,
                                                              1996            1995
                                                          ------------    ------------
Cash flows from operating activities
   Cash received from sales                               $    100,800    $        --
   Cash paid to suppliers and operating expense               (311,007)       (210,504)
   Customer deposits                                            75,000             --
                                                          ------------    ------------
         Cash used in operating activities                    (135,207)       (210,504)
                                                          ------------    ------------
Cash flows from investing activities
   Purchase of equipment                                       (14,953)            --
   Loan proceeds from related parties                          122,217         217,638
   Loan proceeds from insurance                                 36,788             --
                                                          ------------    ------------
         Cash provided by investing activities                 144,052         217,638
                                                          ------------    ------------

         Net increase in cash and cash equivalents               8,845           7,134
                                                          ------------    ------------

Cash and cash equivalents at beginning of period                 5,397           1,996
                                                          ------------    ------------

Cash and cash equivalents at end of period                $     14,242    $      9,130
                                                          ============    ============

Reconciliation of net loss to cash used
   in operating activities
      Net income/(loss)                                   $   (279,571)       (139,642)
      Non-cash charges to net income/(loss) -
         depreciation and amortization                           8,287           8,414
      (Increase) in accounts receivable                        (50,000)            --
      (Increase) in prepaid expenses and other assets         (103,074)        (27,758)
      Increase in accounts payable                             117,078         (66,202)
      Increase in deposits from customers                       75,000             --
      Increase in accrued expenses                              97,073          14,684
                                                          ------------    ------------
         Cash used in operating activities                $   (135,207)   $   (210,504)
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

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1996
(Unaudited)

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

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1996
(Unaudited)

NOTE E -- RELATED PARTY TRANSACTIONS -- (CONTINUED)
---------------------------------------------------
The Company entered into a Consulting Agreement with Spark Management Corporation. Spark Management will provide services to the Company as a consultant for a five year period commencing September 10, 1996. Spark Management will be compensated on a cost plus 10 percent basis for the first year. During the final four years, the compensation will be $250,000 annually, paid quarterly.

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

         Net loss of $279,571 in the first six months was due to nonrecurring expenses and no sales until the last two months..

         The second quarter sales performance reflects the efforts of the Company's focus on significant domestic and international market opportunities. The Company no longer is a development stage company, and sales should improve throughout calendar 1997.

Marketing and Distribution

         General & Administrative Expenses of $328,435 in the first six months included nonrecurring costs of legal fees and settlement of the Worldwide Associates, Inc. dispute, cost of a Regulation D private placement memorandum, and relocation of the corporate headquarters to Lake Park, Florida.

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

Dated: May 19, 1997                    SEPTIMA ENTERPRISES, INC.



                                       /s/ R. Edwin Morgan
                                       ----------------------------------------
                                       R. Edwin Morgan
                                       President, Chief Executive Officer and
                                       Principal Financial Officer