Form 10QSB/A
period 1996-09-30
SEPTIMA ENTERPRISES INC
filed 1997-05-23
CIK 842013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 2

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
        1934

        For the transition period from _________________ to __________________

Commission file number 33-25126-D

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

                                 (561) 624-7299
                             ---------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes         No
    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,235,629 as of November 1, 1996.

        Transitional Small Business Disclosure Format (Check one):

Yes         No   X
    -----      -----

                           SEPTIMA ENTERPRISES, INC.
                                 FORM 10-QSB/A
                                AMENDMENT NO. 2

                                     INDEX
                                     -----


                                                                                                         PAGE
PART I:       FINANCIAL INFORMATION                                                                     NUMBER
-------       ---------------------                                                                     ------
Item 1.       Financial Statements:

              Financial Statements of Septima Enterprises, Inc. for the quarter ended
              September 30, 1996:

                  Balance Sheet as of September 30, 1996...........................................       1

                  Statements of Operations for the period September 12,
                      1988 (Inception) to September 30, 1996.......................................       2

                  Statements of Stockholder's Equity for the period September 12,
                      1988 (Inception) to September 30, 1996.......................................       3

                  Statements of Cash Flows for the period ended
                      September 30, 1996...........................................................       7

                  Notes to Financial Statements....................................................       9

Item 2.       Management's Discussion and Analysis or Plan of Operation ...........................      24

              Financial Statements of Septima Enterprises, Inc. for the quarter ended
              June 30, 1996:

                  Balance Sheet as of June 30, 1996................................................      28

                  Statements of Operations for the period September 12,
                      1988 (Inception) to June 30, 1996............................................      29

                  Statements of Stockholder's Equity for the period September 12,
                      1988 (Inception) to June 30, 1996............................................      30

                  Statements of Cash Flows for the period ended
                      June 30, 1996................................................................      34

                  Notes to Financial Statements....................................................      36

Signature         .................................................................................      49


                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                              September 30, 1996
                                  (UNAUDITED)


ASSETS

Current assets
  Cash and cash equivalents (note A3)                     $   72,506
  Accounts receivable--trade                                   - 0 -
  Inventories (note A4)
    Finished products                                          - 0 -
    Products in progress                                       - 0 -
    Raw materials and supplies                                 - 0 -
  Prepaid expenses                                            64,386
  Deposits                                                    20,250
                                                          ----------
    Total current assets                                     157,142

Equipment (net of accumulated depreciation
  of $56,049) (note A5)                                       28,095
                                                          ----------

Other assets
  Organization costs (net of accumulated
    amortization of $250) (note A5)                            - 0 -
  Technology license (note G)                                  - 0 -
                                                          ----------
    Total assets                                          $  185,237
                                                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable--trade                                 $   51,382
  Note payable--SMC (note C)                                 267,992
  Deposits from customers                                    125,000
  Accrued expenses                                            23,970
                                                          ----------
    Total current liabilities                                468,344
                                                          ----------
Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares issued                               - 0 -
  Common stock, no par value, 25,000,000 shares
    authorized, 7,785,629 shares issued and
    outstanding (note E)                                   1,029,292
  Contributed capital                                        172,008
  Deficit accumulated during the development stage
    (note A2)                                             (1,484,407)
                                                          ----------
    Total stockholders' equity                            (  283,107)
                                                          ----------
    Total liabilities and stockholders' equity            $  185,237
                                                          ==========

   The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Three Months Ended September 30, 1996 and for the Period
              September 12, 1988 (Inception) to September 30, 1996
                                  (UNAUDITED)


                                                          Period From
                                                         Sept. 12, 1988
                                  Three Months Ended      (inception) to
                                  September 30, 1996    September 30, 1996
                                  (Unaudited)             (Unaudited)
                                  ------------------    ------------------
Sales                                  $    - 0 -         $     3,126
Interest income                             - 0 -              64,583
Other income                                - 0 -              27,373
                                        ---------           ---------

    Total Income                            - 0 -              95,082
                                        ---------           ---------

Costs and expenses
  General and administrative               44,601           1,077,632
  Research and development (note A7)        - 0 -             277,929
  Loss on debt extinguishment--related
    party                                   - 0 -              50,452
  Depreciation and amortization             4,165              58,263
  Selling expenses                          - 0 -               5,893
  Cost of products                          - 0 -              47,049
                                        ---------          ----------

    Total Expenses                         48,766           1,517,218
                                        ---------          ----------

    (Loss) before income taxes
    and other expenses                  (  48,766)         (1,422,136)

Other expenses
  Loss on marketable equity securities      - 0 -          (   58,924)

Income tax (note D)                         - 0 -          (    3,347)
                                        ---------          ----------

Net (loss)                             $(  48,766)        $(1,484,407)
                                        =========          ==========

Weighted average number of common
  shares outstanding                    7,785,629           7,354,515
                                        ---------          ----------

Net (loss) per share                   $(.00626  )        $(.20184   )
                                        =========          ==========

   The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                       For the Period September 12, 1988
                       (Inception) to September 30, 1996
                                  (UNAUDITED)

                                          Common stock
                                     ---------------------
                                       Shares      Amount
                                     ---------   ---------
Common stock issued on
  September 12, 1988 for
  $.00009 per share                  165,000,000   $ 15,000
Common stock issued on
  March 10, 1989 for
  $0.01 per share, net of
  underwriter's fees and
  other costs                         33,005,800    257,753
Donated services                        - 0 -         2,945
Net loss                                - 0 -         - 0 -
                                     -----------   --------
Balance at May 31, 1989              198,005,800    275,698

Donated services                        - 0 -        14,135
Net loss                                - 0 -         - 0 -
                                     -----------   --------
Balance at May 31, 1990              198,005,800    289,833

Donated services                        - 0 -        13,559
Net loss                                - 0 -         - 0 -
                                     -----------   --------
Balance at May 31, 1991              198,005,800    303,392

Donated services                        - 0 -        18,280
Net loss                                - 0 -         - 0 -
                                     -----------   --------
Balance at May 31, 1992              198,005,800    321,672

One for two hundred reverse
  stock split on October 23,
  1992                              (197,015,771)     - 0 -
Common stock subscribed on
  May 25, 1993 for $1.00 per
  share                                 - 0 -         - 0 -
Donated services                        - 0 -        73,670
Net loss                                - 0 -         - 0 -
                                     -----------   --------
Balance at May 31, 1993                  990,029    395,342

Common stock issued between
July 15, 1993 and October 25, 1993
for $1.00 per share, net of costs        275,000    256,052

Common stock issued on March 8,
  1994 for services rendered,
  valued at $1.00 per share               25,500     25,500
Donated services                           - 0 -    102,147
Net loss                                   - 0 -      - 0 -
                                     -----------   --------
Balance at May 31, 1994                1,290,529   $779,041
                                     -----------   --------


   The accompanying notes are an integral part of these financial statements.




                                          Deficit accumulated
                             Contributed  during the development
   Common stock subscribed     capital    stage                     Total
 ---------------------------  --------    ----------------------    -------
   Shares            Amount
 --------            -------
  - 0 -             $  - 0 -  $ - 0 -         $     - 0 -       $    15,000




  - 0 -                - 0 -    - 0 -               - 0 -           257,753
  - 0 -                - 0 -    - 0 -               - 0 -             2,945
  - 0 -                - 0 -    - 0 -          (      517)       (      517)
-------              -------    -----          ----------        ----------
  - 0 -                - 0 -    - 0 -          (      517)          275,181

  - 0 -                - 0 -    - 0 -               - 0 -            14,135
  - 0 -                - 0 -    - 0 -          (   12,099)       (   12,099)
-------              -------    -----          ----------        ----------
  - 0 -                - 0 -    - 0 -          (   12,616)          277,217

  - 0 -                - 0 -    - 0 -               - 0 -            13,559
  - 0 -                - 0 -    - 0 -          (   71,687)       (   71,687)
-------              -------    -----          ----------        ----------
  - 0 -                - 0 -    - 0 -          (   84,303)          219,089

  - 0 -                - 0 -    - 0 -               - 0 -            18,280
  - 0 -                - 0 -    - 0 -          (   28,122)       (   28,122)
-------              -------    -----          ----------        ----------
  - 0 -                - 0 -    - 0 -          (  112,425)          209,247



  - 0 -                - 0 -    - 0 -              - 0 -             - 0 -


 30,000               30,000    - 0 -              - 0 -            30,000
  - 0 -                - 0 -    - 0 -              - 0 -            73,670
  - 0 -                - 0 -    - 0 -         (  253,334)       (  253,334)
-------              -------    -----         ----------        ----------
 30,000               30,000    - 0 -         (  365,759)           59,583




(30,000)             (30,000)   - 0 -              - 0 -           226,052


  - 0 -                - 0 -    - 0 -              - 0 -            25,500
  - 0 -                - 0 -    - 0 -              - 0 -           102,147
  - 0 -                - 0 -    - 0 -         (  422,723)       (  422,723)
-------              -------    -----         ----------        ----------
  - 0 -             $  - 0 -   $- 0 -        $(  788,482)      $(    9,441)
-------              -------    -----         ----------        ----------

The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY--CONTINUED
      For the Period September 12, 1988 (Inception) to September 30, 1996
                                  (UNAUDITED)


                                             Common Stock
                                        ---------------------
                                          Shares     Amount
                                        ---------- ----------
Common stock issued on
  August 8, 1994 for services
  rendered, valued at $.77
  per share                               325,000 $  250,251
Common stock acquired on
  May 26, 1994 due to the
  liquidation of
  Eco-Logics, Inc.                      6,170,100      - 0 -
Net loss                                    - 0 -      - 0 -
                                        ---------  ---------
Balance at May 31, 1995                 7,785,629  1,029,292
                                        ---------  ---------

Contributed capital                         - 0 -      - 0 -
Net loss                                    - 0 -      - 0 -
                                        ---------  ---------
Balance at May 31, 1996                 7,785,629  1,029,292
                                        ---------  ---------

Net loss                                    - 0 -      - 0 -
                                        ---------  ---------
Balance at June 30, 1996                7,785,629 $1,029,292
                                        ---------  ---------

Net loss                                    - 0 -      - 0 -
                                        ---------  ---------
Balance at September 30, 1996           7,785,629 $1,029,292
                                        =========  =========





  The accompanying notes are an integral part of these financial statements.



                                         Deficit accumulated
                            Contributed  during the development
  Common stock subscribed     capital    stage                    Total
--------------------------- -----------  ----------------------   ---------
Shares               Amount
------               ------


- 0 -                $ - 0 -  $ - 0 -    $     - 0 -              $ 250,251



- 0 -                  - 0 -    - 0 -          - 0 -                  - 0 -
- 0 -                  - 0 -    - 0 -     (  467,600)              (467,600)
-----                 ------   -------    ----------               --------
- 0 -                  - 0 -    - 0 -     (1,256,082)              (226,790)
-----                 ------   -------    ----------               --------

- 0 -                  - 0 -   172,008         - 0 -                172,008
- 0 -                  - 0 -    - 0 -     (  172,304)              (172,304)
-----                 ------   -------    ----------               --------
- 0 -                  - 0 -   172,008    (1,428,386)              (227,086)
-----                 ------   -------    ----------               --------

- 0 -                  - 0 -    - 0 -     (    7,255)              (  7,255)
-----                 ------   -------    ----------               --------
- 0 -                  - 0 -   172,008    (1,435,641)              (234,341)
-----                 ------   -------    ----------               --------

- 0 -                  - 0 -    - 0 -     (   48,766)              ( 48,766)
-----                 ------   -------    ----------               --------
- 0 -                $ - 0 -  $172,008   $(1,484,407)             $(283,107)
=====                 ======   =======    ==========               ========


   The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
       For the Three Months Ended September 30, 1996 and for the Period
             September 12, 1988 (Inception) to September 30, 1996
                                  (UNAUDITED)




                                                                 Period from
                                                                 Sept. 12, 1988
                                          Three Months Ended    (inception) to
                                          September 30, 1996    September 30, 1996
                                          (Unaudited)              (Unaudited)
                                          ------------------    ------------------
Cash flows from operating activities:
  Cash received from customers            $     - 0 -           $      16,811
  Interest received                             - 0 -                  59,879
  Cash paid to suppliers                   (   97,891)           (    751,405)
  Income taxes paid                             - 0 -            (      3,704)
  Customer deposits                           125,000                 125,000
                                           ----------            ------------

      Cash provided by/(used) in
        operating activities                   27,109            (    553,419)
                                           ----------            ------------

Cash flows from investing activities:
  Purchase of equipment                         - 0 -            (     77,289)
  Purchase of certificates of deposit           - 0 -            (    250,473)
  Maturity of certificates of deposit           - 0 -                 250,473
  Purchase of marketable equity securities      - 0 -            (    293,385)
  Proceeds from sale of marketable equity
    securities                                  - 0 -                 231,961
  Loan disbursements                            - 0 -            (     15,000)
  Loan proceeds from related parties           40,000                 315,261
  Repayments to related parties                 - 0 -            (      9,889)
  Advances to related parties                   - 0 -            (     44,539)
  Acquisition of purchase option                - 0 -            (     20,000)
  Repayment of note receivable                  - 0 -                  10,000
                                           ----------            ------------

      Cash provided by investing
        activities                             40,000                  97,120
                                           ----------            ------------

Cash flows from financing activities:
  Proceeds from issuing common stock            - 0 -                 620,050
  Proceeds from stock subscription              - 0 -                  30,000
  Exercise of stock subscription                - 0 -            (     30,000)
  Costs associated with public offering
    of common stock                             - 0 -            (     72,297)
  Costs associated with private offering
    of common stock                             - 0 -            (     18,948)
                                           ----------            ------------

      Cash provided by financing
        activities                              - 0 -                 528,805
                                           ----------            ------------

      Net increase in cash
        and cash equivalents                   67,109                  72,506

Cash and cash equivalents at beginning
  of period                                     5,397                   - 0 -
                                           ----------            ------------
Cash and cash equivalents at end of
  period                                  $    72,506           $      72,506
                                           ==========            ============

   The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS--CONTINUED
       For the Three Months Ended September 30, 1996 and for the Period
             September 12, 1988 (Inception) to September 30, 1996
                                  (UNAUDITED)


                                                                 Period from
                                                                 Sept. 12, 1988
                                          Three Months Ended     (inception) to
                                          September 30, 1996     September 30, 1996
                                          (Unaudited)            (Unaudited)
                                          ------------------     ------------------

  Reconciliation of net loss to cash
   used in operating activities
    Net (loss)                                 $(   48,766)       $ ( 1,484,406)
    Noncash charges to net (loss)
      Depreciation                                   4,165               56,050
      Write-off of prepaid parts and freight         - 0 -                4,951
      Amortization of organization costs             - 0 -                  250
      Donated services                               - 0 -              474,987
      Write-off payables/inventory                   - 0 -              164,248
      Write-off note receivable                      - 0 -                5,000
      Forfeited purchase option                      - 0 -               20,000
      Write down on marketable securities            - 0 -                2,500
      Loss on sale of marketable equity
       securities                                    - 0 -               58,924
      Increase in prepaid expenses              (   57,814)         (    64,387)
      Increase in deposits                           - 0 -          (    20,249)
      Increase in organization costs                 - 0 -          (       250)
      Increase in accounts payable              (    2,307)              51,382
      Increase in accrued expenses                   6,831               27,081
      Common stock issued for services               - 0 -               25,500
      Increase in customer deposits                125,000              125,000
                                                ----------           ----------

       Cash used in operating                 $    27,109          $(   553,419)
         activities                            ===========          ===========



   The accompanying notes are an integral part of these financial statements.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
1. Basis of Presentation
------------------------
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are in the opinion of management, necessary for a fair statement of results for the interim periods.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
2. Organization and Development Stage Activities
------------------------------------------------
Septima Enterprises, Inc., was incorporated on September 12, 1988, for the purpose of acquiring interests in other business entities and commercial technologies. Operations to date have consisted of acquiring capital, evaluating investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, and manufacturing. An insignificant amount of revenue from sales has been generated to date. The Company intends to market an ignition enhancer marketed under the registered name of Swaser. Swaser is a registered name of HDI Systems, Inc.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
6. Net Loss Per Common Share
----------------------------
Net loss per share is based on the weighted average number of shares issued and outstanding during the periods presented, giving retroactive effect to a one for two hundred reverse stock split. As of May 31, 1995, all Class A and B warrants have expired, per legal counsel.

7.  Research and Development Expenses
-------------------------------------
Research and development expenses are expensed as incurred.

8.  Compensation Costs
----------------------
Compensation costs are charged to expense for the period in which stock bonus and award plans are granted.

9. Qualified Retirement/Profit Sharing Plan
-------------------------------------------
The Company does not maintain a qualified pension or profit sharing plan.

10.  Finance Charges
--------------------
It is the Company's policy to reflect accounts payable net of finance charges.

11.  Employees
--------------
Septima has no payroll. The Company did not have compensated employees during the review period.

12.  Risks and Uncertainties
----------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
13. Change of Fiscal Year
-------------------------
The Company changed its fiscal year from June 1 through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

14.  Revenue Recognition
------------------------
The Company recognizes revenue when the product is manufactured and shipped to the customer. At September 30, 1996, the Company had received $125,000 considered as a deposit on a total order of $282,000.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE C--NOTE PAYABLE--(CONTINUED)
---------------------------------
This demand note bears an interest rate of ten percent per annum. The interest on this note was twelve percent per annum from inception until August 31, 1996. As of September 30, 1996, the balance due to Spark Management by Septima was $267,992. Also, $23,908 of accrued interest was due.

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

Components of income tax expense are as follows:  Period from
                                                  9/12/88
                           Three Months Ended     (inception)
                           September 30, 1996     to 9/30/96
                           ------------------     -----------
        Federal               $ - 0 -               $3,091
        State                   - 0 -                  256
                               ------                -----
                              $ - 0 -               $3,347
                               ======                =====

The reconciliation of income tax computed at statutory tax rates to income tax expense is:

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE D--INCOME TAXES--(CONTINUED)
---------------------------------

                                                   Period from
                                                   9/12/88
                              Three Months Ended   (inception)
                              September 30, 1996   to 9/30/96
                              ------------------   -----------
  Expected tax benefit        $ (35,189)          $(407,967)
  Nondeductible expenses         - 0 -              350,049
  Provision of deferred tax
   valuation allowance           35,189              61,265
                               ---------           ---------
  Deferred expense            $  - 0 -            $   3,347
                               =========           =========

At September 30, 1996, the Company had net operating losses totaling $560,584 available to offset future income.

If not used, they will expire as follows:


                                      Operating
                         Year          Losses
                         ----         ---------
                         2008         $101,787
                         2009          185,068
                         2010          249,748
                         2011           13,127
                         2012           10,854
                                       -------
                                      $560,584
                                       =======

The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The net deferred tax asset in the accompanying Balance Sheet consists of the following:

                    Deferred tax asset        $ 407,967
                    Deferred tax valuation
                      allowance               $(407,967)
                                               --------
                    Deferred income taxes     $   -0-
                                               ========

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE D--INCOME TAXES--(CONTINUED)
---------------------------------
A deferred tax valuation allowance has been provided because it is more likely than not that the related deferred tax benefit will not be realized in the future.

The Internal Revenue Service approved the change in fiscal year (See Note A13) submitted on Form 1128 on August 9, 1996.

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

Private Offering
----------------
On July 24, 1994, the Company prepared a private offering pursuant to Regulation D, in which is offered to accredited investors, 1,000,000 units, at a price of $2.50 per unit. Each unit consists of one share of restricted common stock and one warrant to purchase one share of common stock at an exercise price of $4.75 per share. The securities comprising the units are immediately separable. The warrants are exercisable for a period of 18 months commencing on the date of their issuance and redeemable by the Company at $0.01 per warrant. Costs associated with this private offering amount to $6,573 at May 31, 1994, and have been recorded as a prepaid expense. The offering expired September 1, 1994, but can be extended by the Company. The Company has not released this offering. Management has indicated they intend to withdraw this offering. In written action dated September 9, 1996 in lieu of a special meeting of the Board of Directors, the Company has indicated a private offering authorizing the sale of 1,000,000 to 1,200,000 shares of Septima common stock at a price of $2.00 to $2.50 per share. The Company intends to complete the offering pursuant to Regulation D.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE E--COMMON STOCK--(CONTINUED)
---------------------------------
13-D Registration
-----------------
On September 26, 1995, Spark Management Corporation filed a 13-D Registration Statement related to the common stock, no par value per share of Septima Enterprises, Inc.

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

In a document dated September 26, 1995, between a former officer/director of the Company and the Company, the officer agreed to release and quit claim all of his interest in a stock option. The stock option was originally dated May 1, 1994, granting an option to purchase 250,000 shares of common stock of Septima within five years of the date at one dollar per share. (See Note F)

In connection with the Option Agreement, Septima and Hensley Plasma Plug Partnership, a Colorado partnership, executed an agreement for Assignment of Technology and Patents and Assignment of Technology. The

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE E--COMMON STOCK--(CONTINUED)
---------------------------------
13-D Registration--(Continued)
------------------------------
intellectual property assigned pursuant to these agreements had been licensed to Cottonbloom which had assigned its rights to Septima. The Technology Assignment replaced the previous agreements and directly granted Septima rights in the Intellectual Property.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE E--COMMON STOCK--(CONTINUED)
---------------------------------
13-D Registration--(CONTINUED)
------------------------------
During the first two years of the agreement, there are no minimum royalty payments. The minimum royalty payment for year three is $100,000 and the minimum for years four and beyond is $150,000.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE F--RELATED PARTY TRANSACTIONS--(CONTINUED)
-----------------------------------------------
Under stock options, related parties, a marketing company, and a former director were granted or resolved to be granted five year options to acquire 960,000 shares of the Company's common stock at $1.00 per share.

As part of the 960,000 shares, in written action in lieu of a special meeting of the Board of Directors, a former director of the Company was granted an option to purchase 200,000 shares of stock at an exercise price of $1.00 per share exercisable at any time prior to October 1, 2001.

The stock options are due to expire five years from grant date:

Option Price
per share          Number of Options                Date of Grant
------------       -----------------                -------------
$1.00                  160,000                    February 22, 1994
$1.00                  500,000                          May 1, 1994
$1.00                   50,000                    November 16, 1995
$1.00                   25,000                        April 1, 1996
$1.00                   25,000                         July 1, 1996
$1.00                  200,000                    September 4, 1996

The Company has developed a compensation arrangement whereby a marketing consultant will be granted (upon quarterly review by Septima) the option to purchase 110,000 total shares at $1.00/share for fiscal quarters ending October 1, 1996 until January 1, 1999. The grant is for 25,000 shares for the first two quarters and 7,500 shares for the subsequent eight quarters.

A former director of the Company was previously granted 250,000 options at $1.00 per share on May 1, 1994. In an agreement dated September 26, 1995, the former director released and quit claim all interest in the options. (See Note E)

In a written action in lieu of a special meeting, the Board of Directors on September 9, 1996 granted stock options to two Board members. The options are exercisable at $.20/share within ten years.

Option Price                                          Expiration of
Per Share       Number of Options    Date of Grant    Grant
------------    -----------------    -------------    -------------
$ .20               312,500          Sept. 9, 1996    Sept. 9, 2006

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE F--RELATED PARTY TRANSACTIONS--(CONTINUED)
-----------------------------------------------
Additionally, the Board authorized annual compensation to the members of the Company's Board of Directors by issuing to each of them options to purchase 20,000 shares of common stock at an exercise price of $1.00 per share.

The Company has negotiated with Worldwide Associates, an entity in which a prior officer and current stockholder of the Company have an interest, whereby Worldwide would be given nearly exclusive distribution rights outside the United States for the Company's products. The Company considers the agreement void.

No confirmation was received, in a prior period, from Worldwide Associates regarding their view of the status of the agreement. (See Note J)

The Company has negotiated a Manufacturing and Distribution Agreement for Mexico sales with a company operated by a former director and current shareholder. (See Note H) The Company has entered into a Master Licensing Agreement with Spark Management Corporation. (See Note G) Spark Management is owned by two directors of the Company. The Company has entered into a Manufacturing Agreement with a company owned by two former directors. (See Note H)

NOTE G--TECHNOLOGY LICENSE
--------------------------
Currently, Spark Management Corporation (Spark) anticipates that Septima will sublicense certain Intellectual Property obtained pursuant to the Technology Assignment to Spark for the manufacture of certain aftermarket auto parts. As of September 30, 1996, Spark intends that another corporation will manufacture various components of the products and sell them to Septima.

Spark Management Corporation entered into a Master Licensing Agreement dated September 10, 1996 with the Company. The Company acquired developments, information, proprietary rights, and trade secrets collectively referred to as Ignition Systems and Processes. (See Note H) Unless terminated or cancelled, the Agreement will terminate ten (10) years following the last expired patent acquired by Spark Management.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE G--TECHNOLOGY LICENSE--(CONTINUED)
---------------------------------------
Spark intends to periodically review and evaluate the market for Septima's common stock; Septima's business, prospects, and financial condition; general economic conditions, and other opportunities available to Spark. On the basis of such periodic reviews and evaluations, Spark may determine to increase or decrease its investments in Septima through exercise of the option in whole or in part or not at all.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE H--COMMITMENTS--(CONTINUED)
--------------------------------
The Company entered into a Manufacturing Agreement dated September 4, 1996. (See Note F) The Company engaged the manufacturer as its exclusive producer for the entire requirements for the product produced in the United States. The initial term is for four (4) years automatically renewable for one (1) year periods.

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

NOTE L--SUBSEQUENT EVENTS
-------------------------
The Company intends to reimburse Spark Management Corporation for Company related start-up and travel costs incurred in 1995-1996 in the second quarter of the 1996-1997 fiscal year. Amounts of the reimbursement are being calculated by the Company.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 1996
(UNAUDITED)

NOTE L--SUBSEQUENT EVENTS--(CONTINUED)
--------------------------------------
The Company has assumed a lease for office space in Lake Park, Florida. The period of the agreement is 11 1/2 months with a provision to extend the agreement for an additional year. Monthly rental payments are $2,062.50.

The Company intends to change the Corporate Offices to Lake Park, Florida.

NOTE M--CORRECTION OF ERROR
---------------------------
Subsequent to the issuance of the auditors' report for the year ended May 31, 1996, dated July 22, 1996, it was determined that write-offs of related party accounts payable in the amount of $172,008 should have been treated as contributions of capital instead of an income item. The financial statements for the year ended May 31, 1996, were restated to reflect this. Additionally, $21,847 of advertising costs included in prepaid expenses were expensed under general and administrative. Also, $81,558 of costs previously classified as research and development were reclassified as general and administrative.

Subsequent to the issuance of the accountants' review report, the three months ended September 30, 1996, dated October 23, 1996, it was determined that $6,713 of advertising costs included in prepaid expenses should have been expensed under general and administrative. Additionally, it was determined that $3,193 of expenses classified as research and development should have been expensed under general and administrative. Further, it was discovered that the interest rate on the note payable described in Note C had changed to ten percent effective September 1, 1996. As a result, accrued interest has been reduced by $446. The financial statements for the three months ended September 30, 1996 have been restated to reflect these corrections.

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

         The Company's operations for the three months ended September 30, 1996 were financed by loans from Spark Management ("Spark") to the Company. The cash requirements for operations for the three months ended September 30, 1996 were $48,766, which were met by the loans from Spark to the Company. Should loans from Spark not be available to the Company in the future, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company.

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

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 June 30, 1996
                                  (UNAUDITED)

ASSETS
Current assets
  Cash and cash equivalents (note A3)                     $    5,397
Accounts receivable--trade                                     - 0 -
  Inventories (note A4)
    Finished products                                          - 0 -
    Products in progress                                       - 0 -
    Raw materials and supplies                                 - 0 -
  Prepaid expenses                                             6,573
  Deposits                                                    20,250
                                                           ---------

    Total current assets                                      32,220

Equipment (net of accumulated depreciation
  of $51,884) (note A5)                                       32,260
                                                           ---------

Other assets
  Organization costs (net of accumulated
    amortization of $250) (note A5)                            - 0 -
  Technology license (note H)                                  - 0 -
                                                           ---------

    Total assets                                          $   64,480
                                                           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable--trade                                 $   53,690
  Note payable--SMC (note C)                                 227,992
  Accrued expenses                                            17,139
                                                           ---------

    Total current liabilities                                298,821
                                                           ---------

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares issued                               - 0 -
  Common stock, no par value, 25,000,000 shares
    authorized, 7,785,629 shares issued and
    outstanding (note F)                                   1,029,292
  Contributed capital                                        172,008
  Deficit accumulated during the development stage
    (note A2)                                             (1,435,641)
                                                           ---------

    Total stockholders' equity                            (  234,341)
                                                           ---------

    Total liabilities and stockholders' equity            $   64,480
                                                           =========

   The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
             For the Month Ended June 30, 1996 and for the Period
                September 12, 1988 (Inception) to June 30, 1996
                                  (UNAUDITED)

                                                          Period from
                                                         Sept. 12, 1988
                                       Month Ended       (inception) to
                                      June 30, 1996       June 30, 1996
                                       (Unaudited)         (Unaudited)
                                      -------------       -------------
Sales                                 $    - 0 -          $     3,126
Interest income                            - 0 -               64,583
Other income (note D)                        125               27,373
                                       ---------            ---------

    Total Income                             125               95,082
                                       ---------            ---------

Costs and expenses
  General and administrative               5,986            1,033,031
  Research and development (note A7)       - 0 -              277,929
  Loss on debt extinguishment--related
    party                                  - 0 -               50,452
  Depreciation and amortization            1,403               54,098
  Selling expenses                         - 0 -                5,893
  Cost of products                     (       9)              47,049
                                       ---------           ----------

    Total Expenses                         7,380            1,468,452
                                       ---------           ----------

    (Loss) before income taxes
    and other expenses                 (   7,255)          (1,373,370)

Other expenses
  Loss on marketable equity securities     - 0 -           (   58,924)

Income tax (note E)                        - 0 -           (    3,347)
                                       ---------           ----------

Net (loss)                            $(   7,255)         $(1,435,641)
                                       =========           ==========

Weighted average number of common
  shares outstanding                   7,785,629            7,340,577
                                       ---------           ----------

Net (loss) per share                  $(.00093  )         $(.19558   )
                                       =========           ==========

   The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                      STATEMENTS OF STOCKHOLDERS' EQUITY
        For the Period September 12, 1988 (Inception) to June 30, 1996
                                  (UNAUDITED)

                                         Common stock
                                     ---------------------
                                       Shares      Amount
                                     ----------  ---------
Common stock issued on
  September 12, 1988 for
  $.00009 per share                  165,000,000  $ 15,000
Common stock issued on
  March 10, 1989 for
  $0.01 per share, net of
  underwriter's fees and
  other costs                         33,005,800   257,753
Donated services                        - 0 -        2,945
Net loss                                - 0 -        - 0 -
                                     -----------  --------
Balance at May 31, 1989              198,005,800   275,698

Donated services                        - 0 -       14,135
Net loss                                - 0 -        - 0 -
                                     -----------  --------
Balance at May 31, 1990              198,005,800   289,833

Donated services                        - 0 -       13,559
Net loss                                - 0 -        - 0 -
                                     -----------  --------
Balance at May 31, 1991              198,005,800   303,392

Donated services                        - 0 -       18,280
Net loss                                - 0 -        - 0 -
                                     -----------  --------
Balance at May 31, 1992              198,005,800   321,672

One for two hundred reverse
  stock split on October 23,
  1992                              (197,015,771)    - 0 -
Common stock subscribed on
  May 25, 1993 for $1.00 per
  share                                 - 0 -        - 0 -
Donated services                        - 0 -       73,670
Net loss                                - 0 -        - 0 -
                                     -----------  --------
Balance at May 31, 1993                  990,029   395,342

Common stock issued between
  July 15, 1993 and October 25, 1993
  for $1.00 per share, net
  of costs                               275,000   256,052

Common stock issued on March 8,
  1994 for services rendered,
  valued at $1.00 per share               25,500    25,500
Donated services                        - 0 -      102,147
Net loss                                - 0 -        - 0 -
                                     -----------  --------
Balance at May 31, 1994                1,290,529  $779,041
                                     -----------  --------

   The accompanying notes are an integral part of these financial statements.

                                                                              Deficit accumulated
                                                                 Contributed  during the development
                                      Common stock subscribed      capital    stage                     Total
                                    ---------------------------    -------    ----------------------  ---------
                                     Shares              Amount
                                    --------             ------
Common stock issued on
  September 12, 1988 for
  $.00009 per share                    - 0 -             $  - 0 -  $ - 0 -         $     - 0 -       $    15,000
Common stock issued on
  March 10, 1989 for
  $0.01 per share, net of
  underwriter's fees and
  other costs                          - 0 -                - 0 -    - 0 -               - 0 -           257,753
Donated services                       - 0 -                - 0 -    - 0 -               - 0 -             2,945
Net loss                               - 0 -                - 0 -    - 0 -          (      517)       (      517)
                                     -------              -------    -----          ----------        ----------
Balance at May 31, 1989                - 0 -                - 0 -    - 0 -          (      517)          275,181

Donated services                       - 0 -                - 0 -    - 0 -               - 0 -            14,135
Net loss                               - 0 -                - 0 -    - 0 -          (   12,099)       (   12,099)
                                     -------              -------    -----          ----------        ----------
Balance at May 31, 1990                - 0 -                - 0 -    - 0 -          (   12,616)          277,217

Donated services                       - 0 -                - 0 -    - 0 -               - 0 -            13,559
Net loss                               - 0 -                - 0 -    - 0 -          (   71,687)       (   71,687)
                                     -------              -------    -----          ----------        ----------
Balance at May 31, 1991                - 0 -                - 0 -    - 0 -          (   84,303)          219,089

Donated services                       - 0 -                - 0 -    - 0 -               - 0 -            18,280
Net loss                               - 0 -                - 0 -    - 0 -          (   28,122)       (   28,122)
                                     -------              -------    -----          ----------        ----------
Balance at May 31, 1992                - 0 -                - 0 -    - 0 -          (  112,425)          209,247

One for two hundred reverse
  stock split on October 23,
  1992                                 - 0 -                - 0 -    - 0 -              - 0 -             - 0 -
Common stock subscribed on
  May 25, 1993 for $1.00 per
  share                               30,000               30,000    - 0 -              - 0 -            30,000
Donated services                       - 0 -                - 0 -    - 0 -              - 0 -            73,670
Net loss                               - 0 -                - 0 -    - 0 -         (  253,334)       (  253,334)
                                     -------              -------    -----         ----------        ----------
Balance at May 31, 1993               30,000               30,000    - 0 -         (  365,759)           59,583

Common stock issued between
  July 15, 1993 and October 25, 1993
  for $1.00 per share, net
  of costs                           (30,000)             (30,000)   - 0 -              - 0 -           226,052

Common stock issued on March 8,
  1994 for services rendered,
  valued at $1.00 per share            - 0 -                - 0 -    - 0 -              - 0 -            25,500
Donated services                       - 0 -                - 0 -    - 0 -              - 0 -           102,147
Net loss                               - 0 -                - 0 -    - 0 -         (  422,723)       (  422,723)
                                     -------              -------    -----         ----------        ----------
Balance at May 31, 1994                - 0 -             $  - 0 -  $ - 0 -        $(  788,482)      $(    9,441)
                                     -------              -------    -----         ----------        ----------

   The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY--CONTINUED
        For the Period September 12, 1988 (Inception) to June 30, 1996
                                  (UNAUDITED)


                                            Common Stock
                                      -----------------------
                                        Shares       Amount
                                      ----------   ----------
Common stock issued on
  August 8, 1994 for services
  rendered, valued at $.77
  per share                               325,000 $ 250,251
Common stock acquired on
  May 26, 1994 due to the
  liquidation of
  Eco-Logics, Inc.                      6,170,100      - 0 -
Net loss                                    - 0 -      - 0 -
                                        ---------  ---------
Balance at May 31, 1995                 7,785,629  1,029,292
                                        ---------  ---------

Contributed capital                         - 0 -      - 0 -
Net loss                                    - 0 -      - 0 -
                                        ---------  ---------
Balance at May 31, 1996                 7,785,629  1,029,292
                                        ---------  ---------

Net loss                                    - 0 -      - 0 -
                                        ---------  ---------
Balance at June 30, 1996                7,785,629 $1,029,292
                                        =========  =========



   The accompanying notes are an integral part of these financial statements.


                                       Deficit accumulated
                            Contributed  during the development
  Common stock subscribed     capital    stage                    Total
---------------------------  ---------   -----------------------  --------------
Shares               Amount
------               ------


- 0 -                $ - 0 -  $ - 0 -      $   - 0 -              $ 250,251



- 0 -                  - 0 -    - 0 -          - 0 -                  - 0 -
- 0 -                  - 0 -    - 0 -     (  467,600)              (467,600)
-----                 ------   -------    ----------               --------
- 0 -                  - 0 -    - 0 -     (1,256,082)              (226,790)
-----                 ------   -------    ----------               --------

- 0 -                  - 0 -   172,008         - 0 -                172,008
- 0 -                  - 0 -    - 0 -     (  172,304)              (172,304)
-----                 ------   -------    ----------               --------
- 0 -                  - 0 -   172,008    (1,428,386)              (227,086)
-----                 ------   -------    ----------               --------

- 0 -                  - 0 -    - 0 -     (    7,255)              (  7,255)
-----                 ------   -------    ----------               --------
- 0 -                $ - 0 -  $172,008   $(1,435,641)             $(234,341)
=====                 ======   =======    ==========               ========


The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
             For the Month Ended June 30, 1996 and for the Period
                September 12, 1988 (Inception) to June 30, 1996
                                  (UNAUDITED)


                                                                                   Period from
                                                                                  Sept. 12, 1988
                                                               Month Ended        inception) to
                                                              June 30, 1996       June 30, 1996
                                                               (Unaudited)         (Unaudited)
                                                              -------------       --------------
Cash flows from operating activities:
  Cash received from customers                                 $     - 0 -         $      16,811
  Interest received                                                  - 0 -                59,879
  Cash paid to suppliers                                        (   11,687)         (    653,514)
  Income taxes paid                                                  - 0 -          (      3,704)
                                                                ----------          ------------

      Cash used in operating activities                         (   11,687)         (    580,528)
                                                                ----------          ------------

Cash flows from investing activities:
  Purchase of equipment                                              - 0 -          (     77,289)
  Purchase of certificates of deposit                                - 0 -          (    250,473)
  Maturity of certificates of deposit                                - 0 -               250,473
  Purchase of marketable equity securities                           - 0 -          (    293,385)
  Proceeds from sale of marketable equity
    securities                                                       - 0 -               231,961
  Loan disbursements                                                 - 0 -          (     15,000)
  Loan proceeds from related parties                                10,354               275,261
  Repayments to related parties                                      - 0 -          (      9,889)
  Advances to related parties                                        - 0 -          (     44,539)
  Acquisition of purchase option                                     - 0 -          (     20,000)
  Repayment of note receivable                                       - 0 -                10,000
                                                                ----------          ------------

      Cash provided by investing
        activities                                                  10,354                57,120
                                                                ----------          ------------

Cash flows from financing activities:
  Proceeds from issuing common stock                                 - 0 -               620,050
  Proceeds from stock subscription                                   - 0 -                30,000
  Exercise of stock subscription                                     - 0 -          (     30,000)
  Costs associated with public offering
    of common stock                                                  - 0 -          (     72,297)
  Costs associated with private offering
    of common stock                                                  - 0 -          (     18,948)
                                                                ----------          ------------
      Cash provided by financing
        activities                                                   - 0 -               528,805
                                                                ----------          ------------

      Net increase (decrease) in cash
        and cash equivalents                                    (    1,333)                5,397

Cash and cash equivalents at beginning
  of period                                                          6,730                 - 0 -
                                                                ----------          ------------

Cash and cash equivalents at end of
  period                                                       $     5,397         $       5,397
                                                                ==========          ============


  The accompanying notes are an integral part of these financial statements.

                           Septima Enterprises, Inc.
                         (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS--CONTINUED
             For the Month Ended June 30, 1996 and for the Period
                September 12, 1988 (Inception) to June 30, 1996
                                  (UNAUDITED)


                                                                                Period from
                                                                                Sept. 12, 1988
                                                             Month Ended        (inception) to
                                                             June 30, 1996      June 30, 1996
                                                             (Unaudited)        (Unaudited)
                                                         -------------------  -----------------
  Reconciliation of net loss to cash
   used in operating activities
    Net (loss)                                             $ (    7,255)       $ ( 1,435,640)
    Noncash charges to net (loss)
      Depreciation                                                1,403               51,885
      Write-off of prepaid parts and freight                      - 0 -                4,951
      Amortization of organization costs                          - 0 -                  250
      Donated services                                            - 0 -              474,987
      Write-off payables/inventory                                - 0 -              164,248
      Write-off note receivable                                   - 0 -                5,000
      Forfeited purchase option                                   - 0 -               20,000
      Write down on marketable securities                         - 0 -                2,500
      Loss on sale of marketable equity
       securities                                                 - 0 -               58,924
      Increase in prepaid expenses                                - 0 -          (     6,573)
      Increase in deposits                                        - 0 -          (    20,249)
      Increase in organization costs                              - 0 -          (       250)
      Increase in accounts payable                           (    8,065)              53,689
      Increase in accrued expenses                                2,230               20,250
      Common stock issued for services                            - 0 -               25,500
                                                            -----------          -----------
       Cash used in operating
         activities                                        $ (   11,687)       $ (   580,528)
                                                            ===========          ===========


  The accompanying notes are an integral part of these financial statements.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------
1. Basis of Presentation
------------------------
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for month ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
2. Organization and Development Stage Activities
------------------------------------------------
Septima Enterprises, Inc., was incorporated on September 12, 1988, for the purpose of acquiring interests in other business entities and commercial technologies. Operations to date have consisted of acquiring capital, evaluating investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, and manufacturing. An insignificant amount of revenue from sales has been generated to date. The Company intends to market an ignition enhancer marketed under the registered name of Swaser. Swaser is a registered name of HDI Systems, Inc.

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

Depreciation expense for the month ended June 30, 1996, is $1,403.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
6. Net Loss Per Common Share
----------------------------
Net loss per share is based on the weighted average number of shares issued and outstanding during the periods presented, giving retroactive effect to a one for two hundred reverse stock split. As of May 31, 1995, all Class A and B warrants have expired, per legal counsel.

7.  Research and Development Expenses
-------------------------------------
Research and development expenses are expensed as incurred.

8.  Compensation Costs
----------------------
Compensation costs are charged to expense for the period in which stock bonus and award plans are granted.

9. Qualified Retirement/Profit Sharing Plan
-------------------------------------------
The Company does not maintain a qualified pension or profit sharing plan.

10.  Finance Charges
--------------------
It is the Company's policy to reflect accounts payable net of finance charges.

11.  Employees
--------------
Septima has no payroll. The Company did not have compensated employees during the review period.

12.  Risks and Uncertainties
----------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
---------------------------------------------------------------
13. Change of Fiscal Year
-------------------------
The Company changed its fiscal year from June 1 through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

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

Components of income tax expense are as follows:


                                                  Period from
                                                  9/12/88
                           Month Ended            (inception)
                           June 30, 1996          to 6/30/96
                           -------------          ----------
        Federal               $ - 0 -               $3,091
        State                   - 0 -                  256
                               ------                -----
                              $ - 0 -               $3,347
                               ======                =====


The reconciliation of income tax computed at statutory tax rates to income tax expense is:

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE E--INCOME TAXES--(CONTINUED)
---------------------------------


                                                   Period from
                                                   9/12/88
                              Month Ended          (inception)
                              June 30, 1996        to 6/30/96
                              -------------        -----------
  Expected tax benefit        $ (12,240)          $(372,778)
  Nondeductible expenses         - 0 -              350,049
  Provision of deferred tax
   valuation allowance           12,240              26,076
                               ---------           --------
  Deferred expense            $  - 0 -            $   3,347
                               =========           ========


At June 30, 1996, the Company had net operating losses totaling $560,584 available to offset future income. If not used, they will expire as follows:


                                      Operating
                         Year          Losses
                         ----         ---------
                         2008         $101,787
                         2009          185,068
                         2010          249,748
                         2011           13,127
                         2012           10,854
                                      --------
                                      $560,584
                                      ========


The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The net deferred tax asset in the accompanying Balance Sheet consists of the following:

                    Deferred tax asset        $ 372,778
                    Deferred tax valuation
                      allowance               $(372,778)
                                               --------
                    Deferred income taxes     $   -0-
                                               ========


Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE E--INCOME TAXES--(CONTINUED)
---------------------------------
A deferred tax valuation allowance has been provided because it is more likely than not that the related deferred tax benefit will not be realized in the future.

The Internal Revenue Service approved the change in fiscal year (See Note A13) submitted on Form 1128 on August 9, 1996.

NOTE F--COMMON STOCK
--------------------
Donated Services
----------------
None of the officers or directors received cash compensation for services rendered the Company. These services have been valued by the Company and charged to expense and common stock (donated capital) at $0 and $474,987 for the month ended June 30, 1996, and for the period from September 12, 1988 (inception) to June 30, 1996, respectively.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE F--COMMON STOCK--CONTINUED)
--------------------------------
13-D Registration--(Continued)
------------------------------
Spark and Cottonbloom, Inc., a New Mexico Corporation and controlling shareholder of Septima, executed an option Agreement on September 26, 1995, granting Spark the option to acquire at least 51 percent of the outstanding stock of Septima.

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

While Spark was negotiating on behalf of Septima to obtain the Technology Assignment, other partners of the Hensley Partnership were assigning rights in the Intellectual Property to Pulse Power

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE F--COMMON STOCK--CONTINUED)
--------------------------------
13-D Registration--(Continued)
------------------------------
Technologies Co., Ltd., a New Mexico limited liability company. Litigation ensued among the various entities regarding the rights to the Intellectual Property. The litigation was resolved pursuant to a Settlement Memorandum dated November 16, 1995. The Settlement Memorandum upholds the Technology Assignment and Option Agreement.

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

NOTE G--RELATED PARTY TRANSACTIONS
----------------------------------
On September 26, 1995, an agreement was entered into between George H. Hensley, individually and as a partner in Hensley Plasma Plug Partnership; James Robert Hensley, individually, as a partner in Hensley Plasma Plug Partnership, and as co-trustee under the Ronald Hensley Irrevocable Trust dated February 2, 1982; Raymond E. Hensley, individually, as a partner in Hensley Plasma Plug Partnership, and as a co-trustee under the Ronald Hensley Irrevocable Trust dated February 2, 1982; Cottonbloom, Inc., a New Mexico corporation to release Septima of all claims, suits, demands, debts, dues, accounts, bonds, covenants, contracts, promises, agreements, judgements,

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE G--RELATED PARTY TRANSACTIONS--(CONTINUED)
-----------------------------------------------
liabilities, obligations, rights, costs, expenses, attorney's fees, and actions from the beginning of the world to the date of the release.

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

The stock options are due to expire five years from grant date:


       Number of Options                Date of Grant
       -----------------                -------------
           160,000                    February 22, 1994
           500,000                          May 1, 1994
            50,000                    November 16, 1995
            25,000                        April 1, 1996

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE G--RELATED PARTY TRANSACTIONS--(CONTINUED)
-----------------------------------------------
The Company has developed a compensation arrangement whereby a marketing consultant will be granted (upon quarterly review by Septima) the option to purchase 135,000 total shares at $1.00/share for fiscal quarters ending July 1, 1996 until January 1, 1999. The grant is for 25,000 shares for the first three quarters and 7,500 shares for the subsequent eight quarters.

A former director of the Company was previously granted 250,000 options at $1.00 per share on May 1, 1994. In an agreement dated September 26, 1995, the former director released and quit claimed all interest in the options. (See Note F)

The Company has negotiated with Worldwide Associates, an entity in which a prior officer and current stockholder of the Company have an interest, whereby Worldwide would be given nearly exclusive distribution rights outside the United States for the Company's products. The Company considers the agreement void. No confirmation was received, in a prior period, from Worldwide Associates regarding their view of the status of the agreement. (See Note K)

NOTE H--TECHNOLOGY LICENSE
--------------------------
Currently, Spark Management Corporation (Spark) anticipates that Septima will sublicense certain Intellectual Property obtained pursuant to the Technology Assignment to Spark for the manufacture of certain aftermarket auto parts. As of June 30, 1996, Spark intends that Carrera Corporation, a Pennsylvania Corporation, will manufacture various components of the products and sell them to Septima.

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

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996

NOTE I--COMMITMENTS
-------------------
The Company's research, development, and manufacturing activities are conducted from facilities leased under short-term operating leases. The facilities are leased by Spark Management Corporation.

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

NOTE K--DEMAND FOR ARBITRATION-WORLDWIDE ASSOCIATES, INC.
---------------------------------------------------------
On June 17, 1996, a demand for arbitration was filed with the American Arbitration Association in Phoenix, Arizona relating to an agreement dated May 27, 1994. The nature of the dispute: 1) Failure of Worldwide Associates, Inc. to make payment for product delivered as per Article 5.03 of the agreement in the amount of $1,050 and 2) Failure of consideration to support the Agreement. The claim or relief being sought: 1) Award of damages on invoice stated above plus costs and attorney's fees, and 2) Declaration that the agreement was void at its inception for failure of consideration or, in the alternative, that the agreement is terminated because of Worldwide breach.

NOTE L--WITHDRAWAL OF DIRECTORS
-------------------------------
Effective June 24, 1996, two individuals have resigned as Directors of Septima Enterprises, Inc.

NOTE M--SUBSEQUENT EVENTS
-------------------------
The Company received a deposit of $125,000 in September 1996 for a customer order that will total $250,000.

Septima Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 1996


NOTE N--CORRECTION OF ERROR
---------------------------
Subsequent to the issuance of the auditors' report for the year ended May 31, 1996, dated July 22, 1996, it was determined that write-offs of related party accounts payable in the amount of $172,008 should have been treated as contributions of capital instead of an income item. The financial statements for the year ended May 31, 1996, were restated to reflect this. Additionally, $21,847 of advertising costs included in prepaid expenses were expensed under general and administrative. Also, $81,558 of costs previously classified as research and development were reclassified as general and administrative.

As a result of the above corrections, the financial statements for the month ended June 30, 1996 have been restated as necessary.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 19, 1997              SEPTIMA ENTERPRISES, INC.



                                 /s/ R. Edwin Morgan
                                 -----------------------------
                                 R. Edwin Morgan
                                 President, Chief Executive Officer and
                                 Principal Financial Officer