Form 10KSB40
period 1997-06-30
SEPTIMA ENTERPRISES INC
filed 1997-09-26
CIK 842013

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________

                      Commission File Number: 33-25126-D

                           SEPTIMA ENTERPRISES, INC.
              --------------------------------------------------
                (Name of small business issuer in its charter)

          Colorado                                       85-0368333
----------------------------------          ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

             600 Sandtree Drive, Suite 212, Lake Park, Florida 33403
             -------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (561) 624-7299
                                 --------------
               Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended June 30, 1997, were $474,723.

         As of August 29, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the average bid and asked price of such stock as of such date was $2,959,671.

         As of August 29, 1997, there were 8,635,629 shares of Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format:  Yes       No  X
                                                             ---      ---

                                TABLE OF CONTENTS
                                     PART I

                                                                            Page Number
                                                                            -----------
Item 1.      Description of Business...........................................   4
Item 2.      Description of Property...........................................   9
Item 3.      Legal Proceedings.................................................   9
Item 4.      Submission of Matters to a Vote of Security Holders...............   9

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder
             Matters...........................................................   10
Item 6.      Management's Discussion and Analysis or Plan of Operation..          11
Item 7.      Financial Statements..............................................   15
Item 8.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...............................   15

                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange
             Act...............................................................   16
Item 10.     Executive Compensation............................................   18
Item 11.     Securities Ownership of Certain Beneficial Owners and
             Management........................................................   21
Item 12.     Certain Relationships and Related Transactions....................   23
Item 13.     Exhibits, List and Reports on Form 8-K............................   25

Signatures.....................................................................   27
Financial Statements...........................................................   F1 - F21

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          Presently, the Company is a manufacturer and marketer of a unique new patented high-power capacitor that dramatically increases the performance of spark initiated internal combustion engines. The current primary market for this pulsed power technology product is the global automotive market, although the product also can be used in yachts, motorcycles and all other combustion engines.

          Septima Enterprises, Inc. (the "Company" or "Septima") was incorporated under the laws of the State of Colorado on September 12, 1988. The Company was formed for the purpose of creating a corporate vehicle to locate and acquire by merger, acquisition or otherwise, an interest or interests in private business entities seeking a relationship with a public company. The Company became operational during the second quarter ended December 31, 1996, and began making sales on October 16, 1996.

          In 1995, Septima was a company whose only assets were laboratory equipment and licenses. During 1995, Spark Management Corporation ("Spark"), a Pennsylvania corporation, negotiated control of Septima. Under the leadership of Spark, Septima has been brought current on all legal and financial requirements. In addition, problems involving base material and manufacturing process problems surrounding the product were solved with the assistance of Amoco Polymers, Inc. and Sandia National Laboratories.

          The Company began marketing its product, Direct Hits/TM/, in 1996, and on August 23, 1996, a Manufacturing and Distribution Agreement for the territory of Mexico was signed with Klaire International, Ltd., an international company with operations in the United States and Mexico. Klaire, through their Mexican affiliate, Urvana International, tested the product in August 1996 at Consa Ford in Mexico City, where the emission test results were immediate and conclusive.

          On February 10, 1997, a Manufacturing and Distribution Agreement for the territory of China, Taiwan, Macao and Hong Kong was signed with S. W. R. Industries, Ltd., an international company established in manufacturing and distributing automotive products in these markets.

          On June 11, 1997, the Moviemiento Ecologista Mexicano, A. C. (MEM) held a press conference to announce its endorsement of the Direct Hits/TM/, which is known as "Avispon" in Mexico. In extensive testing by MEM at the Institute of Ecology, and for six months on vehicles operated by MEM, Avispon caused significantly reduced emissions and fuel consumption.

          On September 4, 1996, the Company entered into an exclusive Manufacturing Agreement with Carrera Corporation ("Carrera"), Latrobe, Pennsylvania, to manufacture the Direct Hits/TM/. Under the terms of the Agreement, Carrera is designated as the exclusive producer for the Company's entire requirements for products produced in the United States for an initial term of four years. Carrera currently has five plants in the United States and Europe and is a "preferred supplier" to General Motors.

Products and Services

          The product, Direct Hits/TM/, is a bipolar, coaxial, high-voltage capacitor derived from electromagnetic and pulsed power technology. By design, the capacitor is efficient over a large range of frequencies and temperatures and is matched to the ignition energy resident in the ignition systems of spark ignited internal combustion engines. The dielectric material used in the manufacture of the current products was developed with the assistance of Amoco Performance Polymers over a period of 36 months beginning with the first injection trials in August 1992 and concluding with the first high volume production in September 1995. Amoco currently supplies the material to the Company and has a non-disclosure agreement with Septima regarding the material. During the 36-month development program, manufacturing process technology was also developed to enable the manufacture of a voltage hardened capacitor. This process technology is subject to a non-disclosure agreement with Carrera Corporation, the exclusive manufacturer of the products for Septima.

          The Direct Hits/TM/ attaches to and surrounds the standard non-resistor spark plug. A 40,000 volt ignition pulse from the coil arrives at the Direct Hits/TM/ and non-resistor spark plug gap at the same time. In order to make a spark, the electrons of the ignition pulse must jump the spark gap and flow to ground. To do that, the electrons must first overcome the resistance of the spark gap. As the resistance of the spark plug gap is infinite, the coil must build up enough electrical pressure at the gap to overcome the resistance. Once enough pressure is achieved, ionization of the gap occurs providing a bridge between the electrodes of the spark plug for the electrons to flow across.

          During the pressure buildup period, called "rise time", the electrons in the pulse collect in the Direct Hits/TM/. Spark gap ionization triggers the Direct Hits/TM/ to discharge the stored electrons across the spark plug gap in 5 billionths of a second creating a "hard discharge" spark.

          The hard discharge of electrons stored in the Direct Hits/TM/ produces a very high-pressure energy-density spark at the gap which results in a plasma ball of electrons completely encasing the spark gap. This ball has significantly more area of influence than the normal spark channel which is a simple tube between the electrodes of the spark plug. The hard discharge spark contains 10,000 times more peak current than a normal spark and ignites more fuel particles during the 5 nanoseconds discharge which creates a larger flame kernel in the cylinder. This raises energy transfer efficiency of the ignition system from less than 1% to over 50%.

          The current product line includes two different models. The Model S-100 is intended for the automotive market, while the S-80 is marketed to the recreation vehicle markets such as motorcycles, marine outboards, and jet skis.

          There are a number of automotive aftermarket products claiming to improve the operation of the ignition system and thereby improve the performance of the automobile. While all of these products are ignition and spark related, only Septima has a patented technology that improves the electrodynamics of the spark. The difference that separates Direct Hits/TM/ from the competition is the product's distinct ability to substantially increase the peak power and performance of the spark.

Intellectual Property

          On September 26, 1995, the Company entered into an Agreement for Assignment of Technology and Patents with Hensley Plasma Plug Partnership (HP3), a Colorado general partnership. While the agreement was dated September 26, 1995, the Company regards the effective date as January 18, 1996, the day monies were received by the partnership as settlement of the mediation which took place in November 1995. The Company could not proceed with any business utilizing the technology or patents until the partnership agreed to the disposition of the patents. These patents and technology all related to Hard Discharge Ignition ("HDI"), the technology on which Direct Hits/TM/ is based. The technology was first developed by members of the Hensley family who were awarded several patents, both foreign and domestic, for portions of the technology, all of which are now assigned to and owned by Septima, along with the global marketing and manufacturing rights. The patents now owned by the Company include six United States patents, seven international patents and two international patent applications for the HDI pulsed power technology. These patents cover the base technology, application of the technology, and devices or products to apply the technology. The Company will file new patent applications in those countries where it does not have patent protection and has plans to enter that market with a local company desirous of distributing the Company's products there.

          During the fiscal year from July 1, 1996, through June 30, 1997, the Company incurred expenses of $37,962 to keep the patents and patent filings current.

          The competitive position of the Company will be based on technology protected by the Company's patents. The patent coverage is divided into three main categories: technology, devices, and manufacturing methods.

          The Company entered into a Master Licensing Agreement dated September 10, 1996, with Spark Management Corporation ("Spark") which culminated an understanding between the parties reached in September 1995. The Company acquired developments, information, proprietary rights and trade secrets collectively referred to as Ignition Systems and Processes. The agreement will terminate ten years following the last expired patent acquired by Spark. Also, this agreement is subject to termination or cancellation by both parties based upon various circumstances explained in the agreement. In consideration of the Agreement, Spark received 450,000 shares of common stock. The Company will pay Spark $1 for each Direct Hits/TM/ product sold up to 1,000,000 units; $.50 for each Direct Hits/TM/ product on the next million aggregate units sold, and $.25 for each Direct Hits/TM/ product sold thereafter.

          The Company regards its patents, trademarks, trade secrets, licenses and similar intellectual property as critical to its success and attempts to protect such property with registered patents, restrictions on disclosure and other actions to forestall infringement. There can be no assurance that third parties will not infringe or misappropriate the Company's patents or similar proprietary rights. The cost of enforcement by the Company of its patents, if required, could be significant regardless of the outcome of the enforcement proceedings. Further, while the Company's patents and licenses protect the general design of the Company's products, there is no assurance that the patents and licenses are broad enough to prevent competitors from introducing similar devices or that such patents, if challenged, will be upheld by courts.

Research and Development

          During the fiscal year from July 1, 1996, through June 30, 1997, the Company spent $0 on research and development of HDI technology and $39,615 on the acquisition and protection of trademarks and patent rights to the HDI technology. During the fiscal year June 1, 1995, to May 31, 1996, and the one month period from June 1, 1996, through June 30, 1996, the Company spent $0 on research and development of HDI and $80,589 on the acquisition and protection of trademarks and patent rights to the HDI technology.

Sales and Marketing

          In the United States, Direct Hits/TM/ will be marketed through numerous channels of distribution; however, the primary channel for the product will be aftermarket retail distribution based on this channel's delivery of the "do-it-yourself" (DIY) customer base who will be most likely to try the product. The concept of the product and its advertising message will be delivered in regional editions of national auto enthusiast magazines, Hot Rod, Car Craft, and National Dragster, beginning with their September issues and running through their December issues.

          The Company's marketing strategy for the United States is a combination "pull" approach for the automotive customer and a "push" approach for other markets. The "pull" marketing strategy is a multi medial approach utilizing radio, television, and magazine advertising to cause the customer to buy. The product will be sold through retail automotive stores and service shops. The "push" strategy to the performance market, owners of stationary engines and agricultural vehicles, and original equipment manufacturers will be done through a combination of Septima market managers and a nationwide network of independent sales representative companies.

          International sales will be accomplished as relationships are developed with business entities within those countries. Septima does not plan to sell its products directly outside the United States.

          The method used to estimate sales of Direct Hits/TM/ in the first two years of its introduction in the United States is first to estimate penetration of retail automotive outlets, primarily chain stores, and factor this penetration by estimated turnover, awareness achieved, and change in these variables over time. The approach to deriving sales projections for distributors and installers is to estimate the dynamics of the marketing process -- attitude, awareness and usage measures. This is a causal relationship forecasting method, which is harder to derive without using historical or parallel data. In the case of Direct Hits/TM/, the product is not only a new concept, but it is a dramatic change in improving engine performance. The method used in estimating sales of the "Avispon"/Direct Hits/TM/ in the country of Mexico is to examine the points of sale, estimate the effectiveness of the outlet to push the product, and combine the impact of advertising.

          The sales projections for China, Hong Kong, Taiwan and Macao are based on the current distribution network and penetration of Septima's distributor in these countries, S. W. R. Industries, Ltd. There are approximately 10 million automobiles and light duty commercial vehicles in these countries as well as over 50 million motorcycles and scooters. The target penetration planned for these markets is 5% of the automobiles and motorcycles by the end of 1999.

          The Company is not aware of any governmental regulation of or approval required for the manufacture or sale of Direct Hits/TM/ products nor does the Company anticipate that compliance with federal, state or local environmental laws will significantly add to the cost of manufacturing Direct Hits/TM/ products.

Competition

          The Company's principal competition in the primary market and aftermarket for HDI based products will be those products related to the ignition system for gasoline combustion engines. These products include high performance spark plugs, ignition coils, and high voltage cables. The Company believes the Direct Hits/TM/ products will create an additional aftermarket category as the Direct Hits/TM/ products being developed by the Company do not fall within the description of the competitive products currently on the market. The Direct Hits/TM/ products attach to the conventional spark plugs and add a pulse-power derived electrical device to the ignition circuit, as such, the Company believes that there are currently no direct competitors for the Company's products.

Employees

          All employees working for Septima are paid through Septima. During the fiscal year from July 1, 1996, through June 30, 1997, the Company had three compensated, full-time employees.

Forward-Looking Statements

          The Company has incurred recurring losses and has experienced cash flow problems. These factors raise substantial doubt about the Company's ability to continue as a going concern without new capital investment to complete the development, manufacture and marketing of its products.

          In order to secure additional working capital, on April 14, 1995, the Company entered into a financing agreement (the "Financing Agreement") with Spark Management Corporation ("Spark"), a corporation organized under the laws of the State of Pennsylvania, which, among other things, provided that Spark would loan the Company up to $1,300,000 for research, development and production of HDI products and for general operating purposes. The Financing Agreement expired by its own terms in July 1995. On September 9, 1996, the Company entered into a new loan arrangement with Spark, pursuant to which Spark would loan Septima up to $500,000 for research, development and production of HDI products and general operating purposes. Spark has loaned $337,209 to Septima under this agreement as of June 30, 1997. The majority of the $337,209 loaned was to implement the manufacturing process and none of the funds loaned were expended for research and development. There can be no assurances that the Company will be able to raise sufficient capital should Spark cease loaning funds to the Company. A failure by the Company to secure additional capital for operations and other purposes would have a material adverse effect on the Company and its operations.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company is headquartered in Lake Park, Florida. As of June 30, 1997, the Company leased approximately 2,250 square feet of office space in Lake Park, Florida. The current lease will expire September 30, 1997, and the Company has renewed the lease for a one-year term.

          The Company believes that its facilities are adequate to meet the Company's current business requirements and that suitable additional space will be available as needed to accommodate further physical expansion of its operations and for additional sales and support offices in the U. S.

ITEM 3.   LEGAL PROCEEDINGS

          As of June 30, 1997, there were no pending or threatened legal proceedings against the Company.

          On June 17, 1996, the Company filed a demand for arbitration with the American Arbitration Association in Phoenix, Arizona, relating to an Agreement dated May 27, 1994, with Worldwide Associates, Inc., a New Jersey corporation ("Worldwide"). A Settlement Agreement was reached on December 2, 1996, whereby Septima paid Worldwide the sum of $15,000, and Septima and Worldwide declared the Distributor Agreement appointing Worldwide as the exclusive worldwide distributor for Septima products null, void and of no effect since its inception.

          On September 11, 1996, a Complaint for Declaratory Judgment was filed by the Company in Second Judicial District Court, County of Bernalillo, State of New Mexico, relating to disputed consulting fees from Construction Analysis & Management, Inc. ("CAMI"). A court appointed arbitrator found in favor of the Company and against CAMI, the defendant, finding that no consulting fees were payable by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There was no shareholder meeting and no matters were submitted to the security holders for a vote during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

Description of Market for Securities

          As of August 29, 1997, there were 8,635,629 shares of no par value common stock ( the "Common Stock") of the Company outstanding owned of record by 187 shareholders. Since May 1995, the Company's Common Stock has been publicly traded on the National Association of Securities Dealers electronic bulletin board system (the "NASD-EBB") under the symbol "SEPP." An average of 24,408 shares per month of the Company's stock was traded on the NASD-EBB during FY 1996-1997 at a low of $.125 per share and a high price of $3.00 per share.

          The following table sets forth the range of high and low prices per share of Common Stock for each of the periods indicated, as reported by the NASD-EBB.

                                                        High   Low
                                                        ----   ---

FY 1995-1996 by quarter:
          Quarter Ended September 30, 1995              .5625  .125
          Quarter Ended December 31, 1995                .625   .25
          Quarter Ended March 31, 1996                  2.125  .625
          Quarter Ended June 30, 1996                    3.00  1.25

FY 1996-1997 by quarter:
          Quarter Ended September 30, 1996               1.75   .75
          Quarter Ended December 31, 1996                1.50   .75
          Quarter Ended March 31, 1997                   1.50  .625
          Quarter Ended June 30, 1997                    1.50   .75

          These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

          In a written action in lieu of a special meeting, the Board of Directors on September 9, 1996, granted a former Board member an option to purchase 200,000 shares of the Company's stock at an exercise price of $1.00 per share exercisable any time prior to October 1, 2001.

          The 312,500 stock options issued to R. Edwin Morgan and Louis S. Camilli on September 9, 1996, for $.20 per share were issued based upon a previous understanding reached in FY 1995-1996 when the stock price was approximately $.20 per share. The shares are exercisable at any time prior to September 9, 2006.

          Additionally, on September 9, 1996, and December 13, 1996, the Board granted to each of the independent members of the Company's Board of Directors options to purchase 20,000 shares of common stock at the exercise price of $1.00 per share. These options vest one year after the date of grant.

Dividends

          Holders of the Company's Common Stock are entitled to share equally in dividends when, as and if declared by the Board of Directors of the Company, out of funds legally available therefor. The Company has not paid dividends in the past, and it is unlikely that any such dividends will be declared in the foreseeable future.

Private Placement

          On December 5, 1996, the Company completed and issued a Private Placement Memorandum pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), in which it offered to accredited investors 1,100,000 shares at a price of $2.00 per share. Under the Private Placement Memorandum, the Company offered to sell a minimum of 400,000 and a maximum of 1,100,000 newly issued shares at a price of $2.00 per share. The minimum investment per investor for the Offering was 10,000 shares for an aggregate minimum purchase price of $20,000. On November 27, 1996, the Company executed an Underwriting Agreement with Harrison Douglas, Inc. ("Harrison Douglas") of Denver, Colorado, whereby Harrison Douglas would serve as underwriter for the Private Placement offering. The shares available under the Private Placement Memorandum were offered and sold directly by Harrison Douglas, officers and directors of the Company and selected brokers or dealers.

          Before any shares were sold, management revised the offering on April 1, 1997, to 2,200,000 shares at a price of $1.00 per share. The Company broke escrow on May 30, 1997, and issued a total of 400,000 additional shares of common stock at a price of $1.00 per share as of June 30, 1997. Costs associated with this private offering amount to $53,164 at June 30, 1997, and have been recorded as a charge to Common Stockholders' Equity.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          Except for the historical information contained herein, the matters discussed in the Form 10-KSB include forward-looking statements that involve risks and uncertainties, including, but not limited to, the ability to raise sufficient capital to continue the Company's operations and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations.

Plan of Operation

          The Company has embarked on an ambitious growth plan using the proceeds from the Private Placement offering. Using these proceeds, the Company intends to pursue the following media objectives: (1) in the initial targeted markets, generate brand and advertising awareness in the first 12 months, (2) maintain 50% reach of the target and 3X frequency (messages delivered) per quarter, (3) support retail outlets where possible, (4) deliver alternative response devices, like 800 or 888 numbers, to the consumer and the customers,
(5) seek out media opportunities and events which offer "free" media coverage, and (6) identify and build sales goals around media boundaries as the Company's management structure for sales development takes shape; and (7) maintain the knowledge base of brand sales on a by-market basis as the Company launches the product locally and regionally through market expansion.

          There can be no assurance that any delay or modification of the Company's plan would not adversely affect the Company's development. If the Company requires additional funds to produce and market its products, such funds may not be available on terms acceptable to the Company, or at all.

          In addition to the proceeds from the Private Placement offering, the Company, during fiscal year 1996-97, has obtained working capital through loans from Spark Management Corporation and from a line of credit with 1/st/ United Bank. Should loans not be available to the Company in the future, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company.

          Ongoing tests include the Company's monitored test fleet which currently totals over fifty vehicles, one to seventeen years old. The test fleet is used to monitor fuel economy enhancement, general driveability, performance change and durability. The information received from the vehicle owners as a result of installing the capacitors on their vehicles is being monitored and assembled for detailed analysis of long-term effects.

          The Company does not foresee any expected purchase or sale of plant and significant equipment during the fiscal year 1997-98.

          The Company's success depends to a significant extent upon the continued services of R. Edwin Morgan, President and Chairman of the Board, and Louis S. Camilli, Science and Technology Advisor, and the loss of either could have a material adverse effect on the Company's business or results of operations. The Company has an employment contract with Mr. Morgan and a consulting agreement with Spark Management Corporation, of which Mr. Camilli is President. The employment agreement with Mr. Morgan is for a 12-month period and renewable on an annual basis. Further, the success and growth of the Company depends on its ability to identify, recruit and retain key management personnel. For the fiscal year 1997-98, the Company will add employees as needed to support the planned sales growth. Since June 30, 1997, two employees have been added for customer support.

Results of Operations

          Sales for the fiscal year ended June 30, 1997, were $474,723. The sales occurred in the second, third and fourth quarters of the fiscal year ended June 30, 1997, and were to customers for resale of the Company's primary product in the United States, Mexico, Asia and Australia. The majority of the Company's sales for the fiscal year were in Mexico. There were no sales in the month of June 1996 or in the fiscal year ended May 31, 1996.

          Sales for FY 1996-1997 were below management's expectations due to a change in the manufacturing process resulting in premature electrical failure of the product. The processing problem did not affect the Company's inventory, and the manufacturer replaced the product at no cost to the Company. The original process was restored, more rigorous specifications and testing procedures were implemented and reliable production results were achieved during the quarter ended June 30, 1997. Management of the Company does not anticipate having additional manufacturing problems with the product in the future.

          The Company's gross profit in FY 1996-1997 was $149,137 or 31.4% of sales. There was no gross profit in the month of June 1996 or in the fiscal year ended May 31, 1996.

          The Company experienced total expenses of $596,786 for the twelve months ended June 30, 1997. Included in these expenses are nonrecurring costs of legal fees and settlement of the Worldwide Associates, Inc. dispute, legal fees and costs to win a declaratory judgement in a disputed payables matter, and relocation of the corporate headquarters to Lake Park, Florida. Total expenses for the month of June 1996 and for the fiscal year ended May 31, 1996, were $27,389 and $192,786, respectively. The Company reported other income of $134 in the month of June 1996 and $20,482 in the fiscal year ended May 31, 1996.

          The Company experienced a net loss of $447,649 for the twelve months ended June 30, 1997, as a result of certain nonrecurring expenses and below forecast sales during the fiscal year ended June 30, 1997. There were no sales during the first four months of FY 1996-1997. The Company reported a net loss of $27,255 for the month of June 1996 and a net loss of $172,304 for the fiscal year ended May 31, 1996.

Manufacturing

          The Company entered into a Manufacturing Agreement with Carrera Corporation dated September 4, 1996. The Company engaged the manufacturer as its exclusive producer for the entire requirements for the product produced in the United States. The initial term is for four (4) years automatically renewable for one (1) year periods.

Marketing and Distribution

          On August 23, 1996, a Manufacturing and Distribution Agreement for the territory of Mexico was signed with Klaire International, Ltd., an international company with operations in the United States and Mexico. The company is required to order a minimum number of Products/Inserts per year from Septima. Sales through June 30, 1997, pursuant to this Manufacturing and Distribution Agreement, are just over $439,000.

          On February 10, 1997, a Manufacturing and Distribution Agreement for the territory of China, Taiwan, Macao and Hong Kong was signed with S.W.R. Industries, Ltd., an international company established in manufacturing and distributing automotive products in these markets. The company is required to order a minimum number of products per year from Septima in the second year and beyond. Sales through June 30, 1997, pursuant to this Manufacturing and Distribution Agreement are just over $32,000.

Liquidity and Capital Resources

          The Company's operations for the fiscal year ended June 30, 1997, were financed by revenues from sales, a $100,000 line of credit from 1/st/ United Bank, Lake Park, Florida, and loans from Spark Management to the Company.
Should loans not be available to the Company in the future, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company.

          As of June 30, 1997, current liabilities exclusive of short term
borrowing and accrued interest totaled $462,474.   Included in this amount is
$100,000 in accrued salary for the President and Chief Executive Officer.

          As of June 30, 1997, the balance due to Spark was $337,209 in principal and $48,948 in accrued interest, and Septima had drawn $80,383 of the $100,000 line of credit with 1/st/ United Bank.

          On December 5, 1996, the Board of Directors authorized a private placement of 1,100,000 shares of Septima common stock at a price of $2.00 per share, the proceeds of which are to be used for product manufacture, advertising and marketing in the United States. The private placement was revised on April 1, 1997, to sell 2,200,000 shares of Septima common stock at a price of $1.00 per share to reflect current market value and is being made by the Company in reliance upon Rule 506 of Regulation D promulgated under the Securities Act. The Company broke escrow on May 30, 1997, and issued to purchasers 400,000 shares of common stock at a price of $1.00 per share on June 30, 1997.

Forward-Looking Statements

          The foregoing Description of Business and Management's Discussion and Analysis or Plan of Operation contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: methods of and plans for conducting future operations; changes in the Company's sales, costs, expenses and other financial information; changes or adjustments in the Company's marketing and business strategies; the Company's ability to raise additional capital or secure additional credit facilities or other future sources of financing, if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

          The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the following: general economic conditions; specific economic conditions relating to the production of automotive parts that implement HDI technology; the demand for the Company's products; the size and timing of future orders and new contracts; effects of fluctuations in the value of foreign currencies in relation to the U. S. dollar; production delays or manufacturing inefficiencies; management decisions to commence or discontinue product lines; the Company's ability to design and introduce new products or product enhancements on a cost-effective and timely basis; the amount and timing of research and development expenditures; the maintenance of present and the availability of future strategic alliances and joint marketing or servicing agreements; the introduction of new products and product enhancements by competitors; the budgeting cycle of customers; changes in the level of operating expenses; and the present and future level of competition in the industry. As a result of these and other important factors, the results actually achieved may differ materially from expected results included in these statements.

ITEM 7.  FINANCIAL STATEMENTS

          The Company's balance sheets as of June 30, 1997, June 30, 1996 and May 31, 1996, and the Company's Statements of Operations, Stockholders' Deficit and Cash Flows for the years ended June 30, 1997, and May 31, 1996, and for the one month ended June 30, 1996, are included herein beginning on page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

          By letter dated January 7, 1997, the Company notified the accounting firm of Delisi, Henninger and Associates that the Company would no longer be retaining such accounting firm as the Company's principal independent accountant. On January 8, 1997, the Company retained the accounting firm of McGladrey & Pullen, LLP as its principal independent accountant.

          For a complete response to this Item 8, see Item 4 of the Company's Current Report on Form 8-K dated January 7, 1997, as filed with the Securities and Exchange Commission (the "Commission") on January 17, 1997 (File No. 33-25126-D). Item 4 of such Form 8-K is hereby incorporated by reference in this Annual Report.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

                    The following table sets forth information with respect to the executive officers and directors of the Company:


Name                          Age    Positions
----                          ---    ---------

R. Edwin Morgan               60     Director, Chairman of the Board, President,
                                     Chief Executive Officer, and Treasurer

Louis S. Camilli              50     Director

Darryl J. Dillenback          50     Director

Ronald J. Costello            55     Director

Roy H. Davidson               46     Director

Charlotte Darling             54     Secretary

          R. Edwin Morgan was appointed as a  Director of the Company on
          ---------------
September 26, 1995. On January 18, 1996, Mr. Morgan was formally elected as a member of the Company's Board of Directors at a Special Meeting of Shareholders. Following the election, Mr. Morgan was appointed Chairman of the Board of Directors and elected President and Chief Executive Officer of the Company. He was elected Treasurer of the Company on February 5, 1997. From 1967 until August of 1992, Mr. Morgan was an employee of Kennametal, Inc., a Fortune 500 company and a global leader in industrial tools and supplies. His experience path was Manufacturing Engineer, Sales Representative, Sales Management, Vice President Marketing, Vice President and Division General Manager, Director of Operations with global responsibility for three business groups consisting of 13 divisions, and Subsidiary President. Mr. Morgan was retired until he became associated with Septima in 1995. Mr. Morgan was awarded a B.A. degree in Business from St. Louis University.

          Louis S. Camilli was elected to the Company's Board of Directors at a
          ----------------
Special Meeting of Shareholders held on January 18, 1996. Since April 1995, Mr. Camilli has been an Advisor of Science and Technology for the Company and for Spark Management Corporation. From May 1991 to April 1995, Mr. Camilli was the owner and principal officer of HDI Systems, the company that developed and engineered the design and manufacturing processes for the current Septima products. He is a former investment advisor and Series 7 stockbroker. Prior to May 1991, Mr. Camilli served as a product manager for Summa Medical Corporation, a high-tech medical company. Mr. Camilli holds a B. A. degree in mathematics from Texas A&M University.

          Darryl J. Dillenback was appointed to the Company's Board of Directors
          --------------------
at a Special Meeting of the Board of Directors held on September 9, 1996. In March 1997, Mr. Dillenback became President and General Manager, Construction & Mining Group Sales, The Americas, for Ingersoll-Rand Company in Bethlehem, Pennsylvania, a $7 billion company that manufactures industrial equipment and components in over 100 locations around the world. From 1991 to March 1997, Mr. Dillenback was with Explosives Technologies International Inc. where he served as President and Chief Executive Officer. Explosives Technologies is a $150 million privately owned commercial explosives manufacturer and distributor serving the mining, aggregate, construction and seismic industries. Mr. Dillenback received a B. S. degree in Industrial Distribution from Clarkson University.

          Ronald J. Costello was appointed to the Company's Board of Directors
          ------------------
at a Special Meeting of the Board of Directors held on December 13, 1996. Mr. Costello was President of Versachem Corporation, which, prior to its merger with Illinois Tool Works Inc., was one of the leading companies in supplying sealants and adhesives to the automotive aftermarket worldwide. Prior to starting Versachem twenty years ago, Mr. Costello was Vice President International for Loctite Corporation. Mr. Costello studied Chemistry at St. John's University in New York.

          Roy H. Davidson was appointed to the Company's Board of Directors at
          ---------------
a Special Meeting of the Board of Directors held on December 13, 1996. Mr. Davidson was appointed President of BallenIsles Development Company in June 1993. BallenIsles's operations include real estate development, country club facilities, real estate sales and other development interests in northern Palm Beach County. From September 1992 to June 1993, Mr. Davidson was Executive Vice President of John C. Bills Enterprises, a real estate development, commercial brokerage and property management company. Mr. Davidson was elected Chairman of Septima's Audit Committee on December 13, 1996. He received a BSBA in Accounting from The University of Central Florida.

          Charlotte Darling has been with the Company since October 1996 and was
          -----------------
appointed Secretary of the Company on February 5, 1997. Mrs. Darling is a graduate of the University of Memphis with a BBA degree in Business Administration. From January 1973 to October 1996, Mrs. Darling was employed by Cook International, Inc., a diversified financial services company, where she was corporate secretary, director of cash management, and assistant to the chairman of the corporation.

          All directors of the Company hold office for a term of one year and until their successors are elected and qualified.

          There are no familial relationships between any of the Company's executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

          Because the Company does not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's executive officers, directors, and 10% or greater shareholders are not subject to the beneficial ownership reporting requirements under Section 16 of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

          The following table sets forth as of June 30, 1997, all compensation paid during the Company's last three fiscal years to the Company's Chief Executive Officer. No other executive officers received total annual compensation in excess of $100,000 during the last fiscal year.

                           Summary Compensation Table

                                                                      Long-Term
                                                                     Compensation
                                             Annual Compensation(1)     Awards
                                             ----------------------   ----------
                                                                       Number of
                                                                      Securities
                                                                      Underlying
Position                                        Year     Salary(2)    Options(3)
--------------------------                      ----     --------     ----------
R. Edwin Morgan,                                1997     $100,000     250,000
   President, Chief Executive                   1996(4)  $    -0-         -0-
   Officer, and Treasurer of                    1995     $    -0-         -0-
   the Company

(1) In accordance with the rules of the Commission, the compensation described in this table does not include medical group life insurance or other benefits received by the named executive officer which are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits, securities or property received by the executive which do not exceed the lesser of $50,000 or 10% of any such named executive officer's salary and bonus disclosed in this table.

(2) Under Mr. Morgan's employment agreement dated September 1, 1996, his annual salary is $120,000. For the fiscal year ending June 30, 1997, Mr. Morgan had earned $100,000 which has been accrued by the Company but not yet paid to Mr. Morgan.
(3) The value of these options are detailed in the "Option Grants in Last Fiscal Year" table below.
(4) For the 1996 fiscal year, the Company changed its fiscal year end from May 31 to June 30. For purposes of this table, these amounts reflect Mr. Morgan's compensation for both the 1996 fiscal year ended June 30 (as changed) and the 1996 fiscal year ended May 31 (as if no change had taken place).

     The following table sets forth information regarding options to purchase the Company's Common Stock granted by the Company during the last fiscal year to the executives named in the Summary Compensation Table.

                       Option Grants in Last Fiscal Year

                    Number of
                    Securities        % of Total
                    Underlying      Options Granted    Per Share
                     Options        to Employees in    Exercise    Expiration
Name                 Granted        Fiscal Year(1)      Price         Date
--------------     -----------     -----------------  ----------- ------------

R. Edwin Morgan    250,000              98.23%          $0.20   September 2006

(1) Options to purchase a total of 254,500 shares were granted to employees of the Company in fiscal year 1997. This number does not include options to purchase a total of 360,000 shares which were granted to current and former non-employee directors and consultants in fiscal year 1997.

     During 1997, no options were exercised by the named executive officer. The following table sets forth information with respect to such executive officer concerning unexercised options held as of June 30, 1997.

     Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                              Number of Securities
                             Underlying Unexercised        Value of Unexercised In-the-
                                Options at FY-End            Money Options at FY-End
                           -------------------------    --------------------------------
                                              Not                                Not
Name                        Exercisable  Exercisable    Exercisable         Exercisable
---------------------      ------------  -----------    ------------        ------------
R. Edwin Morgan             250,000(1)        -0-       $200,000.00(2)      $    -0-

(1) These options have an exercise price of $0.20 per share and are exercisable during the period from 1997 to 2006.
(2) These values represent potential gains on exercisable options based on the closing price of the underlying Common Stock as of June 30, 1997 ($1.00), less the exercise price of the options ($0.20).

Compensation of Directors

     Darryl J. Dillenback, Ronald J. Costello and Roy H. Davidson were appointed to the Board of Directors during FY 1996-1997. In fiscal 1997, the Company did not pay a director's fee; however, Messrs. Dillenback, Costello and Davidson each received an option to purchase 20,000 shares of Septima common stock at an option price of $1.00 per share that vest in full upon completion of one year of service. Non-employee directors were reimbursed for their reasonable expenses incurred in connection with such service.

Employment Agreement

     The Company is a party to an Employment Agreement with R. Edwin Morgan, pursuant to which Mr. Morgan serves as President and Chief Executive Officer of the Company. The initial term of the agreement is for one year, commencing on September 1, 1996, and the agreement will automatically renew for successive one year periods unless either party gives the other party written notice of termination at least sixty (60) days prior to the end of each calendar year.

     Pursuant to the Employment Agreement, Mr. Morgan will receive an annual base salary in an amount no less than $120,000. The salary provided for under the agreement shall be in addition to any profit sharing, pension or retirement benefits, stock options, life insurance, hospital and medical, disability, bonuses, incentive payments, vacation, and other benefits made generally available by the Company to its executive officers. Also under the agreement, the Company will provide to Mr. Morgan an automobile for his use in connection with its business at the Company's sole cost, and the Company will reimburse Mr. Morgan for travel, entertainment and other out-of-pocket expenses and disbursement which may be incurred in furtherance of the Company's business.

      The agreement provides that upon the termination of employment, other than for cause (as defined in the agreement), the Company shall pay to Mr. Morgan all his vested benefits on the date of termination, and the Company shall be obligated to continue to pay to him for the remaining term of the agreement (i) his salary in an annual amount equal to his annual salary during the year in which such termination occurs and (ii) other compensation as designated in the agreement.

ITEM 11.   SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Common Stock

     The following table sets forth information with respect to the shares of Common Stock beneficially owned as of September 15, 1997, by (i) those persons who were beneficial owners of more than 5% of the Company's outstanding shares of Common Stock, (ii) each of the Company's directors and certain of its executive officers, and (iii) all directors and executive officers of the Company as a group.


Name and Address                                     Amount and Nature
of Beneficial Owner(1)                               of Beneficial Owner                Percent of Class
----------------------                               -------------------                ----------------
Louis S. Camilli                                        4,819,770(2)                        55.41%
8280 Bob O'Link
West Palm Beach FL 33412

Ronald J. Costello                                           -0-(3)
14346 Cypress Island Court
Palm Beach Gardens FL 33410

Roy H. Davidson                                              -0-(4)
11990 South Edgewater Drive
Palm Beach Gardens FL 33410

Darryl J. Dillenback                                         50,000(5)                       0.58%
3747 Washington Street
Allentown PA 18104

George Hensley                                             918,688(6)                       10.64%
4520 Montgomery, NE
Albuquerque NM 87109

R. Edwin Morgan                                         4,557,270(7)                        51.29%
105 Emerald Key Lane
Palm Beach Gardens FL 33418

Francisco Urrea, Jr.                                       983,150(8)                       10.76%
901 Rio Grande NW, G-250
Albuquerque NM 87104


All directors and executive officers          5,124,270(9)         57.11%
   As a group (6 persons)

(1) Unless otherwise indicated, the Company believes that all persons named in the table set forth above have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days of September 15, 1997, upon the exercise of options that have already vested or will vest within such 60 day period.
(2) Includes (i) 450,000 shares owned directly, of which Mr. Camilli has sole voting and investment control, (ii) 62,500 shares of Common Stock which may be acquired at any time prior to September 9, 2006, upon the exercise of an option granted by the Company to Mr. Camilli, and (iii) 4,307,270 shares of Common Stock of which Mr. Camilli shares indirect voting control pursuant to a voting trust (the "Voting Trust"), established pursuant to that certain Voting Trust Agreement (the "Voting Trust Agreement"), by and among Cottonbloom, Inc., a New Mexico corporation ("Cottonbloom"), Spark, and David Norvell, as trustee, dated September 26, 1995. Cottonbloom does not exercise any voting or investment control over the shares of Common Stock subject to the Voting Trust. See "Voting Trust Agreement."
(3) On December 13, 1996, the Company granted Mr. Costello an option to purchase 20,000 shares of Common Stock that fully vests on December 13, 1997. No portion of this option shall vest, and Mr. Costello does not have any right to exercise the option while in whole or in part, until such date.
(4) On December 13, 1996, the Company granted Mr. Davidson an option to purchase 20,000 shares of Common Stock that fully vests on December 13, 1997. No portion of this option shall vest, and Mr. Davidson does not have any right to exercise the option in whole or in part, until such date.
(5) Includes (i) 20,000 shares of Common Stock which may be acquired upon the exercise of an option granted by the Company to Mr. Dillenback on September 9, 1996, that vested in full on September 9, 1997, and (ii) 30,000 shares owned directly, of which Mr. Dillenback has sole voting and investment control.
(6) These shares are indirectly owned by Mr. Hensley through Cottonbloom, of which Mr. Hensley is President.
(7) Includes (i) 250,000 shares of Common Stock which may be acquired at any time prior to September 9, 2006, upon the exercise of options granted by the Company to Mr. Morgan, and (ii) 4,307,270 shares of Common Stock of which Mr. Morgan shares indirect voting control under the Voting Trust. See "Voting Trust Agreement."
(8) Includes (i) 500,000 shares of Common Stock which may be acquired at any time prior to May 1, 1999, upon the exercise of an option granted by the Company to Mr. Urrea, and (ii) 483,150 shares of Common Stock owned indirectly through Septima Partnership, of which Mr. Urrea is a partner.
(9) Includes (i) 4,500 shares of Common Stock which may be acquired by an executive officer not named in the table set forth above upon the exercise of an option granted by the Company to such executive officer, and (ii) 4,307,270 shares of Common Stock owned by the Voting Trust over which Messrs. Morgan and Camilli have indirect and shared voting control.

Voting Trust Agreement

     On September 26, 1995, Cottonbloom, Spark and David Norvell, as trustee (the "Trustee"), entered into that certain Voting Trust Agreement pursuant to which 4,307,270 shares of Common Stock formerly owned of record by Cottonbloom are currently deposited in the Voting Trust. The Trustee is located at 901 Rio Grande NW, Suite D-222A, Albuquerque, New Mexico 87104. George Hensley, the President of Cottonbloom, is presently the beneficial owner of 10% or more of the Company's Common Stock. The Voting Trust was established to hold the shares of Common Stock subject to that certain Option Agreement dated September 26, 1995, by and between Cottonbloom and Spark (the "Option Agreement"), pursuant to which Cottonbloom granted Spark an option to purchase such shares at a purchase price of $935,000 to be paid in eight quarterly installments. On or about September 22, 1997, Spark exercised its option to purchase such shares, and the first installment is scheduled to be made on December 26, 1997.

     The Trustee is empowered to distribute to Cottonbloom dividends or distributions, if any, made on the Common Stock while such stock is subject to the Voting Trust. Spark, of which Messrs. Camilli and Morgan each own a 50% voting interest, has the right to vote the shares of Common Stock deposited in the Voting Trust while the Voting Trust Agreement is in effect. The Voting Trust Agreement cannot be terminated by Cottonbloom unless and until (i) the option described above is canceled, or (ii) in the event that such option is exercised, the first to occur of (a) a date two years after the date of exercise of such option, or (b) the date that payment in full for the shares covered by such option is received. Upon exercise of the option, shares shall be released from the Voting Trust in proportion to the amount of payments made by Spark pursuant to the Option Agreement, as such payments are made.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

     On August 23, 1996, the Company entered into a Manufacturing and Distribution Agreement with Klaire International, Ltd., a New Mexico corporation ("Klaire"). Francisco Urrea, Jr., a beneficial owner of greater than 5% of the Company's Common Stock, is the President and the beneficial owner of a majority of the voting stock of Klaire.

     Pursuant to this agreement, the Company appointed Klaire as the Company's exclusive manufacturer and distributor of the Company's S-80 and S-100 product models in Mexico. To prevent termination of the agreement, Klaire is required to order a minimum of 100,000 of the Company's products or sub-assemblies each year. The initial term of this agreement expired on August 31, 1997, and was automatically renewed for an additional one-year term. Subsequent one-year renewals shall occur so long as Klaire continues to meet or exceed its minimum order requirement. The agreement provides for automatic termination if the Company is in default under its Agreement for Assignment of Technology and Patents with Hensley Plasma Plug Partnership, described hereinbelow. The agreement may also be terminated by Klaire upon 90 days prior written notice.

     Spark Management Corporation ("Spark") entered into a Master Licensing Agreement with the Company dated September 10, 1996, which culminated an understanding between the parties reached in September 1995. Spark is owned by two directors of the Company. The Company acquired exclusive developments, information, proprietary rights and trade secrets collectively referred to as Ignition Systems and Processes. The Agreement will terminate ten years following the last expired patent acquired by Spark. Also, the Agreement is subject to termination or cancellation by both parties based upon various circumstances explained in the Agreement. In consideration of the Agreement, Spark has received 450,000 shares of common stock. The Company has recorded the License Agreement as an asset based upon the estimated fair market value of the common stock at the time the understanding was reached. Also, the Company will pay Spark $1.00 for each Product/Insert sold up to 1,000,000 units, $.50 for each Product/Insert on the next million aggregate units sold, and $.25 for each Product/Insert sold thereafter.

     The Company entered into a Consulting Agreement with Spark Management Corporation ("Spark"). Spark will provide services to the Company as a consultant for a five year period commencing September 10, 1996. Spark will be compensated on a cost plus 10 percent basis for the first year. During the final four years, the compensation will be $250,000 annually, paid quarterly.

     On September 9, 1996, Spark Management Corporation ("Spark") entered into a loan agreement with the Company. Spark is owned by R. Edwin Morgan, executive officer and director of the Company, and Louis S. Camilli, a director of the Company. This loan agreement allows for borrowings by the Company up to $500,000. This note bears an interest rate of ten percent and interest only payments are due annually on September 1. Also, principal and interest payments are due quarterly based upon a certain amount per product unit sold. The note payable is in default and, therefore, is due on demand and has been reflected as a current liability at June 30, 1997. All unpaid principal and interest is due September 1, 2000. The note is secured by a security interest in substantially all of the Company's assets. As of June 30, 1997, 1996, and May 31, 1996, the principal balance due to Spark by Septima was $337,209, $227,992, and $217,638, respectively. Also, $48,948, $16,965, and $14, 685 of accrued interest was due.

     Under an Agreement for Assignment of Technology and Patents, entered into September 26, 1995, the Company is to make royalty payments to Hensley Plasma Plug Partnership, a partnership related to Cottonbloom through common ownership, for as long as one or more patents remain in effect according to the schedule set forth in the Agreement. While the agreement was dated September 26, 1995, the Company regards the effective date as January 18, 1996, the day monies were received by the partnership as settlement of the mediation which took place in November 1995. During the first two years of the agreement, there are no minimum royalty payments. The minimum royalty payment for year three is $100,000 and the minimum for years four and beyond is $150,000. The agreement is cancelable if Spark does not execute the option agreement with Cottonbloom. As of the filing date of this Annual Report, Spark has elected to exercise its option with Cottonbloom.


ITEM 13.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibit Index

3.1      Articles of Incorporation of the Company, as amended(1)
3.2      Bylaws of the Company, as amended(1)
4.1      Form of Common Stock Certificate(1)
9.1      Voting Trust Agreement dated September 26, 1995, by and between Cottonbloom, Inc. And Spark(2)
9.2      Irrevocable Proxy dated May 1, 1995(2)
10.1     Management and Operating Agreement dated April 14, 1995, by and among Spark, the Company and
         George Hensley(2)
10.2     Option Agreement dated September 26, 1995, by and among Cottonbloom, Inc. and Spark(2)
10.3     Agreement for Assignment of Technology and Patents dated September 26, 1995, by and among Hensley
         Plasma Plug Partnership and the Company(2)
10.4     Settlement Memorandum dated November 16, 1995, by and among Cottonbloom, Inc., Spark, Hensley
         Plasma Plug Partnership, Pulsed Power Technologies Co., Ltd., Allan J. Hisey, George Hensley,
         James Robert Hensley, Raymond Hensley, Francisco Urrea, Jr., David Norvell, Samuel Francis
         and the Company(2)
10.5     Mutual Release in Full dated December 4, 1995, by and among Cottonbloom, Inc., Spark, Hensley
         Plasma Plug Partnership, Pulsed Power Technologies Co. Ltd., Allan J. Hisey, George Hensley,
         James Robert Hensley, Raymond Hensley, Ronald Hensley, Francisco Urrea, Jr., David Norvell,
         Samuel Francis and the Company(2)
10.6     Manufacturing and Distribution Agreement dated August 23, 1996, by and between the Company and
         Klaire International, Ltd.(3)
10.7     Manufacturing and Distribution Agreement dated September 4, 1996, by and between the Company and Carrera Corporation(4)
10.8     Manufacturing and Distribution Agreement dated February 10, 1997, by and between the Company and S.W.R. Industries, Ltd.(6)
10.9     Consulting Agreement dated September 10, 1996, by and between the Company and Spark(5)
10.10    Promissory Note and Security Agreement dated September 9, 1996, by and between the Company and Spark(1)
10.11    Master Licensing Agreement dated September 10, 1996, by and between the Company and Spark(1)
10.12    Employment Agreement dated September 1, 1996, by and between the Company and R. Edwin Morgan(1)
11.1     Statement Regarding Computation of Per Share Earnings(1)
27.1     Financial Data Schedule for year ended June 30, 1997(1)
27.2     Financial Data Schedule for one month ended June 30, 1996(1)
27.3     Financial Data Schedule for year ended May 31, 1996(1)
------------------------------------

(1)  Filed as an exhibit hereto.

(2) Previously filed as an exhibit to the Company's Annual Report to Shareholders on Form 10-KSB for the year ended May 31, 1996, as filed with the Commission on August 29, 1996 (File No. 33-25126-D).
(3) Previously filed as an exhibit to the Company's Form 8-K, as filed with the commission on September 23, 1996, and as amended by Form 8-K-A, as filed with the commission on September 27, 1996.
(4) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended September 30, 1996, as filed with the Commission on November 14, 1996, as amended by Amendment No. 1 on Form 10-QSB/A, as filed with the Commission on December 3, 1996, and as amended by Amendment No. 2 on Form 10-QSB/A, as filed with the Commission on May 23, 1997 (File No. 33-25126-D).
(5) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended December 31, 1996, as filed with the Commission on February 14, 1997, and as amended by Amendment No. 1 on Form 10-QSB-A, as filed with the Commission on May 22, 1997 (File No. 33-25126-D).
(6) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended March 31, 1997, as filed with the Commission on May 14, 1997 (File No. 33-25126-D).

Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended June 30, 1997.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SEPTIMA ENTERPRISES, INC.
                           -------------------------
                                 (Registrant)


DATE: September 19, 1997                    By: /s/ R. Edwin Morgan
                                               ------------------------------
                                                R. Edwin Morgan
                                                Principal Executive, Financial
                                                and Accounting Officer

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE: September 19, 1997                    By: /s/ R. Edwin Morgan
                                               ------------------------------
                                                R. Edwin Morgan
                                                Director, President and Chief
                                                Executive Officer
                                                (Principal Executive Officer)


DATE: September 19, 1997                    By: /s/ Louis S. Camilli
                                               ------------------------------
                                                Louis S. Camilli
                                                Director


DATE: September 19, 1997                    By: /s/ Ronald J. Costello
                                               ------------------------------
                                                Ronald J. Costello
                                                Director


DATE: September 19, 1997                    By: /s/ Roy H. Davidson
                                               ------------------------------
                                                Roy H. Davidson
                                                Director


DATE: September 19, 1997                    By: /s/ Darryl J. Dillenback
                                               ------------------------------
                                                Darryl J. Dillenback
                                                Director

                            Septima Enterprises, Inc.
                                Financial Report
                                  June 30, 1997
                                    Contents

---------------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORTS                                                            F2-F3

---------------------------------------------------------------------------------------------------

FINANCIAL STATEMENTS

     Balance sheets as of June 30, 1997, 1996 and May 31, 1996                           F4

     Statements of operations for the years ended June 30, 1997 and May 31, 1996,
     and the one month ended June 30, 1996                                               F5

     Statements of stockholders' deficit for the years ended June 30, 1997,
     and May 31, 1996, and the one month ended June 30, 1996                             F6

     Statements of cash flows for the years ended June 30, 1997 and May 31, 1996,
     and the one month ended June 30, 1996                                               F7-F8

     Notes to financial statement                                                        F9-F21

                                       F1

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Septima Enterprises, Inc.
Lake Park, Florida

We have audited the accompanying balance sheet of Septima Enterprises, Inc. as of June 30, 1997 and 1996, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 1997 and the month ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Septima Enterprises, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the year ended June 30, 1997 and the month ended June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP

West Palm Beach, Florida
August 15, 1997, except for Note 6
as to which the date is September 23, 1997

                                       F2

         [LETTERHEAD OF DELISI, HENNINGER AND ASSOCIATES APPEARS HERE]

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

                               /s/ Delisi, Henninger and Associates
                               ------------------------------------
                               Delisi, Henninger and Associates

Greensburg, Pennsylvania
July 22, 1996, except for Note L, as to which the date is March 7, 1997
   MEMBER PENNSYLVANIA AND AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                                       F3

SEPTIMA ENTERPRISES, INC.
BALANCE SHEETS


                                                                                June 30,       June 30,         May 31,
ASSETS (Note 6)                                                                   1997           1996            1996
--------------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                $    64,287    $     5,397     $     6,730
   Accounts receivable (Note 2)                                                 233,395           --              --
   Inventories                                                                   90,935           --              --
   Prepaid expenses                                                             135,519          6,573           6,573
Other current assets                                                               --              250          20,250
                                                                            ----------------------------------------------
           Total current assets                                                 524,136         12,220          33,553
Equipment, net of accumulated depreciation
   June 30, 1997 $62,108; June 30, 1996
   $51,884; May 31, 1996 $50,482 (Note 3)                                        42,829         32,260          33,662
Other Assets                                                                     31,498           --              --
Technology License, net of accumulated
   amortization $6,750                                                           83,250           --              --
                                                                            ----------------------------------------------
                                                                            $   681,713    $    44,480     $    67,215
                                                                            ==============================================
LIABILITIES AND STOCKHOLDERS'
     DEFICIT
Current Liabilities
     Note payable, bank (Note 4)                                            $    80,383    $      --       $      --
     Accounts payable (Note 6)                                                  241,589         53,690          61,754
     Accrued expenses (Note 6)                                                  269,833         17,139          14,909
     Note payable to related party (Note 6)                                     337,209        227,992         217,638
                                                                            ----------------------------------------------
           Total current liabilities                                            929,014        298,821         294,301
                                                                            ==============================================
Commitments (Notes 6, 8 and 9)
Stockholders' Deficit (Note 5)
   Preferred stock, no par value, 10,000,000
      shares authorized, no shares issued
   Common stock, no par value, 25,000,000 shares authorized, issued and outstanding June 30, 1997 8,635,629 shares; June 30, 1996
      and May 31, 1996  7,785,629 shares                                      1,466,128      1,029,292       1,029,292
   Contributed capital (Note 6)                                                 203,608        172,008         172,008
   Deferred compensation                                                        (13,747)          --              --
   Accumulated deficit                                                       (1,903,290)    (1,455,641)     (1,428,386)
                                                                            ----------------------------------------------
                                                                               (247,301)      (254,341)       (227,086)
                                                                            ----------------------------------------------
                                                                            $   681,713    $    44,480     $    67,215
                                                                            ==============================================

See Notes to Financial Statements.

                                       F4

SEPTIMA ENTERPRISES, INC.

STATEMENTS OF OPERATIONS

                                                    Year Ended         Month Ended          Year Ended
                                                      June 30,           June 30,            May 31,
                                                        1997               1996                1996
----------------------------------------------------------------------------------------------------------
Sales (Note 2)                                     $   474,723         $      --           $      --
Cost of products sold                                  325,586                --                  --
                                                 ---------------------------------------------------------
           Gross profit                                149,137                --                  --
                                                 ---------------------------------------------------------
Expenses:
   General and administrative                          582,060              25,987             175,957
   Depreciation and amortization                        14,726               1,402              16,829
                                                 ---------------------------------------------------------
                                                       596,786              27,389             192,786
                                                 ---------------------------------------------------------

           Loss before other income                   (447,649)            (27,389)           (192,786)

Other income                                              --                   134              20,482
                                                 ---------------------------------------------------------

Net loss                                           $  (447,649)        $   (27,255)        $  (172,304)
                                                 =========================================================

Loss per common share:
   Primary                                         $     (0.05)        $       *           $     (0.02)
                                                 =========================================================

Fully diluted                                      $     (0.05)        $       *           $     (0.02)
                                                 =========================================================


Weighted average common shares outstanding:
   Primary                                           8,185,218           7,785,629           7,785,629
                                                 =========================================================

   Fully diluted                                     8,185,218           7,785,629           7,785,629
                                                 =========================================================

*Less than $.01 per share.

See Notes to Financial Statements.

                                       F5

SEPTIMA ENTERPRISES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended June 30, 1997 and May 31, 1996 and the One Month Ended June 30, 1996

                                    Common Stock
                               -----------------------      Contributed       Deferred         Accumulated
                                 Shares       Amount          Capital       Compensation         Deficit            Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1995          7,785,629    $ 1,029,292     $      --        $      --        $(1,256,082)      $  (226,790)
 Contributed capital                --             --           172,008             --               --             172,008
 Net loss, year ended
  May 31, 1996                      --             --              --               --           (172,304)         (172,304)
                              -------------------------------------------------------------------------------------------------
Balance, May 31, 1996          7,785,629      1,029,292         172,008             --         (1,428,386)         (227,086)
 Net loss, month ended
  June 30, 1996                     --             --              --               --            (27,255)          (27,255)
                              -------------------------------------------------------------------------------------------------
Balance, June 30, 1996         7,785,629      1,029,292         172,008             --         (1,455,641)         (254,341)
 Issuance of common stock
  for technology license         450,000         90,000            --               --               --              90,000
 Issuance of common stock
  in connection with
  Regulation D offering,
  net of issuance costs
   of $53,164                    400,000        346,836            --               --               --             346,836
 Issuance of stock options
  to nonemployees (Note 5)          --             --            31,600          (13,747)            --              17,853
  Net loss, year ended
   June 30, 1997                    --             --              --               --           (447,649)         (447,649)
                              -------------------------------------------------------------------------------------------------
Balance, June 30, 1997         8,635,629    $ 1,466,128     $   203,608      $   (13,747)     $(1,903,290)      $  (247,301)
                              =================================================================================================

See Notes to Financial Statements.

                                       F6

SEPTIMA ENTERPRISES, INC.

STATEMENTS OF CASH FLOWS


                                                             Year Ended       Month Ended        Year Ended
                                                              June 30,          June 30,          May 31,
                                                               1997              1996              1996
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss                                                 $(447,649)        $ (27,255)        $(172,304)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Compensation expense related to
     nonemployee stock options                                 17,853              --                --
   Depreciation                                                10,224             1,402            16,829
   Amortization                                                 6,750              --                --
   Forfeited purchase option                                     --                --              20,000
   Write-off of payables and inventories                         --                --             (31,602)
   Changes in assets and liabilities:
     (Increase) decrease in:
        Accounts receivable                                  (233,395)             --                --
        Inventories                                           (90,935)             --                --
        Prepaid expenses                                     (128,946)             --              21,375
        Deposits                                                  250            20,000           (18,343)
     Increase (decrease) in:
        Accounts payable                                      187,899            (8,064)          (22,212)
        Accrued expenses                                      252,694             2,230            14,685
                                                            -----------------------------------------------------
           Net cash used in operating activities             (425,255)          (11,687)         (171,572)
                                                            -----------------------------------------------------
Cash Flows From Investing Activities
   Increase in other assets                                   (31,498)             --                --
   Disbursements for equipment                                (20,793)             --                --
                                                            -----------------------------------------------------
           Net cash used in investing activities              (52,291)             --                --
                                                            -----------------------------------------------------
Cash Flows From Financing Activities
   Proceeds from note payable, bank                            80,383              --                --
   Proceeds from related parties                              109,217            10,354           176,304
   Proceeds from stock issuance                               346,836              --                --
                                                            -----------------------------------------------------
           Net cash provided by financing activities          536,436            10,354           176,304
                                                            -----------------------------------------------------
           Net increase (decrease) in cash and
           cash equivalents                                    58,890            (1,333)            4,732
Cash and cash equivalents:
   Beginning                                                    5,397             6,730             1,998
                                                            -----------------------------------------------------
   Ending                                                   $  64,287         $   5,397         $   6,730
                                                            =====================================================

                                  (Continued)

                                       F7

SEPTIMA ENTERPRISES, INC.


                                                             Year Ended       Month Ended        Year Ended
                                                              June 30,          June 30,          May 31,
                                                               1997              1996              1996
----------------------------------------------------------------------------------------------------------------

Supplemental Schedule of Noncash Investing
    and Financing Activities
   Technology license exchanged for common stock           $  90,000         $     -           $     -
   Deferred compensation related to nonemployee
     stock options                                            13,747               -                 -

See Notes to Financial Statements.

                                      F8

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.    Nature of Business and Significant Accounting Policies

Nature of business: Septima Enterprises, Inc., was incorporated on September 12,
------------------
1988, for the purpose of acquiring interests in other business entities and commercial technologies. Operations to date have consisted of acquiring capital, evaluating investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, and manufacturing. The Company began making sales on October 16, 1996 and became operational during the year ended June 30, 1997.

The Company's operations consist primarily of the sale of Ultra High Power Spark Amplifiers. Sales to date have been primarily to distributors for retail sales to the Mexican and Asian markets on credit terms that the Company establishes for individual customers. The Company has begun a marketing campaign to retail customers in the United States.

A summary of the Company's significant accounting policies follows:

     Change of fiscal year: The Company changed its fiscal year from June 1
     ---------------------
     through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1997.

     Accounting estimates: The preparation of financial statements in conformity
     --------------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories: Inventories are comprised of finished goods and are stated at
     -----------
     the lower of cost or market. Cost is determined using the first-in, first-out method.

     Equipment: Equipment is stated at cost. Depreciation is calculated on the
     ---------
     straight-line method over the estimated useful lives of 5-7 years.

     Amortization: Amortization is computed on the straight-line basis using an estimated life for the technology license of five years.

     Impairments: The Company assesses long-lived assets for impairment under
     -----------
     FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, the technology license is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of that asset may not be recoverable.

                                       F9

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies (Continued)

     Revenue recognition: The Company recognizes revenue when the product is
     -------------------
     manufactured and shipped to the customer.

     Research and development: Research and development costs are charged to
     ------------------------
     expense as incurred.

     Advertising costs: The Company follows the policy of charging advertising
     -----------------
     costs to expense as incurred.

     Stock-based compensation: In October 1995, the Financial Accounting
     ------------------------
     Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. However, the new standard allows compensation to employees to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APBO") No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply to the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation expense has been recorded in the accompanying statements of operations related to stock options issued to employees.

     All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     Income taxes: Deferred income taxes are provided on a liability method
     ------------
     whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                                      F10

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies (Continued)

     Net (loss) per common share: The net (loss) per common share amounts are
     ---------------------------
     computed using the weighted average number of common shares outstanding and dilutive common stock equivalents during the period. No dilutive common stock equivalents are included in the fully diluted net (loss) per common share computation because the effect would have reduced the loss per share amounts.

     Preferred stock: The Company has authorized 10,000,000 shares of no par
     ---------------
     value preferred stock. No terms are stated as to dividend, liquidation or other rights applicable to these shares.

Note 2.    Major Customer

Sales for the year ended June 30, 1997 include sales of $440,436 to a major customer. Accounts receivable from this customer was $232,350 at June 30, 1997. Subsequent to year-end an additional $75,000 was received from this customer. Realization of this accounts receivable is dependent upon the customer generating sufficient cash flow. Although realization is not assured, management believes it is more likely than not that all of the accounts receivable will be realized. The amount of the receivable considered realizable, however, could be impaired in the near term if estimates of future cash flows are reduced.

Note 3.    Equipment

The major classifications of equipment as of June 30, 1997, 1996 and May 31, 1996 are:


                                            June 30,       June 30,         May 31,
                                             1997            1996            1996
                                        ----------------------------------------------
Office equipment                           $ 15,350        $   --          $   --
Manufacturing and testing equipment          89,587          84,144          84,144
                                        ----------------------------------------------
                                            104,937          84,144          84,144
Less accumulated depreciation                62,108          51,884          50,482
                                        ----------------------------------------------
                                           $ 42,829        $ 32,260        $ 33,662
                                        ==============================================

Note 4.    Financing Arrangements

The Company has a line of credit agreement with a bank, providing borrowing up to $100,000 at the bank's prime rate plus 1% (9.5%) at June 30, 1997. The note is payable on demand or on April 4, 1998 and accrued interest is payable monthly. Interest expense of $1,908 was incurred for the year ended June 30, 1997. The agreement is collateralized by certain assets of an officer of the Company. The balance outstanding on this agreement as of June 30, 1997 was $80,383.

                                       F11

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5.    Stock Options

Nonemployees: Using stock bonuses and awards, 75,000 shares of the Company's
------------
common stock, valued at $1.00 per share, were issued to a marketing company and related parties during the fiscal year ended May 31, 1996. Under stock options, related parties were granted or resolved to be granted five year options to acquire 735,000 shares of the Company's common stock at $1.00 per share.

The Company has developed a compensation arrangement whereby a marketing consultant will be granted (upon quarterly review by Septima) the option to purchase 160,000 total shares at $1.00/share for fiscal quarters ending July 1, 1996 until January 1, 1999. The grant is for 25,000 shares for each of the first four quarters and 7,500 shares for each of the subsequent eight quarters. The Company has estimated the fair value of these options at $25,000. At June 30, 1997, $8,203, has not yet been earned by the consultant, and accordingly has been reflected as a reduction of stockholders' equity. The Company recognized expense associated with these options of $16,797 for the year ended June 30, 1997.

The Company has developed a compensation arrangement with a manufacturing consultant. The Company has granted options to purchase 25,000 total shares at $1.00/share. These options vest monthly starting June 1, 1997 at 4,000 shares per month until November 1, 1997 at which date the final 5,000 shares vest. The Company has estimated the fair value of these options at $6,600. At June 30, 1997, $5,544 has not yet been earned by the consultant, and accordingly has been reflected as a reduction of stockholders' equity. The Company recognized expense associated with these options of $1,056 for the year ended June 30, 1997.

Employees and directors: A former director of the Company was previously granted
-----------------------
250,000 options at $1.00 per share on May 1, 1994. In an agreement dated September 26, 1995, the former director released and quit claimed all interest in the options.

In written action in lieu of a special meeting of the Board of Directors, a former director of the Company was granted, during the year ended June 30, 1997, an option to purchase 200,000 shares of stock at an exercise price of $1.00 per share exercisable at any time prior to October 1, 2001.

In a written action in lieu of a special meeting, the Board of Directors during the year ended June 30, 1997, granted to two Board members options to purchase 312,500 shares of the Company's stock at an exercise price of $.20 per share based on a previous understanding reached in fiscal year 1996 when the stock price was approximately $.20 per share. The options are exercisable at any time prior to September 9, 2006.

Additionally, the Board authorized the issuance to three members of the Company's Board of Directors options to purchase 20,000 shares (each) of common stock at the exercise price of $1.00 per share. These options vest one year after date of issuance.

                                       F12

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 5.    Stock Options (Continued)
In September 1996, the Company granted 17,000 options to purchase common stock for $.50/share to two employees at any time prior to September 2001. These options are fully vested as of grant date.

A summary of the options outstanding as of June 30, 1997, 1996 and May 31, 1996, and changes during the periods then ended is presented below. The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997 and 1996: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 6 years as of June 30, 1997.

A reconciliation of the Company's stock option activity, and related information, for the years ended June 30, 1997, and May 31, 1996, follows:


                                               1997                           1996
                                   ----------------------------------------------------------------
                                                       Exercise                       Exercise
                                        Number          Price         Number           Price
                                          of           Weighted         of            Weighted
                                       Options          Average       Options         Average
                                   ----------------------------------------------------------------
Outstanding, beginning of year          870,000        $   1.00       660,000        $   1.00
Granted                                 614,500            0.58       210,000            1.00
Exercised                                  --               --           --               --
Forfeited                                  --               --           --               --
                                      ---------                       -------
Outstanding, end of year              1,484,500        $   0.83       870,000        $   1.00
                                   ================================================================

Exercisable at end of year            1,351,000        $   1.00       735,000        $   1.00
                                   ================================================================

There was no stock option activity during the month ended June 30, 1996.

The Company applies APB Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for the stock options issued to employees discussed above. Had compensation cost for the Company's stock options issued to employees been determined based on the fair value at the grant dates for awards under the Plan, the Company's reported net loss for the years ended June 30, 1997, May 30, 1996 and the one month ended June 30, 1996 would have been increased to the pro forma amounts shown below:

                                       F13

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Note 5.    Stock Options (Continued)
                               Year Ended   Month Ended      Year Ended
                                June 30,      June 30,         May 31,
                                 1997           1996             1996
                              ------------------------------------------
Net loss:
   As reported                $ (447,649)     $(27,255)     $  (172,304)
   Pro forma                    (576,907)      (27,255)        (172,304)
Net loss per share:
   As reported                    (0.05)          *               (0.02)
   Pro forma                      (0.07)          *               (0.02)

The following table summarizes information about the stock options at June 30, 1997:


                                                                  June 30, 1997
                                                Exercise      Number           Number
Expiration Date                                  Price      Outstanding      Exercisable
------------------------------------------------------------------------------------------
September 2006                                $     0.20       312,500          312,500
September 2001                                      0.50        17,000           17,000
Various from February 1999 to January 2004          1.00     1,155,000        1,021,500
                                                             -----------------------------

                                                             1,484,500        1,351,000
                                                             =============================


Note 6.    Related Party Transactions
Note payable: Spark Management Corporation ("Spark") has entered into a loan
------------
agreement with the Company. Spark is owned by two directors of the Company. This loan agreement allows for borrowings up to $500,000. This note bears an interest rate of ten percent and interest only payments are due annually on September 1. Also, principal and interest payments are due quarterly based upon a certain amount per product unit sold. The note payable is in default and therefore is due on demand and has been reflected as a current liability at June 30, 1997. All unpaid principal and interest is due September 1, 2000. The note is secured by secured interest in substantially all of the Company's assets. As of June 30, 1997, 1996 and May 31, 1996, the balance due to Spark by Septima was $337,209, $227,992, $217,638, respectively. Also, $48,948, $16,965 and $14,685 of accrued interest was due.

                                       F14

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.    Related Party Transactions (Continued)
Consulting Agreement with Spark Management Corporation: The Company entered into
------------------------------------------------------
a Consulting Agreement with Spark Management Corporation. Spark will provide services to the Company as a consultant for a five year period commencing September 10, 1996. Spark will be compensated on a cost plus 10 percent basis for the first year. During the final four years, the compensation will be $250,000 annually, paid quarterly. Included in accounts payable is approximately $113,000 related to this agreement.

Receivables: Certain receivables from related parties were written off during
-----------
the year ended May 31, 1996. These amounts were recorded as contributions of capital.

Related Party                                                       Amount
--------------------------------------------------------------------------------
Amarillo Valley Ridge                                            $   13,013

CAMI                                                                 13,234

Cottonbloom                                                          66,081

Ecologics                                                             3,736

HDI Partner/CB                                                       10,255

HDI Partnership                                                       7,939

George Hensley                                                       57,750
                                                               -----------------

Total                                                            $  172,008
                                                               =================

Option Agreement: On September 26, 1995, Spark Management Corporation filed a
----------------
13-D Registration Statement related to the common stock, no par value per share of Septima Enterprises, Inc.

Cottonbloom, Inc., a New Mexico Corporation and controlling stockholder of Septima, executed an option Agreement on September 26, 1995, granting Spark the option to acquire at least 51 percent of the outstanding stock of Septima.

                                      F15

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.    Related Party Transactions (Continued)
The option is presently exercisable and will expire on September 26, 1997. While the option remains outstanding, the option stock is held in a voting trust, pursuant to the terms of a Voting Trust Agreement dated September 26, 1995. On or about September 22, 1997, Spark exercised its option, and the first payment is scheduled to be made on December 26, 1997. Spark possesses the right to vote all the option stock prior to the expiration of the option.

Pursuant to the Option Agreement and the Voting Trust Agreement, Spark possesses the right to vote 4,307,270 shares of Septima common stock, representing what is presently approximately 50 percent of the outstanding shares of Septima common stock.

Assignment of technology and patents: Under an Agreement for Assignment of
------------------------------------
Technology and Patents, entered into September 26, 1995, Septima Enterprises, Inc. is to make royalty payments to Hensley Plasma Plug Partnership, a partnership related to Cottonbloom through common ownership, for as long as one or more patents remain in effect according to the following schedule:

        a. A royalty of four percent (4%) of adjusted gross revenues realized from the sale of products which first total one
                  (1) million dollars; plus
        b. A royalty of three percent (3%) of adjusted gross revenues realized from the sale of products which next total one (1) million dollars; plus
        c. A royalty of two percent (2%) of adjusted gross revenues realized from the sale of products which next total one (1) million dollars; plus
        d. A royalty of one percent (1%) of all adjusted gross revenues realized form the sale of products thereafter.

During the first two years of the agreement, there are no minimum royalty payments. The minimum royalty payment for year three is $100,000 and the minimum for years four and beyond is $150,000. The agreement is cancelable if Spark does not execute the option agreement with Cottonbloom.

Royalty expense for the year ended June 30, 1997 amounted to $18,989. There was no royalty expense in 1996.

Master Licensing Agreement: Spark entered into a Master Licensing Agreement
--------------------------
dated September 10, 1996, with the Company which culminated an understanding between the parties reached in September 1995. The Company acquired developments, information, proprietary rights and trade secrets collectively referred to as Ignition Systems and Processes. The Agreement will terminate ten years following the last expired patent acquired by Spark. Also, this Agreement is subject to termination or cancellation by both parties based upon various circumstances explained

                                      F16

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 6.    Related Party Transactions (Continued)
in the Agreement. In consideration of the Agreement, Spark has received 450,000 shares of common stock. The Company has recorded the License Agreement as an asset based upon the estimated fair market value of the common stock at the time the understanding was reached. Also, the Company will pay Spark $1 for each Product/Insert sold up to 1,000,000 units; $.50 for each Product/Insert on the next million aggregate units sold, and $.25 for each Product/Insert sold thereafter. Included in accrued expenses is approximately $94,000 related to this agreement at June 30, 1997.

Note 7.    Income Taxes
Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of June 30, 1997, 1996 and May 31, 1996:


                                          June 30,     June 30,     May 31,
                                           1997         1996         1996
                                        --------------------------------------
Deferred tax assets:
Research and development expenditures
capitalized for tax purpose             $  37,795    $  82,243    $  84,543
Net operating loss carryforwards          367,975      283,419      283,111
                                        --------------------------------------
                                          405,770      365,662      367,654
Deferred tax liability:
Equipment                                  (9,674)      (7,116)      (7,116)
                                        --------------------------------------
Net deferred tax asset                    396,096      358,546      360,538
Less valuation allowance                 (396,096)    (358,546)    (360,538)
                                        --------------------------------------
                                        $    -       $    -       $    -
                                        ======================================

The Company has available for tax reporting purposes net operating loss carryforwards of $1,058,298 which expires as follows:

Year Ending
 June 30,                                                          Amount
--------------------------------------------------------------------------------
2008                                                             $   90,933
2009                                                                185,068
2010                                                                249,748
2012                                                                532,549
                                                                 ----------

                                                                 $1,058,298
                                                                 ==========

                                      F17

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 7.    Income Taxes (Continued)
The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Note 8.    Leases
The Company occupies office space under noncancelable operating leases which expire on September 30, 1997. Initial base rent is $2,062 payable monthly. The lease contains a renewal option for one year.

Rent expense for office space (including the Company's share of common area expenses, real estate and sales taxes) amounted to $18,459 for the year ended June 30, 1997. The Company incurred rent expense of $5,178 for the year ended May 31, 1996 on a previous lease which has expired. There was no rent expense recognized for the month ended June 30, 1996.

Note 9.    Commitments
The Company entered into a Manufacturing Agreement dated September 4, 1996. The Company engaged the manufacturer as its exclusive producer for the entire requirements for the product produced in the United States. Under this agreement, the manufacturer is responsible for defects in workmanship. The initial term is for four (4) years automatically renewable for one (1) year periods.

The Company entered into a Manufacturing and Distribution Agreement dated August 23, 1996, with a company for the territory of Mexico.

The Company entered in a Distribution Agreement dated February 10, 1996, with a company for the territories of China and Taiwan. The Company is required to order a minimum number of products per year from Septima Enterprises in the second year and beyond.

Note 10.   Private Placement
The Company issued 400,000 shares of common stock at $1 per share in May, 1997 in connection with a private placement memorandum dated December 5, 1996. Net proceeds from the offering were $400,000, less related costs of $53,164. The expiration date of this memorandum is December 5, 1997.

                                      F18

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 11.   Reclassifications
Various revenues and expenses for the year ended May 31, 1996 have been reclassified, without any effect on net (loss) for that year, to conform to the classifications used for the current year when the Company became an operating Company as explained further in Note 1.

During the year ended June 30, 1997, the Company changed its method of presenting the statement of cash flows for operating activities from the direct method (which showed principal components of operating cash receipts and payments) to the indirect method (which adjusts net (loss) to remove the effects of noncash operating transactions). This change has been applied retroactively to the 1996 statement of cash flows.

Note 12.   Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash, accounts receivable and accounts payable: The carrying amounts
     ----------------------------------------------
     approximate fair value because the demand nature of these instruments.

     Notes payable, bank: The carrying amounts approximate fair value as the
     -------------------
     rates and maturities of the notes are similar to market value for similar notes with similar collateral requirements.

     Note payable to related party: It is not practicable to estimate the fair
     -----------------------------
     value of the note payable to related party due to the relationship of the parties involved.

Note 13.   Issued But Not Effective Accounting Standards
Earnings per share: The FASB has issued SFAS No. 128, Earnings Per Share, which
------------------
supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply SFAS No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

                                      F19

SEPTIMA ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 13. Issued But Not Effective Accounting Standards (Continued)
Because the Company has potential common stock outstanding (stock options as discussed in Note 5), the Company will be required to present basic and diluted earnings per share. If the Company had applied SFAS No. 128 in the accompanying financial statements, the result would not differ from the present calculation in the statement of operations, because the effect of including the potentially issuable common stock would have reduced the loss per share amounts and, accordingly, would not have been included.

The FASB has issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has no components of other comprehensive income at June 30, 1997.

The FASB has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and a major customers. This Statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers.

This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

This Statement is effective for periods beginning after December 15, 1997. The Company does not believe this Statement will have a material effect on the reporting of its financial statements.

                                      F20

Note 14.   Management's Plan With Respect to Continued Existence
The Company has incurred recurring losses and has experienced cash flow problems. These factors raise substantial doubt about the Company's ability to continue as a going concern without new capital investment to complete the development, manufacture and marketing of its products.

The Company is currently obtaining its working capital through loans from Spark Management and from a line of credit with 1st United Bank. Should loans not be available to the Company in the future, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company.

The viability of the Company as a going concern depends upon the willingness of Spark to continue to advance funds to the Company through a series of loans or the Company's ability to obtain sufficient funds elsewhere until the Company is able to generate revenues from the sale of its products. There can be no assurances that the Company will be able to raise sufficient capital should Spark cease loaning funds to the Company.

Note 15.   Geographical Information
The Company had sales to the following geographical areas for the year ended June 30, 1997:

                       United       Latin
                       States       America         Asia           Total
                   -----------------------------------------------------------
Sales              $    1,741      $ 440,436       $32,546      $  474,723

All of the Company's identifiable assets are held in the United States.

                                      F21