Form 10QSB
period 1997-09-30
SEPTIMA ENTERPRISES INC
filed 1997-11-14
CIK 842013

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to______________

Commission file number 33-25126-D
                       ----------

                           SEPTIMA ENTERPRISES, INC.
                           -------------------------
       (Exact name of small business issuer as specified in its charter)

        Colorado                                           85-0368333
-------------------------------                       --------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                              600 Sandtree Drive
                              Lake Park FL 33403
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                                (561) 624-7299
                      ----------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                Not Applicable
  --------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

       Check whether the issuer: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No _____
    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _____  No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

       State the number of shares outstanding of each of the issuers's classes of common equity, as of the latest practicable date: 8,895,629 as of October 28, 1997.

       Transitional Small Business Disclosure Format (Check one):

Yes _____     No   X
                 -----

                           SEPTIMA ENTERPRISES, INC.
                                  FORM 10-QSB

                                     INDEX
                                     -----

                                                                         PAGE
PART I:      FINANCIAL INFORMATION                                      NUMBER
-------      ---------------------                                      ------
ITEM 1.      FINANCIAL INFORMATION:

             FINANCIAL STATEMENTS OF SEPTIMA ENTERPRISES, INC.:

             BALANCE SHEET AS OF SEPTEMBER 30, 1997...................     2
             STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 1997, AND SEPTEMBER 30, 1996.............     3
             STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
               SEPTEMBER 30, 1997, AND SEPTEMBER 30, 1996.............     4
             NOTES TO FINANCIAL STATEMENTS............................     6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    10

PART II:     OTHER INFORMATION
--------     -----------------

ITEM 1.      LEGAL PROCEEDINGS........................................    12
ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS................    13
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES..........................    13
ITEM 4.      SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS....    13
ITEM 5.      OTHER INFORMATION........................................    14
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.........................    14

SIGNATURE.............................................................    17

XXXXX     CONFIDENTIAL TREATMENT HAS BEEN REQUESTED FOR PORTIONS OF EXHIBIT
          10.13. THE COPY FILED HEREWITH OMITS THE INFORMATION SUBJECT TO THE CONFIDENTIAL TREATMENT REQUEST. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION. OMISSIONS ARE DESIGNATED AS "XXXXX".

                           SEPTIMA ENTERPRISES, INC.
                                 BALANCE SHEET
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                         SEPTEMBER 30,
                                                              1997
                                                         -------------
ASSETS
CURRENT ASSETS
 CASH AND CASH EQUIVALENTS                               $       802
 ACCOUNTS RECEIVABLE                                         179,705
 INVENTORIES                                                 135,646
 PREPAID EXPENSES                                            113,478
OTHER CURRENT ASSETS                                            -

     TOTAL CURRENT ASSETS                                    429,631
                                                         -----------

EQUIPMENT (NET OF ACCUMULATED DEPRECIATION
 OF $65,669)                                                  80,314

OTHER ASSETS
 TECHNOLOGY LICENSE (NET OF AMORTIZATION OF $9,000)           81,000
                                                         -----------
     TOTAL ASSETS                                        $   590,945
                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 NOTE PAYABLE TO RELATED PARTY                               337,209
 ACCOUNTS PAYABLE                                            324,914
 STOCKHOLDER LOAN                                             20,000
 ACCRUED EXPENSES                                            284,721
 DEPOSITS FROM CUSTOMERS                                      12,000
 NOTE PAYABLE, BANK                                          100,000
                                                         -----------
     TOTAL CURRENT LIABILITIES                           $ 1,078,844
                                                         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
 PREFERRED STOCK, NO PAR VALUE, 10,000,000 SHARES
  AUTHORIZED, NO SHARES ISSUED                           $      -
 COMMON STOCK, NO PAR VALUE, 25,000,000 SHARES
  AUTHORIZED, 8,635,629 SHARES ISSUED AND OUTSTANDING      1,466,128
 CONTRIBUTED CAPITAL                                         203,608
 DEFERRED COMPENSATION                                        (9,407)
 ACCUMULATED (DEFICIT)                                    (2,148,228)
                                                         -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                        (487,899)
                                                         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $   590,945
                                                         ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           SEPTIMA ENTERPRISES, INC.
                             STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three Months Ended
                                        September 30,    September 30,
                                            1997             1996
                                         -----------      -----------
SALES                                    $   20,946       $      ---
OTHER INCOME                                    ---              ---
                                         -----------      -----------
     TOTAL INCOME                            20,946              ---
                                         -----------      -----------

COSTS AND EXPENSES
   COST OF PRODUCTS SOLD                     44,283              ---
   GENERAL & ADMINISTRATIVE                 217,080           44,601
   RESEARCH & DEVELOPMENT                       ---              ---
   DEPRECIATION & AMORTIZATION                4,521            4,165
                                         -----------      -----------
     TOTAL EXPENSES                         265,884           48,766
                                         -----------      -----------
     (LOSS) BEFORE INCOME TAXES
     AND OTHER EXPENSES                    (244,938)         (48,766)

INCOME TAXES                                    ---              ---
                                         -----------      -----------
NET (LOSS)                               $ (244,938)      $  (48,766)
                                         ===========      ===========

AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                       8,635,629        7,785,629
                                         -----------      -----------
NET (LOSS) PER SHARE                     $  (.02836)      $  (.00626)
                                         ===========      ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           SEPTIMA ENTERPRISES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     THREE MONTHS   THREE MONTHS
                                                        ENDED          ENDED
                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                         1997           1996
                                                    -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 CASH RECEIVED FROM CUSTOMERS                       $      74,636  $        ---
 CASH PAID TO SUPPLIERS AND OPERATING EXPENSE            (181,481)      (97,891)
 CUSTOMER DEPOSITS                                         12,000       125,000
                                                    -------------  ------------
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES        (94,845)       27,109
                                                    -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 PURCHASE OF EQUIPMENT                                     (8,257)          ---

                                                    -------------  ------------
   CASH (USED IN) INVESTING ACTIVITIES                     (8,257)          ---
                                                    -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 LOAN PROCEEDS FROM RELATED PARTIES                        20,000        40,000
 LOAN PROCEEDS FROM BANK                                   19,617           ---
                                                    -------------  ------------
   CASH PROVIDED BY FINANCING ACTIVITIES                   39,617        40,000
                                                    -------------  ------------

   NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                            (63,485)       67,109

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           64,287         5,397
                                                    -------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $         802        72,506
                                                    =============  ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           SEPTIMA ENTERPRISES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  THREE MONTHS    THREE MONTHS
                                                      ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                      1997            1996
                                                 -------------    ------------

RECONCILIATION OF NET LOSS TO CASH USED
 IN OPERATING ACTIVITIES
   NET (LOSS)                                   $     (244,938)        (48,766)
   NON-CASH CHARGES TO NET (LOSS) -
    DEPRECIATION AND AMORTIZATION                        4,521           4,165
    DEFERRED CONSULTING EXPENSE                          4,340             ---
   (INCREASE)/DECREASE IN ASSETS
     ACCOUNTS RECEIVABLE - TRADE                        53,690             ---
     INVENTORIES                                       (44,711)            ---
     PREPAID EXPENSES AND OTHER CURRENT ASSETS          22,040         (57,814)
   INCREASE/(DECREASE) IN LIABILITIES
     ACCOUNTS PAYABLE - TRADE                           83,325          (2,307)
     DEPOSITS FROM CUSTOMERS                            12,000         125,000
     ACCRUED EXPENSES                                   14,888           6,831
                                                 -------------    ------------
     CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES                                 $      (94,845)  $      27,109
                                                 =============    ============

  The accompanying notes are an integral part of these financial statements.

SEPTIMA ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)


NOTE A -- ORGANIZATION AND DEVELOPMENT OF THE COMPANY
-----------------------------------------------------

The Company was incorporated on September 12, 1988, for the purpose of acquiring interests in other business entities and commercial technologies. Operations to date have consisted of acquiring capital, evaluating investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, marketing, and manufacturing. The Company began making sales on October 16, 1996, and became operational during the year ended June 30, 1997.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended June 30, 1997, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on September 26, 1997.

The results of operations for the three month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year 1998.

Employees
---------
All persons working for Septima are paid through Septima. The Company had four compensated employees during the three month period ended September 30, 1997.

Change of Fiscal Year
---------------------
The Company changed its fiscal year from June 1 through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

Revenue Recognition
-------------------
The Company recognizes revenue when the product is manufactured and shipped to the customer. For the three months ended September 30, 1997, the Company had sales of $20,946.


NOTE C - LINE OF CREDIT - BANK
------------------------------
The Company has a line of credit with a bank providing borrowings up to $100,000 at the bank's prime rate plus 1% (9.5% during the period July 1 through September 30, 1997). The note is payable on demand on April 4, 1998, and accrued interest is payable monthly. Interest expense of $2,117 was incurred for the quarter ended September 30, 1997. The agreement is

SEPTIMA ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)


collateralized by certain assets of an officer of the Company. The balance outstanding on this line of credit as of September 30, 1997, was $100,000.

NOTE D -- COMMON STOCK
----------------------
Private Offering
----------------
The Company issued 400,000 shares of common stock at $1.00 per share in May 1997 in connection with a private placement memorandum dated December 5, 1996. Net proceeds from the offering were $400,000 less related costs of $53,164. The termination date of this offering is December 5, 1997.

Stock Options
-------------
The Company has developed a compensation arrangement whereby a marketing consultant was granted options to purchase up to 75,000 shares of the Company's common stock. In consideration for the consultant's services, the Company issued to the consultant an option (the "Base Option") to purchase 50,000 shares of common stock at an exercise price of $2.00 per share. The Base Option shall expire and become nonexercisable on August 7, 1999. The Company also issued the consultant an option (the "Expense Option") to purchase 25,000 shares of common stock at an exercise price of $1.00 per share. The Expense Option shall expire and become nonexercisable on August 7, 1998. The Company also agreed to issue up to 60,000 shares of common stock to the consultant as bonus compensation in the event that the trading price of the Company's common stock reaches certain levels. Any stock issued as bonus compensation shall not be registered by the Company and shall be "restricted securities".

On October 20, 1997, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement is intended to be used to register 867,000 shares of the Company's common stock, no par value per share, reserved for issuance and delivery pursuant to options granted to a marketing consultant and options awarded to certain of the Company's current and former employees, directors, consultants and advisors between February 22, 1994, and May 19, 1997.

Prior to the date of the Registration Statement, R. Edwin Morgan, President, Chief Executive Officer and Director of the Company, exercised options to purchase 250,000 shares of common stock at an exercise price of $.20 per share. The shares of common stock underlying these options were exercised by Mr. Morgan and sold to him pursuant to the exemption from

NOTE D -- COMMON STOCK (CONTINUED)
---------------------------------
registration provided by Section 4(2) of the Securities Act of 1933, as amended. These shares of common stock are restricted securities as defined in Rule 144(a)(3) and may be sold only in compliance with Rule 144, pursuant to another applicable exemption from registration under the Securities Act, or pursuant to an effective Securities Act registration statement.

SEPTIMA ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)


NOTE E -- RELATED PARTY TRANSACTIONS
------------------------------------
The Company has negotiated a Manufacturing and Distribution Agreement for Mexico sales with a company operated by a former director and current shareholder.

Spark Management Corporation ("Spark") entered into a Master Licensing Agreement dated September 10, 1996, with the Company which culminated an understanding between the parties reached in September 1995. Spark is owned and managed by two directors of the Company, R. Edwin Morgan and Louis S. Camilli. The Company acquired developments, information, proprietary rights and trade secrets collectively referred to as Ignition Systems and Processes. The Agreement will terminate ten years following the last expired patent acquired by Spark. Also, this Agreement is subject to termination or cancellation by both parties based upon various circumstances explained in the Agreement. In consideration of the Agreement, Spark has received 450,000 shares of common stock. The Company has recorded the License Agreement as an asset based upon the estimated fair market value of the common stock at the time the understanding was reached. Also, the Company will pay Spark $1 for each Product/Insert sold up to 1,000,000 units; $.50 for each Product/Insert on the next million aggregate units sold, and $.25 for each Product/Insert sold thereafter.

The Company entered into a Consulting Agreement with Spark whereby Spark will provide services to the Company as a consultant for a five year period commencing September 10, 1996. Spark will be compensated on a cost plus 10 percent basis for the first year. During the final four years, the compensation will be $250,000 annually, paid quarterly.

Cottonbloom, Inc., a New Mexico corporation and controlling stockholder of Septima, executed an Option Agreement on September 26, 1995, granting Spark the option to acquire at least 51 percent of the outstanding stock of Septima. On or about September 22, 1997, Spark exercised its option, and the first payment, under the Option Agreement, is scheduled to be made on December 26, 1997. The option stock is held in a voting trust pursuant to the terms of a Voting Trust Agreement dated September 26, 1995. Pursuant to the Option Agreement and the Voting Trust Agreement, Spark possesses the right to vote 4,307,270 shares of Septima common stock, representing what is presently approximately 50% of the outstanding shares of Septima common stock.

NOTE E -- RELATED PARTY TRANSACTIONS (CONTINUED)
------------------------------------------------
Spark has entered into a loan agreement with the Company which allows the Company to borrow up to $500,000 from Spark. This note bears an interest rate of 10%, and interest only payments are due annually on September 1. Also, principal and interest payments are due quarterly based upon a certain amount per product unit sold. The note payable is in default and, therefore, is due

SEPTIMA ENTERPRISES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(UNAUDITED)


on demand and has been reflected as a current liability at September 30, 1997. All unpaid principal and interest is due September 1, 2000. The note is secured by substantially all of the Company's assets. As of September 30, 1997, the principal balance due to Spark by Septima was $337,209. Also, $57,379 of accrued interest was due as of such date.

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

The Company entered into a Manufacturing and Distribution Agreement dated February 10, 1997, with a third party distributor for the territory of China and Taiwan. The distributor is required to order a minimum number of products per year from Septima Enterprises in the second year and beyond.

The Company entered into a Distribution Agreement dated September 23, 1997, with a third party distributor for the territory of Australia and New Zealand. The distributor will be required to order a minimum number of products in the second year and beyond.

The Company renewed its lease for office space in Lake Park, Florida. The lease agreement expires September 30, 1998. Monthly rental payments are $2,385.

On September 9, 1997, the Company entered an agreement with The Norvell Law Firm in Albuquerque, New Mexico, whereby the Company granted to The Norvell Law Firm 10,000 restricted shares of Septima common stock as full and complete payment of The Norvell Law Firm's bill of $5,000.00 for services rendered to Septima. A certificate for the 10,000 shares was issued on October 28, 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      Except for the historical information contained herein, the matters discussed in the Form 10-QSB include forward-looking statements that involve risks and uncertainties, including, but not limited to, the ability to raise sufficient capital to continue the Company's operations, and other risks detailed from time to time in the Company's Securities and Exchange Commission filings. Actual results may differ materially from management expectations. See "Forward-Looking Statements".

RISKS ASSOCIATED WITH ONGOING OPERATIONS OF THE COMPANY

      The Company is currently operating at a net loss. The Company has, in the past, obtained its working capital through loans from Spark Management Corporation ("Spark") and from a line of credit with 1st United Bank; however, the Company has no ability to draw further funds from either of those facilities. Should new loans or other sources of additional financing not be available to the Company in the short-term, there is no assurance that the Company will be able to raise sufficient capital from other sources to adequately fund the continuing operations of the Company, and, in such event, the Company would be required to cease its operations.

RESULTS OF OPERATIONS

      Sales for the three months ended September 30, 1997 were $20,946. There were no sales in the corresponding period of fiscal 1997.

      The Company experienced a net loss of $244,938 for the three months ended September 30, 1997, compared to a net loss of $48,766 in the year prior period. This increase in net loss occurred due to a substantial increase in general and administrative expenses and the fact that the Company received no significant sales during the three month period ended September 30, 1997. General and administrative expenses increased from $44,601 for the quarter ended September 30, 1996, to $217,080 for the quarter ended September 30, 1997, an increase of 387%. This increase was due to increases in operating costs of the Company's office facility, salary costs for four additional employees, insurance costs, consultants' fees, advertising expenses, and legal fees and other public company expenses incurred during the three month period ended September 30, 1997. The Company became operational in October 1996 and, therefore, did not incur expenses for office facilities, employees, insurance costs, consultants' fees, and advertising expenses for the prior year period.

      Sales for the three months ended September 30, 1997, were below management's expectations due to lack of significant orders from the Company's distributors in Mexico and Asia. Sales in Mexico are very slow as a result of the Mexican distributor not having sufficient capital to advertise or promote the product, and efforts to raise sufficient funds have produced no results to date. Mexico sales have represented approximately 90% of the Company's sales in the last 12 months.


MARKETING AND DISTRIBUTION

      On September 23, 1997, a Distribution Agreement for the territory of Australia and New

Zealand was signed with RH Performance Products, an Australian sole proprietorship which distributes high performance automotive products in Australia and New Zealand.

      The Company has placed advertisements in Hot Rod and Car Craft magazines, both publications of Petersen Publishing Company, L. L. C., for the months of October, November, and December. Advertisements have also appeared in National Dragster, a publication of the NHRA (National Hot Rod Association). In addition, the Company has implemented a site on the World Wide Web (www.directhits.com). The Company expects these marketing efforts to result in increased sales of the Company's products.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations for the three months ended September 30, 1997, were financed by revenues from sales, a $100,000 line of credit from 1st United Bank, Lake Park, Florida, and loans from Spark to the Company. Should new loans or sources of additional financing not be available to the Company in the short-term or from the extensive efforts of management to raise financing or capital, the Company will be forced to cease operations.

      As of September 30, 1997, current liabilities exclusive of short-term borrowing and accrued interest totaled $621,635. Included in this amount is $130,000 accrued salary for the President and Chief Executive Officer. Also included in the $621,635 are $120,759 in consulting fees due to Spark, $95,558 in accrued royalties, $115,577 due for finished goods, and approximately $52,000 in advertising, legal and accounting fees.

      As of September 30, 1997, the balance due to Spark was $337,209 in principal and $57,379 in accrued interest. Septima has drawn $100,000 of the $100,000 line of credit with 1st United Bank.

      As of September 30, 1997, accounts receivable due to Septima totaled $179,705 compared to $233,395 at fiscal year end June 30, 1997. The majority of the current accounts receivable is due from one of the Company's distributors and is now over 90 days past due. The matter has been discussed with the distributor, and he is seeking outside financing or considering selling an interest in his company to raise working capital.

      On December 5, 1996, the Board of Directors authorized a private placement of 1,100,000 shares of Septima common stock at a price of $2.00 per share, the proceeds of which are to be used for product manufacture, advertising and marketing in the United States. The private placement was revised on April 1, 1997, to sell 2,200,000 shares of Septima common stock at a price of $1.00 per share to reflect current market value and is being made by the Company in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company broke escrow on May 30, 1997, and issued to purchasers 400,000 shares of common stock at a price of $1.00 per share on June 30, 1997. This private placement offering will terminate on December 5, 1997.

FORWARD-LOOKING STATEMENTS

      The foregoing Management's Discussion and Analysis or Plan of Operation contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: methods of and plans for conducting future operations; the ability of the Company to continue to conduct future operations; changes in the Company's sales, costs, expenses and other financial information; changes or adjustments in the Company's marketing and business strategies; the Company's ability to raise additional capital or secure additional credit facilities or other future sources of financing, if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities of the Company's future liquidity and capital resource needs.

      The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, including without limitation the following: general economic conditions; availability of additional sources of operating or investment capital; specific economic conditions relating to the production of automotive parts that implement HDI technology; the demand for the Company's products; the size and timing of future orders and new contracts: effects of fluctuations in the value of foreign currencies in relation to the U.
S. dollar; production delays or manufacturing inefficiencies; management decisions to commence or discontinue product lines; the Company's ability to design and introduce new products or product enhancements on a cost-effective and timely basis; the amount and timing of research and development expenditures; the maintenance of present and the availability of future manufacturing and distribution relationships, strategic alliances and joint marketing or servicing agreements; the introduction of new products and product enhancements by competitors; the budgeting cycle of customers; changes in the level of operating expenses; and the present and future level of competition in the industry. As a result of these and other important factors, the results actually achieved may differ materially from expected results included in these statements.

OUTLOOK

      New business opportunities are being actively pursued both domestically and internationally. Raising substantial capital is essential to implementing a complete marketing program in the United States. There are no guarantees management will be able to fund the ongoing operating expenses or properly market the Company's products unless it succeeds in getting the required funds immediately.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

      None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      On October 20, 1997, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement is intended to be used to register 867,000 shares of the Company's common stock, no par value per share, reserved for issuance and delivery pursuant to options granted to a marketing consultant and options awarded to certain of the Company's current and former employees, directors, consultants and advisors between February 22, 1994, and May 19, 1997.

      On October 16, 1997, R. Edwin Morgan, President, Chief Executive Officer and Director of the Company, exercised options to purchase 250,000 shares of common stock at an exercise price of $.20 per share. The shares of common stock underlying these options were exercised by Mr. Morgan and sold to him pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. These shares of common stock are restricted securities as defined in Rule 144(a)(3) and may be sold only in compliance with Rule 144, pursuant to another applicable exemption from registration under the Securities Act, or pursuant to an effective Securities Act registration statement.

      On September 9, 1997, the Company entered an agreement with The Norvell Law Firm in Albuquerque, New Mexico, whereby the Company granted to The Norvell Law Firm 10,000 restricted shares of Septima common stock as full and complete payment of The Norvell Law Firm's bill of $5,000.00 for services rendered to Septima. A certificate for the 10,000 shares was issued on October 28, 1997. The shares of common stock issued to The Norvell Law Firm are pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. These shares of common stock are restricted securities as defined in Rule 144(a)(3) and may be sold only in compliance with Rule 144, pursuant to another applicable exemption from registration under the Securities Act, or pursuant to an effective Securities Act registration statement.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4.   SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

      On September 26, 1997, a Notice of Annual Meeting of Shareholders to be held on October 24, 1997, a Proxy Statement, and a Proxy were mailed to shareholders of record at the close of business on September 15, 1997. The Proxy requested votes on the following two proposals: (1) the election of directors and (2) the ratification of the selection of the accounting firm of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending June 30, 1998.

      At the Annual Meeting of Shareholders on October 24, 1997, there were present, either by proxy or in person, 5,948,979 shares of Septima's common stock. The number of shares of Septima common stock issued and outstanding on the record date (September 15, 1997) was

ITEM 4.   SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS (CONTINUED)

8,635,629. The number of shares present at the Annual Meeting constituted 68.89% of the issued and outstanding stock of the Company, which established a proper quorum for such meeting. Of the 5,948,979 shares present at the Annual Meeting, all 5,948,979 shares were voted for the election of the following persons to continue to serve as directors of the Company: Louis S. Camilli, Ronald J. Costello, Roy H. Davidson, Darryl J. Dillenback, and R. Edwin Morgan. With regard to the ratification of the selection of the accounting firm of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending June 30, 1998, of the 5,948,979 shares present, 5,947,954 shares were voted in favor of the ratification, and there were 1,025 shares that abstained from voting.

ITEM 5.   OTHER INFORMATION

      None

ITEM 6.   EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBIT INDEX

3.1   Articles of Incorporation of the Company, as amended(7)
3.2   Bylaws of the Company, as amended(7)
4.1   Form of Common Stock Certificate(7)
4.2 Agreement dated August 8, 1997, by and between the Company and First American Financial Group(8)
4.3 Form of Septima Enterprises, Inc. Stock Option Agreement, between the Company and certain of the Optionees, with respect to non-transferable options(8)
4.4 Form of Septima Enterprises, Inc. Stock Option Agreement, as amended, between the Company and certain of the Optionees, with respect to options with limited transferability(8)
9.1 Voting Trust Agreement dated September 26, 1995, by and between Cottonbloom, Inc. And Spark(2)
9.2   Irrevocable Proxy dated May 1, 1995(2)
10.1 Management and Operating Agreement dated April 14, 1995, by and among Spark, the Company and George Hensley(2)
10.2 Option Agreement dated September 26, 1995, by and among Cottonbloom, and Spark(2)
10.3 Agreement for Assignment of Technology and Patents dated September 26, 1995, by and among Hensley Plasma Plug Partnership and the Company(2)
10.4 Settlement Memorandum dated November 16, 1995, by and among Cottonbloom, Inc.,

      Spark, Hensley Plasma Plug Partnership, Pulsed Power Technologies Co., Ltd., Allan J. Hisey, George Hensley, James Robert Hensley, Raymond Hensley, Francisco Urrea, Jr., David Norvell, Samuel Francis and the Company(2)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

10.5 Mutual Release in Full dated December 4, 1995, by and among Cottonbloom, Inc., Spark, Hensley Plasma Plug Partnership, Pulsed Power Technologies Co., Ltd., Allan J. Hisey, George Hensley, James Robert Hensley, Raymond Hensley, Ronald Hensley, Francisco Urrea, Jr., David Norvell, Samuel Francis and the Company(2)

10.6 Manufacturing and Distribution Agreement dated August 23, 1996, by and between the Company and Klaire International, Ltd.(3)
10.7 Manufacturing Agreement dated September 4, 1996, by and between the Company and Carrera Corporation(4)
10.8 Manufacturing and Distribution Agreement dated February 10, 1997, by and between the Company and S.W.R. Industries, Ltd.(6)
10.9 Consulting Agreement dated September 10, 1996, by and between the Company and Spark(5)
10.10 Promissory Note and Security Agreement dated September 9, 1996, by and between the Company and Spark(7)
10.11 Master Licensing Agreement dated September 10, 1996, by and between the Company and Spark(7)
10.12 Employment Agreement dated September 1, 1996, by and between the Company and R. Edwin Morgan(7)
10.13 Distribution Agreement dated September 23, 1997, by and between the Company and RH Performance Products(1)
11.1  Statement Regarding Computation of Per Share Earnings(1)
27.1  Financial Data Schedule for quarter ended September 30, 1997(1)

__________________
(1)   Filed as an exhibit hereto.
(2) Previously filed as an exhibit to the Company's Annual Report to Shareholders on Form 10-KSB for the year ended May 31, 1996, as filed with the Commission on August 29, 1996 (File No. 33-25126-D).
(3) Previously filed as an exhibit to the Company's Form 8-K, as filed with the commission on September 23, 1996, and as amended by Form 8-K/A, as filed with the commission on September 27, 1996.
(4) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended September 30, 1996, as filed with the Commission on November 14, 1996, as amended by Amendment No. 1 on Form 10-QSB/A, as filed with the Commission on December 3, 1996, and as amended by Amendment No. 2 on Form 10-QSB/A, as filed with the Commission on May 23, 1997 (File No. 33-25126-D).
(5) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended December 31, 1996, as filed with the Commission on

      February 14, 1997, and as amended by Amendment No. 1 on Form 10-QSB/A, as filed with the Commission on May 22, 1997 (File No. 33-25126-D).
(6) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended March 31, 1997, as filed with the Commission on May 14, 1997 (File No. 33-25126-D).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(7) Previously filed as an exhibit to the Company's Annual Report to Shareholders on Form 10-KSB for the year ended June 30, 1997, as filed with the Commission on September 26, 1997 (File No. 33-25126-D).
(8) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, as filed with the Commission on October 20, 1997 (File No. 333-38273).
___
XXXXX     Confidential treatment has been requested for portions of Exhibit
          10.13. The copy filed herewith omits the information subject to the confidentiality request. The omitted information has been filed separately with the Securities and Exchange Commission. Omissions are designated as "XXXXX".

REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 1997                 SEPTIMA ENTERPRISES, INC.



                                         _______________________________________
                                         R. Edwin Morgan
                                         President, Chief Executive Officer and
                                         Principal Financial Officer