Form 10QSB
period 1997-12-31
SEPTIMA ENTERPRISES INC
filed 1998-02-13
CIK 842013

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ---------------

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

                                 (561) 624-7299
                           ---------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
               ---------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuers's classes of common equity, as of the latest practicable date: 8,895,629 as of January 30, 1998.

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

                                      INDEX
                                      -----

                                                                           PAGE
PART I:  FINANCIAL INFORMATION                                            NUMBER
-------  ---------------------                                            ------

Item l.  Financial Information:

         Financial Statements of Septima Enterprises, Inc.:

            Balance Sheet as of December 31, l997.............................2
            Statements of Income for the Three Months and the Six
                  Months ended December 31, 1997, and
                  December 31, 1996...........................................3
            Notes to Financial Statements.....................................4

Item 2.  Management's Discussion and Analysis or Plan of Operation............9

PART II: OTHER INFORMATION
-------  -----------------

         Item 1.  Legal Proceedings..........................................12
         Item 2.  Changes in Securities and Use of Proceeds..................12
         Item 3.  Defaults Upon Senior Securities............................13
         Item 4.  Submission of Matters to the Vote of Security Holders......13
         Item 5.  Other Information..........................................13
         Item 6.  Exhibits and Reports on Form 8-K...........................13

Signature....................................................................16

                            SEPTIMA ENTERPRISES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997
                                   (Unaudited)


                                                                   December 31,
                                                                       1997
                                                                  --------------
ASSETS
Current assets
   Cash and cash equivalents                                     $         4,178
   Accounts receivable                                                   185,278
   Inventories                                                           195,225
   Prepaid expenses                                                       48,107
Other current assets                                                        --
                                                                  --------------
         Total current assets                                            432,788
                                                                  --------------
Equipment (net of accumulated depreciation
   of $70,152)                                                            48,331

Other assets
   Technology license (net of amortization of $11,250)                    78,750
                                                                  --------------
         Total assets                                            $       559,869
                                                                  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Note payable to related party                                         337,209
   Accounts payable                                                      464,909
   Stockholder loan                                                       20,000
   Accrued expenses                                                      333,886
   Deposits from customers                                                12,000
   Note payable, bank                                                    100,000
   Inventory Purchase Receiving                                           40,495
   Payroll Taxes Payable                                                   2,658
                                                                  --------------
         Total current liabilities                               $     1,311,157
                                                                  --------------
Stockholders' equity (deficit)
   Preferred stock, no par value, 10,000,000 shares
      authorized, no shares issued                               $          --
   Common stock, no par value, 25,000,000 shares
      authorized, 8,895,629 shares issued and outstanding              1,466,128
   Contributed capital                                                   253,608
   Deferred compensation                                                  (9,407)
   Accumulated (deficit)                                              (2,461,617)
                                                                  --------------
         Total stockholders' equity (deficit)                           (751,288)
                                                                  --------------
         Total liabilities and stockholders' equity (deficit)    $       559,869
                                                                  ==============

   The accompanying notes are an integral part of these financial statements.

                            SEPTIMA ENTERPRISES, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                              Three Months Ended                       Six Months Ended
                                       December 31,         December 31,       December 31,        December 31,
                                           1997                1996                1997                1996
                                       -----------         -----------         -----------         -----------
Sales                                  $    16,739         $   150,800              35,730             150,800
Other income                                    --                  --                  --                  --
                                       -----------         -----------         -----------         -----------
     Total income                           16,739             150,800              35,730             150,800
                                       -----------         -----------         -----------         -----------

Costs and expenses
   Sales returns/adjustments                 1,860                  --               1,860                  --
   Cost of products sold                   103,417              93,649             147,700              93,649
   General & administrative                219,194             303,622             434,318             338,763
   Research & development                      213               8,326                 213              11,519
   Depreciation & amortization               5,444               4,122               9,966               8,287
                                       -----------         -----------         -----------         -----------
     Total expenses                        330,128             409,719             594,057             452,218
                                       -----------         -----------         -----------         -----------
     (Loss) before income taxes
     and other expenses                   (313,389)           (258,919)           (558,327)           (301,418)

Income taxes                                    --                  --                  --                  --
                                       -----------         -----------         -----------         -----------
Net (loss)                             $  (313,389)        $  (258,919)           (558,327)           (301,418)
                                       ===========         ===========         ===========         ===========

Average number of common
   shares outstanding                    8,838,346           8,235,629           8,736,988           8,010,629
                                       -----------         -----------         -----------         -----------

Net (loss) per share                   $   (.03575)        $   (.03143)            (.06420)            (.03763)
                                       ===========         ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1997
(Unaudited)


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

The results of operations for the three month and six month periods ended December 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year 1998.

Employees
---------
All persons working for Septima are paid through Septima. The Company had four compensated employees during the six month period ended December 31, 1997.

Change of Fiscal Year
---------------------

The Company changed its fiscal year from June 1 through May 31 of each calendar year to July 1 through June 30 of each calendar year commencing with the fiscal year ended June 30, 1996.

Revenue Recognition
-------------------
The Company recognizes revenue when the product is manufactured and shipped to the customer. For the six months ended December 31, 1997, the Company had sales of $35,730.

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1997
(Unaudited)

NOTE C - LINE OF CREDIT - BANK
------------------------------

The Company has a line of credit with a bank providing borrowings up to $100,000 at the bank's prime rate plus 1% (9.5% during the period October 1 through December 31, 1997). The note is payable on demand on April 4, 1998, and accrued interest is payable monthly. Interest expense of $2,428 was incurred for the quarter ended December 31, 1997. The agreement is collateralized by certain assets of an officer of the Company. The balance outstanding on this line of credit as of December 31, 1997, was $100,000.

NOTE D -- COMMON STOCK
----------------------
Private Offering
----------------

The Company issued 400,000 shares of common stock at $1.00 per share in May 1997 in connection with a private placement memorandum dated December 5, 1996. Net proceeds from the offering were $400,000 less related costs of $53,164. The termination date of this offering was December 5, 1997.

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

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1997
(Unaudited)

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

On November 4, 1997, the Company granted an option to the Company's Vice President and Secretary to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable within five years from the date on which the respective rights vest.

On January 9, 1998, the company granted options to three of the Company's employees in recognition of their service to the Company during calendar 1997. The options are as follows: one option for 10,000 shares of the Company's common stock at an exercise price of $0.20 per share, exercisable at any time prior to January 9, 2003, and two options for 5,000 shares each of the Company's common stock at an exercise price of $0.20 per share, exercisable at any time prior to January 9, 2003.

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

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1997
(Unaudited)

NOTE E -- RELATED PARTY TRANSACTIONS (CONTINUED)
------------------------------------------------

The Company entered into a Consulting Agreement with Spark whereby Spark will provide services to the Company as a consultant for a five year period commencing September 10, 1996. Spark will be compensated on a cost plus 10 percent basis for the first year. During the final four years, the compensation will be $250,000 annually, paid quarterly. This Consulting Agreement has been terminated by mutual consent as of January 24, 1998.

Cottonbloom, Inc., a New Mexico corporation and controlling stockholder of Septima, executed an Option Agreement on September 26, 1995, granting Spark the option to acquire at least 51 percent of the outstanding stock of Septima. On or about September 22, 1997, Spark exercised its option, and the first payment, under the Option Agreement, was scheduled to be made on December 26, 1997. On December 24, 1997, an Addendum to the Option Agreement was executed by representatives for Cottonbloom, Inc. and Spark Management Corporation. The Addendum grants Spark Management an extension until March 26, 1998. An additional Addendum to the Option Agreement was executed by representatives for Cottonbloom, Inc. and Spark Management Corporation on January 28, 1998. This additional addendum waives the interest payment due Cottonbloom and the royalties payment due Hensley Plasma Plug Partnership until March 24, 1998, or until negotiations with potential investors have concluded, whichever is sooner. The option stock is held in a voting trust pursuant to the terms of a Voting Trust Agreement dated September 26, 1995. Pursuant to the Option Agreement and the Voting Trust Agreement, Spark possesses the right to vote 4,307,270 shares of Septima common stock, representing what is presently approximately 50% of the outstanding shares of Septima common stock.

Spark has entered into a loan agreement with the Company which allows the Company to borrow up to $500,000 from Spark. This note bears an interest rate of 10%, and interest only payments are due annually on September 1. Also, principal and interest payments are due quarterly based upon a certain amount per product unit sold. The note payable is in default and, therefore, is due on demand and has been reflected as a current liability at December 31, 1997. All unpaid principal and interest is due September 1, 2000. The note is secured by substantially all of the Company's assets. As of December 31, 1997, the principal balance due to Spark by Septima was $337,209. Also, $65,811 of accrued interest was due as of such date.

NOTE F -- COMMITMENTS
---------------------

The Company entered into a Manufacturing and Distribution Agreement dated August 23, 1996, with a company for the territory of Mexico. The company is required to order a minimum number of Products/Inserts per year from Septima Enterprises.

Septima Enterprises, Inc.
Notes to Financial Statements
December 31, 1997
(Unaudited)

NOTE F -- COMMITMENTS (CONTINUED)
---------------------------------

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

Risks Associated with Ongoing Operations of the Company

     The Company is currently operating at a net loss. The Company has, in the past, obtained its working capital through loans from Spark Management Corporation ("Spark") and from a line of credit with 1st United Bank; however, the Company has no ability to draw further funds from either of those facilities. Should new loans or other sources of additional financing not become available to the Company during the quarter, the Company will be unable to adequately fund its continuing operations, and, in such event, the Company will be required to cease its operations at the Lake Park facility.

Results of Operations

     Sales for the six months ended December 31, 1997 were $35,730. Sales in the corresponding period of fiscal 1997 were $150,800. The decrease in sales is largely due to the lack of sales in Mexico and China.

     The Company experienced a net loss of $558,327 for the six months ended December 31, 1997, compared to a net loss of $301,418 in the prior year period. This increase in net loss occurred due to increases in general and administrative expenses, cost of products sold, and the fact that the Company received no significant sales during the six month period ended December 31, 1997.

     General and administrative expenses increased from $338,763 for the six months ended December 31, 1996, to $434,318 for the six months ended December 31, 1997, an increase of 28%. This increase was due to increases in operating costs of the Company's office facility, salary costs for two additional employees, insurance costs, consultants' fees, advertising expenses, and legal fees and other public company expenses incurred during the six month period ended December 31, 1997.

     Cost of products sold for the six month period ended December 31, 1997, were $147,700 compared to $93,649 for the prior year period. This increase is due to increases in manufacturing consulting costs and inventory adjustment costs incurred during the six month period ended December 31, 1997.

     Sales for the six months ended December 31, 1997, were below management's expectations due to lack of sales in Mexico and Asia. Sales in Mexico are very slow as a result of the Mexican distributor not having sufficient capital to advertise or promote the product, and efforts to raise sufficient funds have produced no results to date. Mexico sales have represented approximately 90% of the Company's sales in the last 12 months.

Marketing and Distribution

     On September 23, 1997, a Distribution Agreement for the territory of Australia and New Zealand was signed with RH Performance Products, an Australian sole proprietorship which distributes high performance automotive products in Australia and New Zealand.

     The Company placed advertisements in Hot Rod and Car Craft magazines, both publications of Petersen Publishing Company, L. L. C., during the months of October, November, and December 1997. Advertisements have also appeared in National Dragster, a publication of the NHRA (National Hot Rod Association). In addition, the Company has implemented a site on the World Wide Web (www.directhits.com). These marketing efforts have resulted in sales of the Company's products though not in the volume that the Company initially expected. Sales resulting from the Company's web site have increased each month since the web site's implementation, and the Company believes that sales from this effort will continue to increase at a steady pace.

Liquidity and Capital Resources

     The Company's operations for the six months ended December 31, 1997, were financed by revenues from sales, a $100,000 line of credit from 1st United Bank, Lake Park, Florida, and loans from Spark to the Company. Should new loans or sources of additional financing not become available to the Company by the end of January 1998, the Company will be forced to cease operations.

     As of December 31, 1997, current liabilities exclusive of short-term borrowing and accrued interest totaled $1,145,346. Included in this amount is $160,000 accrued salary for the President and Chief Executive Officer. Also included in the $1,145,346 are $156,676 in consulting fees due to Spark, $108,712 in accrued royalties, $113,077 due for finished goods, and approximately $139,615 in advertising, legal and accounting fees.

     As of December 31, 1997, the balance due to Spark was $337,209 in principal and $65,811 in accrued interest. Septima has drawn $100,000 of the $100,000 line of credit with 1st United Bank.

     As of December 31, 1997, accounts receivable due to Septima totaled $185,278 compared to $233,395 at fiscal year end June 30, 1997. The majority of the current accounts receivable is due from one of the Company's distributors and is now over 90 days past due. The matter has been discussed with the distributor, and he is seeking outside financing or considering selling an interest in his company to raise working capital.

     On December 5, 1996, the Board of Directors authorized a private placement of 1,100,000 shares of Septima common stock at a price of $2.00 per share, the proceeds of which were used for product manufacture, advertising and marketing in the United States. The private placement was revised on April 1, 1997, to sell 2,200,000 shares of Septima common stock at a price of $1.00 per share to reflect current market value and was made by the Company in reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company broke escrow on May 30, 1997, and issued to purchasers 400,000 shares of common stock at a price of $1.00 per share on June 30, 1997. This private placement offering terminated on December 5, 1997.

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

Outlook

     New business opportunities and sources of additional capital are being actively pursued both domestically and internationally. Raising substantial capital is essential to implementing a complete marketing program in the United States. Management will be unable to fund the ongoing operating expenses of the Company or properly market the Company's products unless it succeeds in getting the required funds. While the Company remains optimistic that the required funds needed will be forthcoming, it is projecting that if the needed funds are not received by the end of the third quarter, the Company will be forced to cease operations.

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

     On November 4, 1997, the Company granted an option to the Company's Vice President and Secretary to purchase 50,000 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable within five years from the date on which the respective rights vest.

     On January 9, 1998, the company granted options to three of the Company's employees in recognition of their service to the Company during calendar 1997. The options are as follows: one option for 10,000 shares of the Company's common stock at an exercise price of $0.20 per share, exercisable at any time prior to January 9, 2003, and two options for 5,000 shares each of the Company's common stock at an exercise price of $0.20 per share, exercisable at any time prior to January 9, 2003.

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

     At the Annual Meeting of Shareholders on October 24, 1997, there were present, either by proxy or in person, 5,948,979 shares of Septima's common stock. The number of shares of Septima common stock issued and outstanding on the record date (September 15, 1997) was 8,635,629. The number of shares present at the Annual Meeting constituted 68.89% of the issued and outstanding stock of the Company, which established a proper quorum for such meeting. Of the 5,948,979 shares present at the Annual Meeting, all 5,948,979 shares were voted for the election of the following persons to continue to serve as directors of the Company: Louis S. Camilli, Ronald J. Costello, Roy H. Davidson, Darryl J. Dillenback, and R. Edwin Morgan. With regard to the ratification of the selection of the accounting firm of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending June 30, 1998, of the 5,948,979 shares present, 5,947,954 shares were voted in favor of the ratification, and there were 1,025 shares that abstained from voting.

Item 5.   Other Information

     On January 30, 1998, the Company will file a Form 8-K stating that the following directors resigned from the Board of Septima Enterprises, Inc. effective January 25, 1998: Ronald J. Costello, Roy H. Davidson, and Darryl J. Dillenback.

Item 6.   Exhibits, List and Reports on Form 8-K

Exhibit Index

3.1  Articles of Incorporation of the Company, as amended(8)
3.2  Bylaws of the Company, as amended(8)
4.1  Form of Common Stock Certificate(8)
4.2 Agreement dated August 8, 1997, by and between the Company and First American Financial Group(9)
4.3 Form of Septima Enterprises, Inc. Stock Option Agreement, between the Company and certain of the Optionees, with respect to non-transferable options(9)
4.4 Form of Septima Enterprises, Inc. Stock Option Agreement, as amended, between the Company and certain of the Optionees, with respect to options with limited transferability(9)

Item 6         Exhibits and Reports on Form 8-K (Continued)

9.1 Voting Trust Agreement dated September 26, 1995, by and between Cottonbloom, Inc. And Spark(3)
9.2   Irrevocable Proxy dated May 1, 1995(3)
10.1 Management and Operating Agreement dated April 14, 1995, by and among Spark, the Company and George Hensley(3)
10.2 Option Agreement dated September 26, 1995, by and among Cottonbloom, Inc. and Spark(3)
10.3 Agreement for Assignment of Technology and Patents dated September 26, 1995, by and among Hensley Plasma Plug Partnership and the Company(3)
10.4 Settlement Memorandum dated November 16, 1995, by and among Cottonbloom, Inc., Spark, Hensley Plasma Plug Partnership, Pulsed Power Technologies Co., Ltd., Allan J. Hisey, George Hensley, James Robert Hensley, Raymond Hensley, Francisco Urrea, Jr., David Norvell, Samuel Francis and the Company(3)
10.5 Mutual Release in Full dated December 4, 1995, by and among Cottonbloom, Inc., Spark, Hensley Plasma Plug Partnership, Pulsed Power Technologies Co., Ltd., Allan J. Hisey, George Hensley, James Robert Hensley, Raymond Hensley, Ronald Hensley, Francisco Urrea, Jr., David Norvell, Samuel Francis and the Company(3)
10.6 Manufacturing and Distribution Agreement dated August 23, 1996, by and between the Company and Klaire International, Ltd.(4)
10.7 Manufacturing Agreement dated September 4, 1996, by and between the Company and Carrera Corporation(5)
10.8 Manufacturing and Distribution Agreement dated February 10, 1997, by and between the Company and S.W.R. Industries, Ltd.(7)
10.9 Consulting Agreement dated September 10, 1996, by and between the Company and Spark(6)
10.10 Promissory Note and Security Agreement dated September 9, 1996, by and between the Company and Spark(8)
10.11 Master Licensing Agreement dated September 10, 1996, by and between the Company and Spark(8)
10.12 Employment Agreement dated September 1, 1996, by and between the
      Company and R. Edwin Morgan(8)
10.13 Distribution Agreement dated September 23, 1997, by and between the Company and RH Performance Products(2)
10.14 Addendum dated December 24, 1997, to the Option Agreement by and between Spark Management and Cottonbloom, Inc. dated September 26, 1995(1)
10.15 Addendum dated January 28, 1997, to the Option Agreement by and between Spark Management and Cottonbloom, Inc. dated September 26, 1995(1)
11.1  Statement Regarding Computation of Per Share Earnings(1)
27.1 Financial Data Schedule for three and six months ended December 31, 1997(1)

-----------------------------
(1)   Filed as an exhibit hereto.
(2) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended September 30, 1997, as filed with the Commission on November 14, 1997 (File No. 33-25126-D).

Item 6         Exhibits and Reports on Form 8-K (Continued)

(3) Previously filed as an exhibit to the Company's Annual Report to Shareholders on Form 10-KSB for the year ended May 31, 1996, as filed with the Commission on August 29, 1996 (File No. 33-25126-D).
(4) Previously filed as an exhibit to the Company's Form 8-K, as filed with the commission on September 23, 1996, and as amended by Form 8-K/A, as filed with the commission on September 27, 1996.
(5) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended September 30, 1996, as filed with the Commission on November 14, 1996, as amended by Amendment No. 1 on Form 10-QSB/A, as filed with the Commission on December 3, 1996, and as amended by Amendment No. 2 on Form 10-QSB/A, as filed with the Commission on May 23, 1997 (File No. 33-25126-D).
(6) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended December 31, 1996, as filed with the Commission on February 14, 1997, and as amended by Amendment No. 1 on Form 10-QSB/A, as filed with the Commission on May 22, 1997 (File No. 33-25126-D).
(7) Previously filed as an exhibit to the Company's Quarterly Report to Shareholders on Form 10-QSB for the quarter ended March 31, 1997, as filed with the Commission on May 14, 1997 (File No. 33-25126-D).
(8) Previously filed as an exhibit to the Company's Annual Report to Shareholders on Form 10-KSB for the year ended June 30, 1997, as filed with the Commission on September 26, 1997 (File No. 33-25126-D).
(9) Previously filed as an exhibit to the Company's Registration Statement on Form S-8, as filed with the Commission on October 20, 1997 (File No. 333-38273).

Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six months ended December 31, 1997.

     On January 30, 1998, the Company will file a Form 8-K stating that the following directors resigned from the Board of Septima Enterprises, Inc. effective January 25, 1998: Ronald J. Costello, Roy H. Davidson, and Darryl J. Dillenback.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 6, 1998             SEPTIMA ENTERPRISES, INC.



                                      /s/ R. Edwin Morgan
                                    -------------------------------------------
                                    R. Edwin Morgan
                                    Director, Chairman of the Board,
                                    President and Treasurer