Form 10QSB
period 1998-03-31
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d) OF  THE SECURITIES
---------     EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1998

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
---------     1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                       Commission File Number: 33-25126-D
                                               ----------

                            Septima Enterprises, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                        85-0368333
------------------------------                      ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                  15945 Quality Trail North, Scandia, MN 55073
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (651) 433-3522
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 1, 2000: 8,995,629
                                          -------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                            Septima Enterprises, Inc.

                Form 10-QSB for the Quarter ended March 31, 1998

                                Table of Contents

                                                                           Page
                                                                           ----

Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        18


Part II - Other Information

  Item 1   Legal Proceedings                                                19

  Item 2   Changes in Securities                                            19

  Item 3   Defaults Upon Senior Securities                                  19

  Item 4   Submission of Matters to a Vote of Security Holders              19

  Item 5   Other Information                                                19

  Item 6   Exhibits and Reports on Form 8-K                                 19


Signatures                                                                  19

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheets of Septima Enterprises, Inc. (a Colorado corporation) as of March 31, 1998 and the accompanying statements of operations and comprehensive income for the nine and three months then ended and 1999 and statements of cash flows for the nine months ended March 31, 1998. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                             S. W. HATFIELD, CPA
Dallas, Texas
August 1, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                            Septima Enterprises, Inc.
                                 Balance Sheets
                             March 31, 1998 and 1997

                                   (Unaudited)

                                                                  1998           1997
                                                              -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                   $      --      $    44,238
   Net current assets of discontinued operations                  340,552        237,372
                                                              -----------    -----------
      Total current assets                                        340,552        281,610
                                                              -----------    -----------

Other Assets
   Net other assets of discontinued operations                    113,285        128,261
                                                              -----------    -----------
      Total other assets                                          113,285        128,261
                                                              -----------    -----------

Total Assets                                                  $   453,837    $   409,871
                                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Net current liabilities of discontinued operations         $ 1,319,241    $   876,899
                                                              -----------    -----------
      Total current liabilities                                 1,319,241        876,899
                                                              -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Common stock - No par value
      100,000,000 shares authorized; 8,995,629 and
      8,235,629 shares issued and outstanding, respectively     1,551,128      1,123,198
   Contributed capital                                            203,608        172,008
   Deferred compensation                                           (9,407)          --
   Accumulated deficit                                         (2,610,733)    (1,762,234)
                                                              -----------    -----------
      Total shareholders' equity                                 (865,404)      (467,028)
                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                    $   453,837    $   409,871
                                                              ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                            Septima Enterprises, Inc.
                Statements of Operations and Comprehensive Income
               Nine and Three months ended March 31, 1998 and 1997

                                                             (Unaudited)

                                    Nine months    Nine months    Three months   Three months
                                       ended          ended          ended          ended
                                     March 31,      March 31,      March 31,      March 31,
                                        1998           1997           1998           1997
                                    -----------    -----------    -----------    -----------
Revenues                            $      --      $      --      $      --      $      --
                                    -----------    -----------    -----------    -----------

Expenses                                   --             --             --             --
                                    -----------    -----------    -----------    -----------

Loss from continuing operations
   before income taxes                     --             --             --             --

Provision for income taxes                 --             --             --             --
                                    -----------    -----------    -----------    -----------

Loss from continuing operations            --             --             --             --

Discontinued operations,
   net of income taxes
   Income (Loss) from
     discontinued operations           (707,443)      (348,440)      (149,116)       (47,022)
                                    -----------    -----------    -----------    -----------

Net Loss                               (707,443)      (348,440)      (149,116)       (47,022)

Other comprehensive income                 --             --             --             --
                                    -----------    -----------    -----------    -----------

Comprehensive Income                $  (707,443)   $  (348,440)   $  (149,116)   $   (47,022)
                                    ===========    ===========    ===========    ===========

Loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss
     From continuing operations     $      0.00    $      0.00    $      0.00    $      0.00
     From discontinued operations         (0.08)         (0.04)         (0.02)         (0.01)
                                    -----------    -----------    -----------    -----------
       Total loss per share         $     (0.08)   $     (0.04)   $     (0.02)   $     (0.01)
                                    ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding        8,812,965      8,084,642      8,948,962      8,235,629
                                    ===========    ===========    ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                            Statements of Cash Flows
                    Nine months ended March 31, 1998 and 1997

                                   (Unaudited)

                                               Nine months  Nine months
                                                  ended        ended
                                                March 31,    March 31,
                                                  1998         1997
                                                ---------    ---------
Cash Flows from Operating Activities
   Net loss                                     $(707,443)   $(348,440)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization             24,136       14,092
         Consulting fees and other expenses
            paid with common stock                   --           --
         Change in net assets and liabilities
            of discontinued operations            589,020      373,189
                                                ---------    ---------

Net cash used in operating activities             (94,287)      38,841
                                                ---------    ---------


Cash Flows from Investing Activities                 --           --
                                                ---------    ---------

Cash Flows from Financing Activities
   Proceeds from sale of common stock              30,000         --
                                                ---------    ---------

Net cash provided by financing activities          30,000         --
                                                ---------    ---------

Increase (Decrease) in Cash                       (64,287)      38,841

Cash at beginning of period                        64,287        5,397
                                                ---------    ---------

Cash at end of period                           $    --      $  44,238
                                                =========    =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period              $    --      $    --
                                                =========    =========
      Income taxes for the period               $    --      $    --
                                                =========    =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.

                          Notes to Financial Statements

Note A - Organization and Description of Business

Septima Enterprises, Inc. (Company) was incorporated on September 12, 1988 under the laws of the State of Colorado tor the purpose of acquiring interests in other business entities and commercial technologies. Operations to date have consisted of acquiring capital, evaluating investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, and manufacturing.

The Company initially had a fiscal year ending May 31 and changed to a June 30 year end, effective June 30, 1996. The effect of this change has been reported in previous Annual Reports on Form 10-KSB as filed with the U. S. Securities and Exchange Commission.

During the year ended June 30, 1997, the Company began operations consisting primarily of the sale of Ultra High Power Spark Amplifiers for automotive ignition systems. Sales were primarily to distributors for retail sales to the Mexican and Asian markets on credit terms that the Company established for individual customers. The Company began an unsuccessful marketing campaign to retail customers in the United States.

The Company, due to the unsuccessful nature of its initial operations, ceased all operations in February 1998. In September 1998, creditors of the Company were successful in obtaining a judgment against the Company for unpaid debts. In October 1998, the Company was subject to a Judicial Sale whereby all assets of the Company were sold in satisfaction of the September 1998 judgment. The economic effect of these transactions are reported in the accompanying financial statements as of June 30, 1998 as "discontinued operations". The only remaining identifiable liability of the Company at the satisfaction of the judgment is approximately $125,000 in open trade payables.

The Company has had no operations, assets or liabilities since its fiscal year ended June 30, 1998. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1998.

                            Septima Enterprises, Inc.

Note A - Organization and Description of Business - Continued

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

Note B - Summary of Significant Accounting Policies

1.    Cash and cash equivalents
      -------------------------

      The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.    Accounts receivable
      -------------------

      In the normal course of business, the Company's sales were primarily to distributors for further retail sale into the Mexican and Asian markets on credit terms that the Company established for individual customers. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

3.    Inventories
      -----------

      Inventories were comprised of finished goods and were stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

4.    Property and Equipment
      ----------------------

      Property and equipment was stated at cost. Depreciation was calculated on the straight-line method over the estimated useful lives of 5-7 years.

5.    Technology license
      ------------------

      The Company's acquired technology license is recorded at historical cost and was amortized on the straight- line basis using an estimated life for the technology license of five years.

6.    Impairments
      -----------

      The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, the technology license is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of that asset may not be recoverable.

                            Septima Enterprises, Inc.

Note B - Summary of Significant Accounting Policies - Continued

7.    Revenue recognition
      -------------------

      The Company recognized revenue when the product was shipped to the respective customer.

8.    Research and development
      ------------------------

      Research and development costs were charged to expense as incurred.

9.    Advertising costs
      -----------------

      The Company followed the policy of charging advertising costs to expense as incurred.

10.   Stock-based compensation
      ------------------------

      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non- employees.

      However, the new standard allows compensation to employees to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply to the intrinsic value based method of accounting for stock options issued to employees.
      Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation expense has been recorded in the accompanying statements of operations related to stock options issued to employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

11.   Income taxes
      ------------

      Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                            Septima Enterprises, Inc.

Note B - Summary of Significant Accounting Policies - Continued

12.   Net earnings (loss) per common share
      ------------------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1998 and 1997, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

Note C - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments: Cash, accounts receivable and accounts payable, The carrying amounts approximated fair value because the demand nature of these instruments; . Notes payable, bank, The carrying amounts approximated fair value as the rates and maturities of the notes were similar to market value for similar notes with similar collateral requirements, Note payable to related party, It was not practicable to estimate the fair value of the note payable to related party due to the relationship of the parties involved.

Note D - Going Concern Uncertainty and Discontinued Operations

The Company had incurred recurring losses and experienced cash flow problems. These factors raised substantial doubt about the Company's ability to continue as a going concern without new capital investment to complete the development, manufacture and marketing of its products. The Company was then obtaining its working capital through loans from Spark Management and from a line of credit with a financial institution. Should these credit facilities not be available to the Company in the future, there was no assurance that the Company would be able to raise sufficient capital from other sources to adequately fund the operations of the Company. The viability of the Company as a going concern depended upon the willingness of Spark to continue to advance funds to the Company through a series of loans or the Company's ability to obtain sufficient funds elsewhere until the Company was able to generate revenues from the sale of its products. There were no assurances that the Company will be able to raise sufficient capital should Spark cease loaning funds to the Company.

The Company, due to the unsuccessful nature of its initial operations, ceased all operations in February 1998. In September 1998, creditors of the Company were successful in obtaining a judgment against the Company for unpaid debts. In October 1998, the Company was subject to a Judicial Sale whereby all assets of the Company were sold in satisfaction of the September 1998 judgment. The economic effect of these transactions are reported in the accompanying financial statements as of June 30, 1998 as "discontinued operations". The only remaining identifiable liability of the Company at the satisfaction of the judgment is approximately $125,000 in open trade payables.

                            Septima Enterprises, Inc.

Note D - Going Concern Uncertainty and Discontinued Operations - Continued

The results of the Company's operations for the respective periods presented are reported as a component of discontinued operations in the accompanying statements of operations. Additionally, the respective gain or loss incurred on the sale of the Company's operations are also presented separately as a component of discontinued operations.

Summarized results of operations for the disposed operations for the years ended June 30, 1998 and 1997, respectively, are as follows:

                                                     June 30,       June 30,
                                                      1998           1997
                                                    ---------      ---------
         Net sales                                  $  38,127      $ 474,723
                                                    =========      =========
         Operating income (loss)                    $(410,860)     $(447,649)
                                                    =========      =========
         Loss from discontinued operations          $(410,860)     $(447,649)
                                                    =========      =========


Note E - Property and Equipment

Property and equipment consisted of the following at June 30, 1998 and 1997, respectively:

                                                      1998           1997
                                                    ---------      ---------
           Office equipment                         $    --        $  15,350
           Manufacturing and testing equipment           --           89,587
                                                    ---------      ---------
                                                         --          104,937
           Less accumulated depreciation                 --         (62,108)
                                                    ---------      ---------

           Net property and equipment               $    --        $  42,829
                                                    =========      =========


Note F - Preferred Stock

For periods prior to December 21, 1998, the Company was authorized to issue up to 10,000,000 shares of no par value preferred stock. No terms are stated as to dividend, liquidation or other rights applicable to these shares. On December 21, 1998, the Company amended its Articles of Incorporation to eliminate all previously authorized preferred stock. No shares of this type had ever been issued by the Company.

Note G - Common Stock Transactions

On December 21, 1998, the Company amended its Articles of Incorporation to allow for the issuance of up to 100,000,000 shares of no par value common stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

The Company issued 400,000 shares of common stock at $1 per share in May, 1997 in connection with a private placement memorandum dated December 5, 1996. Net proceeds from the offering were $400,000, less related costs of $53,164. The expiration date of this memorandum was December 5, 1997.

                            Septima Enterprises, Inc.

Note G - Common Stock Transactions - Continued

On September 9, 1997, the Company entered an agreement with a New Mexico based law firm whereby the Company issued 10,000 restricted, unregistered shares of the Company's common stock as full and complete payment of law firm's charges for services The shares were physically issued on October 28, 1997. These shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. These shares of common stock are restricted securities as defined in Rule 144(a)(3) and may be sold only in compliance with Rule 144, pursuant to another applicable exemption from registration under the Securities Act, or pursuant to an effective Securities Act registration statement.

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

On October 20, 1997, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement registered 867,000 shares of the Company's common stock, reserved for issuance and delivery pursuant to options granted to a marketing consultant and options awarded to certain of the Company's current and former employees, directors, consultants and advisors between February 22, 1994 and May 19, 1997. No shares under this Registration Statement have been sold or otherwise issued.

On February 12, 1998, the Company sold an aggregate 100,000 shares of restricted, unregistered common stock to two unrelated individuals at a price of $0.30 per share for gross proceeds of approximately $30,000. There were no direct expenses related to the sale of these securities. The shares were physically issued in March 1998. These shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. These shares of common stock are restricted securities as defined in Rule 144(a)(3) and may be sold only in compliance with Rule 144, pursuant to another applicable exemption from registration under the Securities Act, or pursuant to an effective Securities Act registration statement.

Note H - Stock Options

Non-employees
-------------

Using stock bonuses and awards, 75,000 shares of the Company's common stock, valued at $1.00 per share, were issued to a marketing company and related parties during the fiscal year ended May 31, 1996. Under stock options, related parties were granted or resolved to be granted five year options to acquire 735,000 shares of the Company's common stock at $1.00 per share. The Company has developed a compensation arrangement whereby a marketing consultant will be granted, upon quarterly review by the Company, the option to purchase 160,000 total shares at $1.00/share for fiscal quarters ending July 1, 1996 until January 1, 1999. The grant is for 25,000 shares for each of the first four quarters and 7,500 shares for each of the subsequent eight quarters. The Company has estimated the fair value of these options at $25,000. At June 30, 1998, $9,407 has not yet been earned by the consultant, and accordingly has been reflected as a reduction of stockholders' equity. The Company recognized expense associated with these options of $16,797 during the year ended June 30, 1997.

                            Septima Enterprises, Inc.

Note H - Stock Options - Continued

Non-employees - continued
-------------

The Company has developed a compensation arrangement with a manufacturing consultant. The Company has granted options to purchase 25,000 total shares at $1.00 per share. These options vest monthly starting June 1, 1997 at 4,000 shares per month until November 1, 1997 at which date the final 5,000 shares vest. The Company has estimated the fair value of these options at $6,600. The Company recognized expense associated with these options of approximately $5,544 and $1,056, respectively, for the years ended June 30, 1998 and 1997.

Employees and Directors
-----------------------

In September 1996, the Company granted 17,000 options to purchase common stock for $0.50 per share to two employees at any time prior to September 2001. These options are fully vested as of grant date.

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

On January 9, 1998, the Company's Board of Directors granted options to purchase up to an aggregate of 20,000 shares of the Company's common stock at a price of $0.20 per share to three individuals serving as officers or key employees of the Company. These options may be exercised at any time prior to January 9, 2002.

On November 4, 1997, the Company's Board of Directors granted an option to purchase up to 50,000 shares of the Company's common stock at an exercise price of $1.00 per share to an individual who was appointed to be a Vice President of the Company. This option may be exercised at any time prior to November 4, 2002.

On January 25, 1999, the Company's Board of Directors granted an option to purchase up to 705,000 shares of the Company's common stock at $1.00 per share to an individual who was formerly a Company officer, Spark Management
Corporation and another related entity. These options may be exercised at any time through January 25, 2005.

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 6 years as of June 30, 1997. A reconciliation of the Company's stock option activity, and related information, for the years ended June 30, 1998 and 1997 is as follows:

                            Septima Enterprises, Inc.

Note H - Stock Options - Continued

                                             1998                   1997
                                    ---------------------  ---------------------
                                                 Weighted               Weighted
                                                 average                 average
                                      Number     exercise    Number     exercise
                                    of options    price    of options    price
                                    ---------   ---------  ---------   ---------

Outstanding at beginning of year    1,484,500   $    0.83    870,000   $    1.00
   Granted                             70,000   $    0.77    614,500   $    0.58
   Exercised                         (250,000)  $    0.20       --          --
   Expired/Forfeited                     --          --         --          --
                                    ---------              ---------

Outstanding at end of year          1,304,500   $    0.94  1,484,500   $    0.83
                                    =========              =========

The Company applies Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for the stock options issued to employees discussed above. Had compensation cost for the Company's stock options issued to employees been determined based on the fair value at the grant dates for awards under the Plan, the Company's reported net loss for the years ended June 30, 1997 would have been increased to the pro forma amounts shown below

Net loss:  As reported                      $(447,649)
           Pro forma                        $(576,907)

Net loss per share:  As reported              $(0.05)
                     Pro forma                $(0.07)

The following table summarizes information about the stock options at June 30, 1998

                                                              June 30, 1998
                                                        ------------------------
                                              Exercise     Number       Number
  Expiration Date                              Price    Outstanding  Exercisable
  ---------------                             --------  -----------  -----------
  September 2006                               $0.20        62,500      62,500
  January 2003                                 $0.20        20,000      20,000
  September 2001                               $0.50        17,000      17,000
  Various from February 1999 to January 2004   $1.00     1,205,000   1,205,000
                                                         ---------   ---------

                                                         1,304,500   1,304,500
                                                         =========   =========
Note I - Related Party Transactions

The various transactions by and between the Company and Spark Management Corporation were canceled and set aside as a result of a Civil lawsuit commenced by Spark Management Corporation, who took a judgment against the Company and all of its operating assets on September 24, 1998. A Judicial Sale was held on October 24, 1998 to satisfy this judgment. Accordingly, due to the timing of these events, the operations and assets of the Company have been reflected as "discontinued operations" in the accompanying financial statements and treated as if they had been disposed of on June 30, 1998.

                            Septima Enterprises, Inc.

Note I - Related Party Transactions - Continued

Note payable
------------

Spark Management Corporation ("Spark") entered into a loan agreement with the Company. Spark is owned by two directors of the Company. This loan agreement allows for borrowings up to $500,000. This note bears an interest rate of ten percent and interest only payments were due annually on September 1. Also, principal and interest payments were due quarterly based upon a certain amount per product unit sold. The note payable is in default and was due on demand and has been reflected as a current liability at June 30, 1997. All unpaid principal and interest is due September 1, 2000. The note is secured by secured interest in substantially all of the Company's assets. As of June 30, 1997, the balance due to Spark by the Company was approximately $337,209 and approximately $48,948 of accrued interest was due.

Consulting Agreement with Spark Management Corporation
------------------------------------------------------

The Company entered into a Consulting Agreement with Spark Management Corporation. Spark will provide services to the Company as a consultant for a five year period commencing September 10, 1996. Spark will be compensated on a cost plus 10 percent basis for the first year. During the final four years, the compensation will be $250,000 annually, paid quarterly. Included in accounts payable at June 30, 1997 is approximately $113,000 related to this agreement.

Option Agreement
----------------

On September 26, 1995, Spark Management Corporation filed a Form 13-D Registration Statement related to its ownership of the common stock of the Company. Cottonbloom, Inc., a New Mexico Corporation and controlling stockholder of Septima, executed an option Agreement on September 26, 1995, granting Spark the option to acquire at least 51 percent of the outstanding stock of the Company. The option was to expire on September 26, 1997. While the option was outstanding, the option stock was held in a voting trust, pursuant to the terms of a Voting Trust Agreement dated September 26, 1995. On or about September 22, 1997, Spark exercised its option, and the first payment was scheduled to be made on December 26, 1997. Spark possesses the right to vote all the option stock prior to the expiration of the option. Pursuant to the Option Agreement and the Voting Trust Agreement, Spark possesses the right to vote 4,307,270 shares of the Company's common stock, representing what is presently approximately 50 percent of the outstanding shares of the then issued and outstanding common stock.

Assignment of technology and patents
------------------------------------

Under an Agreement for Assignment of Technology and Patents, entered into September 26, 1995, the Company was scheduled to make royalty payments to Hensley Plasma Plug Partnership, a partnership related to Cottonbloom through common ownership, for as long as one or more patents remain in effect according to the following schedule: 1) a royalty of four percent (4%) of adjusted gross revenues realized from the sale of products which first total one (1) million dollars; plus 2) a royalty of three percent (3%) of adjusted gross revenues realized from the sale of products which next total one (1) million dollars; plus 3) a royalty of two percent (2%) of adjusted gross revenues realized from the sale of products which next total one (1) million dollars; plus 4) a royalty of one percent (1%) of all adjusted gross revenues realized form the sale of products thereafter. During the first two years of the agreement, there are no minimum royalty payments. The minimum royalty payment for year three is $100,000 and the minimum for years four and beyond is $150,000. The agreement is cancelable if Spark does not execute the option agreement with Cottonbloom. Royalty expense for the year ended June 30, 1997 amounted to $18,989. There was no royalty expense in 1998.

                            Septima Enterprises, Inc.

Note I - Related Party Transactions - Continued

Master Licensing Agreement
--------------------------

Spark entered into a Master Licensing Agreement dated September 10, 1996, with the Company which culminated an understanding between the parties reached in September 1995. The Company acquired developments, information, proprietary rights and trade secrets collectively referred to as Ignition Systems and Processes. The Agreement will terminate ten years following the last expired patent acquired by Spark. Also, this Agreement is subject to termination or cancellation by both parties based upon various circumstances explained in the Agreement. In consideration of the Agreement, Spark received 450,000 shares of restricted, unregistered common stock of the Company. The Company has recorded the License Agreement as an asset based upon the estimated fair market value of the common stock at the time the understanding was reached. Also, the Company will pay Spark $1.00 for each Product/Insert sold up to 1,000,000 units; $0.50 for each Product/Insert on the next million aggregate units sold, and $0.25 for each Product/Insert sold thereafter. Included in accrued expenses is approximately $94,000 related to this agreement at June 30, 1997.

Note J - Income Taxes

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of June 30, 1998 and 1997, respectively:

                                                             1998        1997
                                                             -------     -------
       Deferred tax assets
         Research and development expenditures
           capitalized for tax purposes                      $     -   $ 37,795
         Net operating loss carryforwards                    305,000    367,975
                                                             -------    -------
                                                             305,000    405,770
       Deferred tax liability
         Difference in statutory depreciation methods              -     (9,674)
                                                             -------    -------

       Net deferred tax asset                                305,000    396,096
       Less valuation allowance                             (305,000)  (396,096)
                                                             -------    -------

       Net Deferred Tax Asset                                $     -   $      -
                                                             =======    =======

The Company has net operating loss carryforwards of approximately $1,000,000 as of June 30, 1998. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                            Septima Enterprises, Inc.

Note K - Commitments

The Company entered into a Manufacturing Agreement dated September 4, 1996. The Company engaged the manufacturer as its exclusive producer for the entire requirements for the product produced in the United States. Under this agreement, the manufacturer is responsible for defects in workmanship. The initial term is for four (4) years automatically renewable for one (1) year periods. The Company entered into a Manufacturing and Distribution Agreement dated August 23, 1996, with a company for the territory of Mexico. The Company entered in a Distribution Agreement dated February 10, 1996, with a company for the territories of China and Taiwan. The foreign distributors of the Company's products are required to order a minimum number of products per year from the Company, starting in the second contract year and beyond.

Note L - Significant Customer

Sales for the year ended June 30, 1997 include sales of $440,436 to a major customer. Accounts receivable from this customer was $232,350 at June 30, 1997.

                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)    General comments

Septima Enterprises, Inc. (Company) was incorporated on September 12, 1988 under the laws of the State of Colorado tor the purpose of acquiring interests in other business entities and commercial technologies. Operations to date have consisted of acquiring capital, evaluating investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, and manufacturing.

During the year ended June 30, 1997, the Company began operations consisting primarily of the sale of Ultra High Power Spark Amplifiers for automotive ignition systems. Sales were primarily to distributors for retail sales to the Mexican and Asian markets on credit terms that the Company established for individual customers. The Company began an unsuccessful marketing campaign to retail customers in the United States.

The Company, due to the unsuccessful nature of its initial operations, ceased all operations in February 1998. In September 1998, creditors of the Company were successful in obtaining a judgment against the Company for unpaid debts. In October 1998, the Company was subject to a Judicial Sale whereby all assets of the Company were sold in satisfaction of the September 1998 judgment. The economic effect of these transactions are reported in the accompanying financial statements as of June 30, 1998 as "discontinued operations". The only remaining identifiable liability of the Company at the satisfaction of the judgment is approximately $125,000 in open trade payables.

The Company has had no operations, assets or liabilities since its fiscal year ended June 30, 1998. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

(3)    Results of Operations, Liquidity and Capital Resources

As of the date of this filing, the Company has no operations, assets or liabilities. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The Company is currently seeking a suitable merger or acquisition candidate.

Part II - Other Information

Item 1  - Legal Proceedings

       None

Item 2  - Changes in Securities

       On February 12, 1998, the Company sold 50,000 shares of restricted, unregistered common stock each to Thomas F. Dansbury and Anthony J. Falzone at a price of $0.30 per share for gross proceeds of approximately $30,000. There were no direct expenses related to the sale of these securities. The shares were physically issued in March 1998. These shares of common stock were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. These shares of common stock are restricted securities as defined in Rule 144(a)(3) and may be sold only in compliance with Rule 144, pursuant to another applicable exemption from registration under the Securities Act, or pursuant to an effective Securities Act registration statement.

Item 3  - Defaults on Senior Securities

       None

Item 4  - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5  - Other Information

       None

Item 6  - Exhibits and Reports on Form 8-K

       Exhibit 23.1 - Consent of Independent Certified Public Accountants
       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K - None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Septima Enterprises, Inc.


August    1   , 2000                                   /s/ Gregory Johnson.
       -------                                         -------------------------
                                                                 Gregory Johnson
                                                          President and Director