Form 10KSB
period 1998-06-30
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

U. S. SECURITIES AND EXCHNAGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

[x]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXHNAGE ACT OF 1934

                For the fiscal year ended June 30, 1998

[ ]             TRANSISITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                  to
                                               ----------------    -------------

                       Commission File Number 33-25126 - D
                                              ------------

                            SEPTIMA ENTERPRISES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


         Colorado                                          85-0368333
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employee Identification No.)
Incorporation or Organization)

                  15945 Quality Trail North, Scandia, MN 55073
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (651) 433-3522
                                -----------------
               Registrant's telephone number, including area code

Securities registered under Section 12 (b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

         Check whether the issuer has (1) filed all reports required to be files by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2)
has been subject to such filing  requirements  for the past 90 days. Yes   No X
                                                                        ---  ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended June 30, 1998, were $38,127.

         As of August 1, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates computed by reference to the average bid and asked price of $0.01 for such stock as of such date was $27,521.45

         As of August 1, 2000, there were 8,995,629 shares of Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format :  Yes   No X
                                                             ---  ---

                                TABLE OF CONTENTS
                                -----------------
                                                                    Page No.

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                              3

         ITEM 2.  DESCRIPTION OF PROPERTY                              4

         ITEM 3.  LEGAL PROCEEDINGS                                    4

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITIY HOLDERS                                 4

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS                      4

         ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                 6

         ITEM 7.  INDEX TO FINANCIAL STATEMENTS                       10

         ITEM 8.  CHANGES AND DISAGREEMENTS WITH
                  ACCOUNTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES                               10

PART III

         ITEM 9.  OFFICERS AND DIRECTORS                              10

         ITEM 10.   EXCEUTIVE COMPENSATION                            11

         ITEM 11.  SECURITY OWNERSHIP OF CERTIN BENEFICIAL
                    OWNERS AND MANAGEMENT                             11

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS.                                     12

         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                   13

SIGNATURES                                                            14

                  Caution Regarding Forward-Looking Information
                  ----------------------------------------------

This annual report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Septima Enterprises, Inc. (the "Company"," Septima" or "Registrant") was incorporated under the laws of the State of Colorado on September 12, 1988. The Company was formed for the purpose of creating a corporate vehicle to locate and acquire by merger, acquisitions or otherwise, an interest or interests in private business entities seeking relationship with a public company. The Company became operational during the second quarter ended December 31, 1996, and began making sales on October 16, 1996.

         In 1995, Septima was a company whose only assets were laboratory equipment and licenses. During 1996, Spark Management Corporation ("Spark"), a Pennsylvania corporation, negotiated control of Septima. Under the leadership of Spark, Septima had been brought current on all legal and financial requirements.

         The Company obtained a product, Direct Hits/TM/. It was a bipolar, coaxial, high-voltage capacitor derived from electromagnetic and pulsed power technology. The Company developed two different models for its product line. The Model S-100 was intended for the automotive market, while the S-80 is marketed to the recreation vehicle markets such as motorcycles, marine outboards and jet skis. This unique new patented high-power capacitor dramatically increases the performance of spark initiated internal combustion engines. The market sought had been the global automotive market, though the product could be used in yachts, motorcycles and other combustion engines.

         The Company had began marketing its product, Direct Hits/TM/, in 1996. A Manufacturing and Distribution Agreement for the territory of Mexico was signed with Klaire International, Ltd., an international company with operations in the United States and Mexico. Klaire, through their Mexican affiliate, Urvana International, tested the product in August 1996 at Consa Ford in Mexico City, where the emission test results were immediate and conclusive.

         In February 1997 a Manufacturing and Distribution Agreement for the Territory of China, Taiwan, Macao and Hong Kong had been signed with S. W. R. Industries, Ltd. In June 1997 the Moviemiento Ecologista Mexicano, A. C. endorsed the product which was known as "Avispon" in Mexico.

         In September 1996 the Company had entered into an exclusive Manufacturing Agreement with Carrera Corporation, Latrobe Pennsylvania wherein said Company was designated as the exclusive produced for Septima's product for an initial term of four years.

         The Company, due to the unsuccessful nature of its initial operations, ceased all business in February 1998. In September 1998, Sparks Management Corporation filed a Civil Suit in The Circuit Court of The Fifteenth Judicial Circuit, in and for Palm Beach County, Florida, and obtained a Judgement against Septima in the amount of $1,231,485. On October 16, 1998 a Writ of Garnishment was served on First Union National Bank. Subsequent thereto, on October 22, 1998, a Judicial Sale of all of the assets of the Company was performed to satisfy the Judgement.

         The Company has had no operations, assets or liabilities since its fiscal year ended in June 30, 1998. Accordingly, the Company is dependant upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. Adoption of New Business Plan and Actions Relating thereto.

         To remedy this situation, and to get Septima back as a full reporting company, the Board determined that specific actions were required which had the possibility of returning value to the shareholder of Septima. In conjunction therewith the Board of Directors on June 27, 2000 entered into an Agreement with
M. D. Price, Jr., acting as Escrow Agent ("Price"), whereby the Board agreed that it would deliver to Price 4,916,876 shares of common stock to Price, currently held by Richard Urrea (the President and sole Director at that time) and other insiders. This transfer has not been completed as of the date hereof. Price agreed to seek and obtain a suitable merger or acquisition agreement with an on-going privately owned business; engage a qualified public accounting firm to audit the corporate financial records; validate the corporation's corporate status and facilitate the filing of all delinquent reports with the U. S. Securities and Exchange Commission. Price in addition agreed to attempt to settle the Company's remaining outstanding liabilities, believed to be approximately $60,000.

         As the next step, the Board of Directors, consisting of Richard Urrea, all other Directors having resigned, on July 12, 2000 appointed new Directors, consisting of Gregory Johnson, Richard Heidmann and Paul Nichols. Mr. Urrea then resigned. New Officers were then elected consisting of Gregory Johnson, President and Chief Executive Officer; Robert Heidmann, Vice-President; Paula Nichols, Secretary/Treasurer and Chief Financial Office.

INTELLECTUAL PROPERTY

         All Intellectual Property of the Company was sold under Judicial Sale in October 1998.

ITEM 2.      DESCRIPTION OF PROPERTY

         The Company has no Office space under lease at this time. It principal office had been in Lake Park, Florida, which was occupied until the later part of 1998. Currently the Company's principal office is being maintained, at no cost to the Company, in the Office of the Company's General Counsel, at 15945 Quality Trail North, Scandia, MN 55073.

ITEM 3.      LEGAL PROCEEDINGS

         As of June 30, 1998 the Company was subject to a Civil Suit commenced by Sparks Management Corporation who took a Judgement against the Company. A Judicial sale of all of the Company's assets was conducted in October 1998 to satisfy this Judgement. There are no continuing obligations of the Company as a result of this litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no shareholder meeting and no matters were submitted to the security holders for a vote suring the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

         As of June 30, 1999 there were 8.995,629 shares of no par value common stock (the "Common Stock") of the Company outstanding and owned of record by 192 shareholders of record and Cede has 801,136 shares represented by 46 separate certificates. On December 21, 1998 the Company amended its Articles of
Incorporation to eliminate all previously authorized preferred stock and increased its authorized capitalization from 10,000,000 shares to 100,000,000 shares. Since May 1995 the Company's Common Stock has been publicly traded on the National Association of Securities Dealers electronic bulletin Board System under the symbol "SEPP".

         The following Table sets forth the range of high and low prices per share of Common stock for each of the periods indicated.



                                                           High     Low

         FY 1997-1998 by quarter:
                  Quarter Ended September 30, 1996         1.75     .75
                  Quarter Ended December 31, 1996          1.50     .57
                  Quarter Ended March 31, 1997             1.00     .9375
                  Quarter Ended June 30, 1997              1        .875

         FY 1997-1998 by quarter
                  Quarter Ended September 30, 1997          .25     .25
                  Quarter Ended December 31, 1997           .125    .125
                  Quarter Ended Marc 31, 1998               .25     .0156
                  Quarter Ended June 30, 1998               .065    .065

         The Company has issued the following Options to purchase shares of its Common Stock, in the amounts and price as indicated and for the periods as set out:

NAME                 NO. OF OPTIONS    EXERCISE PRICE    EXPIRATION DATE
----                 --------------    --------------    ---------------
Spencer                  25,000            $1.00            10/16/00
Hisley                   25,000             1.00            11/15/00
Casler                  200,000             1.00            9/9/01
Miller                   12,500             1.00            9/30/01
Darling                   4,500             0.50            10/1/01
Baker                    25,000             1.00            5/18/02
Dillenback               20,000             1.00            9/9/02
Darling                  50,000             1.00            11/4/02
Costello                 20,000             1.00            12/13/02
Davidson                 20,000             1.00            12/13/02
Darling                  10,000             0.20            1/9/03
Kiang                     5,000             0.20            1/9/03
Morgan                    5,000             0.20            1/9/03
Cambro Construction      35,000             1.00            1/25/04
R. Edwin Morgan         350,000             1.00            1/25/04
Spark Management        340,000             1.00            1/25/04
Canilli                  62,500             0.20            1/31/04

         In addition the Company entered into a Mutual Release of all claims, demands, causes of action, right, costs, judgement, fees, expenses and any other liabilities of every kind and nature now or hereafter existing with Spark Management Corporation on January 25, 1999. In consideration for the Release Septima granted an Option to Spark to purchase 340,000 shares at $1.00 per share.

         The same type of Mutual Release was entered into on January 25, 1999 between Septima and R. Edwin Morgan for right to purchase 330,0000 shares at $1.00 per share.

         The same type of Mutual Release was entered into on January 25, 1999 between Cambro Construction and Septima wherein Cambro has the right to purchase 35,000 shares at $1.00 per share.

COMMON STOCK TRANSACTIONS

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

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

         The current management group intends to actively to seek, investigate and, if warranted, acquire an interest in one or more business opportunities or ventures. As of the date hereof, the Registrant has divested itself of all operating assets and has no business opportunities or ventures under contemplation for acquisition but proposes to investigate potential opportunities in the form of investors or entrepreneurs with a concept which has not yet been placed in operation, or in the form of firms which are developing companies in need of limited additional funds for expansion into new products or services, and which are seeking to develop a new product or service. The Registrant may also seek out established businesses which may be experiencing financial or operational difficulties and are in need of the limited additional capital the Registrant could provide. The Registrant anticipates that it will seek to merge with an existing business. After the merger, the surviving entity will be the Registrant (Septima Enterprises, Inc.); however, management from the acquired entity will in all likelihood operate the Registrant. There is, however, a remote possibility that the Registrant may seek to acquire and operate an ongoing business, in which case the existing management might be retained. Due to the absence of capital available for investment by the Registrant, the types of businesses seeking to be acquired by the Registrant will no doubt be smaller and higher risks of businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Registrant's ability to acquire any business of substance may be extremely limited.

         During July-August 2000, the Registrant will experience a change in control due a change in management and the acquisition of 5,000,0000 shares of common stock of the Registrant by M. D. Price, Jr., Escrow Account.. It is the intent of the then controlling shareholder and management to continue seeking a suitable situation for merger or acquisition. Further, the Registrant is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

         The Registrant does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

         It is anticipated that business opportunities will be available to the Registrant and sought by the Registrant from various sources, throughout the United States and Canada, including its Officers and Directors, professional advisors such as attorneys, accountants, securities broker(s)/dealer(s), venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. The Registrant also anticipates soliciting proposals through financial periodicals and newspapers. The reason for this approach is to attract the most favorable business opportunities and ventures available. Management believes that business opportunities and ventures will become available to it following the effective date of this Registration Statement, due to a number of factors, including, among others: a) Management's willingness to enter into unproven, speculative ventures; b) Management's contacts and acquaintances; and, c) the Registrant's flexibility with respect to the manner in which it may structure potential financing and/or acquisitions. However, there is no assurance that the Registrant will be able to structure or finance and/or acquire any business opportunity or venture.

Operation of the Registrant
---------------------------

         The Registrant intends to search throughout the United States and Canada for a merger/acquisition candidate, however, because of the lack of capital, the Registrant believes that the merger/acquisition candidate will be conducting business within a limited geographical area. In the event of a consummation of a merger or acquisition with a suitable candidate, it is highly probable that the Registrant's principal offices will be relocated to the existing office of the merger or acquisition candidate. Further the Registrant may also have offices at such other places as the Board of Directors may from time to time determine or the future business, subsequent to the consummation of a merger or acquisition of the Registrant may require. to the consummation of a merger or acquisition, of the Registrant may require.

         At the present time, all corporate records will be maintained at 15945 Quality Trail North, Scandia, Minnesota 55073 and it is anticipated that all reasonably predictable future shareholder meetings will take place in Minnesota.

         The Officers and Directors will personally seek acquisition/merger candidates and/or orally contact individuals or broker(s)/dealer(s) and advise them of the availability of the Registrant as an acquisition candidate. The Officers will review material furnished them by the proposed merger/acquisition candidate and decide if a merger/acquisition is in the best interests of the Registrant and its shareholders. The proposed merger/acquisition will then be submitted to all the Registrant's shareholders.

         The Registrant may also employ outside consultants, however, no such consultants will be engaged until a merger/acquisition candidate has been targeted by the Registrant. Management believes that it is impossible to consider the specific criteria that will be used to hire consultants; however, several of the criteria may include the consultant's relevant experience, the services to be provided, the term of service required by the Registrant. In prior situations, management has not used any specific outside consultants and cannot predict the probability that management will recommend any specific consultant(s) for future use. As of the filing of this document, the Registrant has not had any discussions with or executed agreements with any outside consultants.

         Other than disclosed herein, there are no other plans for accomplishing the business purpose of the Registrant.

Selection of Opportunities
--------------------------

The analysis of new business opportunities will be undertaken by or under the supervision of the Officers and Directors of the Registrant, none of whom is a professional business analyst or has any previous training or experience in business analysis. Inasmuch as the Registrant will have no funds available to it in its search for business opportunities and ventures, the Registrant will not be able to expend significant funds on a complete and exhaustive investigation of such business opportunity. The Registrant will, however, investigate, to the extent believed reasonable by Management, such potential business opportunities or ventures.

         As a part of the Registrant's investigation, the Officers and Directors will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Registrant's limited financial resources and management and technical expertise.

         Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Registrant will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which the projections were based; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; and, other information deemed relevant.

         It  is  anticipated  that  the   investigation  of  specific   business
opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the costs incurred.

         The Registrant will have unlimited flexibility in seeking, analyzing, and participating in business opportunities. In its efforts, the Registrant will consider the following kinds of factors:

         a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

         b) Competitive position as compared to other firms engaged in similar activities;

         c) Strength of the merger/acquisition candidate's management;

         d) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

         e) Other relevant factors.

         Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that due to the Registrant's limited capital available for investigation and management's limited experience in business analysis, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         The Registrant has not had any substantive conversations and is not currently engaged in substantive discussions related to a proposed merger or acquisition and, further, is unable to predict when it may identify or participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

         As of August 1, 2000, management has not identified any entity in which a current officer, director or significant shareholder has a direct or indirect ownership interest as a potential merger or acquisition candidate. Existing corporate policy is silent to this situation; however, it is the intent of management to seek candidates in which current directors, officers and/or significant shareholders do not have direct or indirect ownership interests.

         Further, the consummation of a merger or acquisition transaction may or may not involve the sale of shares of common stock currently held by members of management, directors or significant shareholders. The terms and conditions related to any potential sale of these shares may or may not be made available to other minority or non-controlling existing shareholders of the Registrant.

         Prior to the consummation of any merger or acquisition, the Registrant will request the approval of the existing shareholders. Accordingly, all shareholders will be provided with the pertinent information related to the proposed merger or acquisition, including audited financial statements, concerning the proposed target company of the merger or acquisition.

         Additionally, the Registrant will be subject to all disclosure and reporting requirements of The Securities and Exchange Commission, including, but not limited to, the filing of a Form 8-K Current Report for the disclosure of any pending merger or acquisition and the dissemination of audited financial statements of the merger or acquisition candidate upon consummation.

Form of Acquisition
-------------------

         The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters. The exact form or structure of the Registrant's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Registrant's participation may be structured as an asset purchase, a lease, a license, a joint venture, a partnership, a merger or the acquisition of securities.

         As set forth above, the Registrant may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1976, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80.0% of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20.0% or less of the total issued and outstanding Common Stock. If such a transaction were available to the Registrant, it will be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the equity of those who were shareholders of the Registrant prior to such reorganization. Further, extreme caution should be exercised by any investor relying upon any tax benefits in light of any existing tax laws or any proposed changes thereto. It is possible that no tax benefits will exist at all. Prospective investors, if any, should consult their own legal, financial and other business advisors.

         In conjunction with a merger with or acquisition of a privately-owned company, there exists a probability that a change in control will occur upon the consummation of the merger or acquisition. In order to make such a transaction feasible, it is highly probable that management will offer a controlling interest in the Registrant to any identified merger or acquisition candidate.

         The present management and the current shareholders of the Registrant may not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's Directors may resign and new Directors may be appointed without any vote by shareholders.

         Present shareholders have not agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future shareholders of the Registrant with respect to any business combination.

Not an "Investment Advisor"
---------------------------

         The Registrant is not an "investment advisor" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Registrant will not furnish or distribute advise, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Advisers Act of 1940, 15USC 80b2(a)(11).

Not an "Investment Company"
---------------------------

         The Registrant may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Registrant does not intend, however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Registrant believes such registration is not required.

         The Registrant must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Registrant adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty (40.0%) of the value of its total assets (excluding government securities, cash or cash items). The Registrant intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company". The Registrant proposes to engage solely in seeking an interest in one or more business opportunities or ventures.

         Effective January 14, 1981, the U. S. Securities and Exchange Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Registrant's business activities and appropriate resolution of the Registrant's Board of Directors duly adopted and duly recorded in the minute book of the Registrant. The Rule 3a-2 "safe harbor" may not be relied on more than a single time. The Registrant expects to have invested or committed all, or substantially all, of the proceeds of this public offering in the investigation and/or acquisition of a business opportunity acquisition within a year after completion of the offering and thereafter to not encounter the possibility of being classified as a transient investment company.

ITEM 7 - INDEX TO FINANCIAL STATEMENT

The required accompanying financial statements begin on page F-1 of this document.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         The Accounting firm Henderson, Black & Company, P. C., the independent auditors of the Company, were dismissed effective as of July 27, 2000. They had been hired on June 2, 1999 by the Company. They have not issued any audited reports to the Company. They have declined to furnish the Exhibit required by the Security and Exchange Regulations. Prior to that time the Company's independent auditors were McGladrey & Pullen, LLP, who resigned on November 11, 1998. There have been no disagreements with McGladrey & Pullen, LLP on any matter of events. McGladrey & Pullen's report on the financial statements for the fiscal year ended June 30, 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principals.

         The Company engaged the accounting firm of S. W. Hatfield, CPA as independent auditors for the Company, effective as of July 27, 2000 for the fiscal years ended October 31, 1996 and 1997 and for subsequent periods. The engagement of S. W. Hatfield, CPA was approved by the Company's Board of Directors. During the fiscal years ended June 30, 1997and 1998 and the interim period subsequent to June 30, 1998 and prior to July 2000, there were no consultants with S. W. Hatfield, CPA on any matter of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial condition.

                                    PART III

ITEM 9.  OFFICERS AND DIRECTORS

The Officers and Directors are as follows:

      Name              Age                      Position
   ----------           ---                    ------------
Gregory Johnson         36       President and Chief Executive Officer, Director

Robert Heidmann         51       Vice-President, Director

Paula Nichols           34       Secretary/Treasurer and Chief Financial Officer
                                 Director.

During the year 1997-1998, the Officers and Directors were as follows:

R. Edwin Morgan           Director,   President,  Chief  Executive  Officer  and
                          Treasurer. Resigned 3/24/98
Louis S. Camilli          Director; Elected Secretary 1/25/98; Elected President
                          3/24/98 Resigned 11/23/98

Darryl J. Dillenback      Director                              Resigned 1/25/98
Ronald Costello           Director                              Resigned 1/25/98
Roy H. Davidson           Director                              Resigned 1/25/98

Charlotte Darling         Secretary; Elected
                          Vice-President 11/4/97                Resigned 1/25/98

Richard A. Urrea          Director, President, Secretary &
                          Treasurer; 11/23/98                   Resigned 7/12/00

ITEM 10 EXECUTIVE COMPENSATION

                                                       Long-Term
                                                     Compensation
                         Annual Compensation (1)        Awards
                         -----------------------     ------------
                                                       Number of
                                                       Securities
                                                       Underlying
Position             Year     Salary (2)               Options(3)
---------------      ----     ----------              -----------
R. Edwin Morgan      1997      $100,000                 250,000

1) In accordance with the rules of the Commission, the compensation described in this table does not include medical group life insurance or other benefits received by the named executive officer which are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits, securities or property received by the executive which do not exceed the lesser of $50,000 or 10% of any such named executive officer's salary and bonus disclosed in this table.
(2) Under Mr. Morgan's employment agreement dated September 1, 1996, his annual salary is $120,000. For the fiscal year ending June 30, 1997, Mr. Morgan had earned $100,000 which has been accrued by the Company.
(3) The value of these options are detailed in the "Option Grants in Last Fiscal Year" table below. (4) For the 1996 fiscal year, the Company changed its fiscal year end from May 31 to June 30. For purposes of this table, these amounts reflect Mr. Morgan's compensation for both the 1996 fiscal year ended June 30 (as changed) and the 1996 fiscal year ended May 31 (as if no change had taken place).

         There was no significant compensation paid during the Fiscal year ended 6/30/98

         None of the Registrants current officers or directors receives or has received any salary from Registrant during the preceding five years. The Registrant does not anticipate entering into Employment agreements with any of its officers or directors in the near future. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meeting.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Name                        Number of Shares owned            Percent
         ----                        ----------------------            -------

M. D. Price, Jr., Escrow Agent            5,007,876*                    55.67%
15945 Quality Trail North
Scandia, MN 55073

Louis S. Camilli                            450,000                       5%
8087 Windjammer Way
Hobe Sound, FL 33455

Septima Partnership (**)                    473,150                      5.3%
901 Rio Grand Blvd. N.W. #G-250
Albuquerque, NM 87104

* Under Agreement dated June 27, 2000 Mr. Urrea on behalf of himself and other insiders agreed to deliver said shares to Price. This transaction and delivery of shares is in the process of being completed. (See Part I, Item 1, Adoption of New Business Plan and Actions Relating thereto.)

(**) Septima Partnership is a Urrea Family Partnership of which Francisco Urrea is the Managing Partner

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         On August 23, 1996, the Company entered into a Manufacturing and Distribution Agreement with Klaire International, Ltd., a New Mexico corporation("Klaire"). Francisco Urrea, Jr., a beneficial owner of greater than 5% of the Company's Common Stock, is the President and the beneficial owner of a majority of the voting stock of Klaire.

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

         On September 9, 1996, Spark Management Corporation ("Spark") entered into a loan agreement with the Company. Spark is owned by R. Edwin Morgan, executive officer and director of the Company, and Louis S. Camilli, a director of the Company. This loan agreement allows for borrowings by the Company up to $500,000. This note bears an interest rate of ten percent and interest only payments are due annually on September 1. Also, principal and interest payments are due quarterly based upon a certain amount per product unit sold. The note payable is in default and, therefore, is due on demand and has been reflected as a current liability at June 30, 1997. All unpaid principal and interest is due September 1, 2000. The note is secured by a security interest in substantially all of the Company's assets. As of June 30, 1997, 1996, and May 31, 1996, the principal balance due to Spark by Septima was $337,209, $227,992, and $217,638, respectively. Also, $48,948, $16,965, and $14,685 of accrued interest was due.

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

         On August 20, 1998 the Company was sued by Sparks Management Corp. in the Fifteenth Circuit Court, Palm Beach County, FL and obtained a Judgement against the Company for $1,231,244. Garnishment proceedings were undertaken in September 1998, and a Judicial Sale of all of the Company's assets was conducted on October 22, 1998. Sparks is owned by two past Directors of the Company.

         On January 25, 1999 the Company entered into a Mutual Release with Sparks Management Corp whereby the parties mutually released each other form all claims, demands, actions, causes of action, rights, costs, judgement, fees, expenses and compensation and any other liabilities of ever kind and character. The consideration for this Release was the granting to Sparks Option to purchase 340,000 shares of Septima at $1.00 per share.

         On January 25, 1999 the Company entered into a Mutual Release with R. Edwin Morgan whereby the parties mutually released each other form all claims, demands, actions, causes of action, rights, costs, judgement, fees, expenses and compensation and any other liabilities of ever kind and character. The consideration for this Release was the granting to Sparks Option to purchase 330,000 shares of Septima at $1.00 per share.

         On January 25, 1999 the Company entered into a Mutual Release with Cambro Construction whereby the parties mutually released each other form all claims, demands, actions, causes of action, rights, costs, judgement, fees, expenses and compensation and any other liabilities of ever kind and character. The consideration for this Release was the granting to Sparks Option to purchase 35,000 shares of Septima at $1.00 per share.

ITEM 13  EXHIBTS AND REPORTS ON FROM 8-K
----------------------------------------

1.1      Form 8-K, filed 7/12/00
         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    SEPTIMA ENTERPRISES, INC.

Dated: August 7, 2000               By   /s/ Gregory Johnson
                                       -----------------------------------------
                                         Gregory Johnson,
                                         President and Chief Executive
                                         Officer

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date as indicated.

Date: August 7, 2000                By:  /s/ Gregory Johnson
                                       -----------------------------------------
                                         Gregory Johnson, Director,
                                         President, and Chief Executive
                                         Officer

Dated: August 7, 2000               By:  /s/ Robert Heidmann
                                       -----------------------------------------
                                         Robert Heidmann, Director,
                                         Vice-President

Dated: August 7, 2000               By:  /s/ Paul Nichols
                                       -----------------------------------------
                                         Paula Nichols, Director, Secretary/
                                         Treasurer and Chief Financial
                                         Officer

                                     SEPTIMA
                                ENTERPRISES, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                             June 30, 1998 and 1997










                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                            SEPTIMA ENTERPRISES, INC.

                                    CONTENTS

                                                                          Page

Reports of Independent Certified Public Accountants                        F-2

Financial Statements

   Balance Sheets
     as of June 30, 1998 and 1997                                          F-4

   Statements of Operations and Comprehensive Income
     for the years ended June 30, 1998 and 1997                            F-5

   Statement of Changes in Stockholders' Equity
     for the years ended June 30, 1998 and 1997                            F-6

   Statements of Cash Flows
     for the years ended June 30, 1998 and 1997                            F-7

   Notes to Financial Statements                                           F-8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Septima Enterprises, Inc.

We have audited the accompanying balance sheet of Septima Enterprises, Inc. (a Colorado corporation ) as of June 30, 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Septima Enterprises, Inc. as of June 30, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company's lack of operating assets makes it fully dependent upon the majority shareholder's continuing support to provide all nominal working capital support on the Company's behalf. This situation raises a substantial doubt about the Company's ability to continue as a going concern. The majority shareholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             S. W. HATFIELD, CPA
Dallas, Texas
July 27, 2000



P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                      F-2

Board of Directors and Stockholders
Septima Enterprises, Inc.

We have audited the accompanying balance sheet of Septima Enterprises, Inc. (a Colorado corporation ) as of June 30, 1997 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Septima Enterprises, Inc. as of June 30, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

                                                 Delisi, Henniger and Associates

Greenburg, Pennsylvania
July 22, 1996 (except for Note L,
   as to which the date is
   March 7, 1997)



                            SEPTIMA ENTERPRISES, INC.
                                 BALANCE SHEETS
                             June 30, 1998 and 1997


                                     ASSETS
                                     ------
                                                                 1998           1997
                                                             -----------    -----------
Current assets
   Cash on hand and in bank                                  $      --      $    64,287
   Net current assets of discontinued operations                    --          459,849
                                                             -----------    -----------
     Total current assets                                           --          524,136
                                                             -----------    -----------

Other assets
   Net other assets of discontinued operations                      --          157,577
                                                             -----------    -----------
     Total other assets                                             --          157,577
                                                             -----------    -----------

TOTAL ASSETS                                                 $      --      $   681,713
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $   125,000    $   241,589
   Other current liabilities of discontinued operations             --          687,425
                                                             -----------    -----------
     Total current liabilities                                   125,000        929,014
                                                             -----------    -----------


Commitments and contingencies

Stockholders' equity
   Common stock - no par value
     100,000,000 shares authorized
     8,995,629 and 8,635,629 shares
     issued and outstanding, respectively                      1,551,128      1,466,128
   Contributed capital                                           203,608        203,608
   Deferred compensation                                          (9,407)       (13,747)
   Accumulated deficit                                        (1,870,329)    (1,903,290)
                                                             -----------    -----------

       Total stockholders' equity                               (125,000)      (247,086)
                                                             -----------    -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                      $      --      $   681,713
                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements.



                            SEPTIMA ENTERPRISES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       Years ended June 30, 1998 and 1997


                                                              1998           1997
                                                          -----------    -----------
Net revenues                                              $      --      $      --

Operating expenses
   General and administrative                                    --             --
                                                          -----------    -----------

Net Loss from continuing
   operations before income taxes                                --             --

Income tax benefit (expense)                                     --             --
                                                          -----------    -----------

Loss from continuing operations                                  --             --
                                                          -----------    -----------

Discontinued operations, net of income taxes
   Income (Loss) from discontinued operations,
     net of income taxes of $-0- and $-0-, respectively      (713,239)      (447,649)
   Income (Loss) on disposition, net of income
     taxes of $-0- and $-0-, respectively                     746,200           --
                                                          -----------    -----------

Income (loss) from discontinued operations                     32,961       (447,649)
                                                          -----------    -----------

Net Income (Loss)                                              32,961       (447,649)

Other comprehensive income                                       --             --
                                                          -----------    -----------

Comprehensive Income (Loss)                               $    32,961    $  (447,649)
                                                          ===========    ===========

Earnings (Loss) per  weighted-average
   share of common stock outstanding,
   basic and fully diluted, calculated on
   Net Income (Loss)
     From continuing operations                           $      0.00    $     (0.00)
     From discontinued operations                                0.00          (0.05)
                                                          -----------    -----------
     Total earnings (loss) per share                      $      0.00    $     (0.05)
                                                          ===========    ===========

Weighted-average number of
   common shares outstanding                                8,858,506      8,185,218
                                                          ===========    ===========



The accompanying notes are an integral part of these financial statements.



                            SEPTIMA ENTERPRISES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended June 30, 1998 and 1997


                                            Common Stock
                                            ------------         Contributed     Deferred     Accumulated
                                        Shares        Amount       capital     compensation     deficit         Total
                                     -----------   -----------   -----------   -----------    -----------    -----------
Balances at July 1, 1996               7,785,629   $ 1,029,292   $   172,008   $      --      $(1,455,641)   $  (254,341)

Issuance of common stock to
   acquire technology license            450,000        90,000          --            --             --           90,000

Issuance of common stock in
   connection with Regulation D
   offering, net of issuance costs
   of approximately $53,164              400,000       346,834          --            --             --          346,836

Issuance of stock options to
   non-employees                            --            --          31,600       (13,747)          --           17,853

Net loss for the year                       --            --            --            --         (447,649)      (447,649)
                                     -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 1997              8,635,629     1,466,128       203,608       (13,747)    (1,903,290)      (247,301)

Stock issued in payment of
   professional fees                      10,000         5,000          --            --             --            5,000

Stock issued for exercise
   of stock options to
   former officer                        250,000        50,000          --           4,340           --           54,340

Stock sold for cash                      100,000        30,000          --            --             --           30,000

Net loss for the year                       --            --            --            --           32,961         32,961
                                     -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 1998              8,995,629   $ 1,521,125   $   203,608   $    (9,407)   $(1,840,329)   $  (125,000)
                                     ===========   ===========   ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.



                            SEPTIMA ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended June 30, 1998 and 1997


                                                             1998         1997
                                                           ---------    ---------
Cash flows from operating activities
   Net income (loss) for the period                        $  32,961    $(447,649)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Gain on disposition of discontinued operations       (746,200)        --
       Depreciation and amortization                          24,136       16,974
       Professional fees paid with common stock                5,000         --
       Compensation expense related to
         non-employee stock options                             --         17,853
       Change in net assets and liabilities
         of discontinued operations                          539,816      (12,433)
                                                           ---------    ---------

Net cash provided by (used in) operating activities         (144,287)    (425,255)
                                                           ---------    ---------


Cash flows from investing activities
   Cash paid for other assets of discontinued operations        --        (52,291)
                                                           ---------    ---------

Net cash used in investing activities                           --        (52,291)
                                                           ---------    ---------


Cash flows from financing activities
   Cash received from other liabilities
     of discontinued operations                                 --        189,600
   Proceeds from sales of common stock                        80,000      346,836
                                                           ---------    ---------

Net cash provided by (used in) financing activities           80,000      536,436
                                                           ---------    ---------

Increase (Decrease) in Cash                                  (64,287)      58,890

Cash at beginning of period                                   64,287        5,397
                                                           ---------    ---------

Cash at end of period                                      $    --      $  64,287
                                                           =========    =========

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                          $    --      $    --
                                                           =========    =========
     Income taxes paid for the period                      $    --      $    --
                                                           =========    =========

Supplemental disclosure of non-cash
   investing and financing activities
     Technology license acquired with common stock         $    --      $  90,000
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

                            SEPTIMA ENTERPRISES, INC.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.   Accounts receivable
     -------------------

     In the normal course of business, the Company's sales were primarily to distributors for further retail sale into the Mexican and Asian markets on credit terms that the Company established for individual customers. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non- performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

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

6.   Impairments
     -----------

     The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, the technology license is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of that asset may not be recoverable

7.   Revenue recognition
     -------------------

     The Company recognized revenue when the product was shipped to the respective customer.

8.   Research and development
     ------------------------

     Research and development costs were charged to expense as incurred.

9.   Advertising costs
     -----------------

     The Company followed the policy of charging advertising costs to expense as incurred.

                            SEPTIMA ENTERPRISES, INC.

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

12.  Net earnings (loss) per common share
     ------------------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1998 and 1997, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

                            SEPTIMA ENTERPRISES, INC.

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

Summarized results of operations for the disposed operations for the years ended June 30, 1998 and 1997, respectively, are as follows:

                                                    June 30,      June 30,
                                                     1998          1997
                                                   ---------     ---------
       Net sales                                   $  38,127      $474,723
                                                    ========       =======
       Operating income (loss)                     $(410,860)    $(447,649)
                                                     =======       =======
       Loss from discontinued operations           $(410,860)    $(447,649)
                                                     =======       =======

                            SEPTIMA ENTERPRISES, INC.

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 1998 and 1997, respectively:

                                                         1998         1997
                                                       ---------    ---------
           Office equipment                            $       -    $  15,350
           Manufacturing and testing equipment                 -       89,587
                                                       ---------    ---------
                                                               -      104,937
           Less accumulated depreciation                       -      (62,108)
                                                       ---------    ---------

           Net property and equipment                  $       -    $  42,829
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

                            SEPTIMA ENTERPRISES, INC.

NOTE G - COMMON STOCK TRANSACTIONS - Continued

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

                            SEPTIMA ENTERPRISES, INC.

NOTE H - STOCK OPTIONS - Continued

Employees and Directors - continued
-----------------------

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

                                            1998                   1997
                                   --------------------   ----------------------
                                               Weighted                Weighted
                                                average                 average
                                     Number    exercise     Number     exercise
                                   of options    price    of options     price
                                   ---------- ----------  ----------  ----------

Outstanding at beginning of year    1,484,500    $0.83       870,000     $1.00
   Granted                             70,000    $0.77       614,500     $0.58
   Exercised                         (250,000)   $0.20             -         -
   Expired/Forfeited                        -        -             -         -
                                   ----------             ----------
Outstanding at end of year          1,304,500    $0.94     1,484,500     $0.83
                                   ==========             ==========

The Company applies Accounting Principles Board (APB) Opinion 25 and related Interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for the stock options issued to employees discussed above. Had compensation cost for the Company's stock options issued to employees been determined based on the fair value at the grant dates for awards under the Plan, the Company's reported net loss for the years ended June 30, 1997 would have been increased to the pro forma amounts shown below.

                            SEPTIMA ENTERPRISES, INC.

NOTE H - STOCK OPTIONS - Continued

Net loss   As reported                      $(447,649)
           Pro forma                        $(576,907)

Net loss per share:  As reported              $(0.05)
                     Pro forma                $(0.07)

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

                            SEPTIMA ENTERPRISES, INC.

NOTE I - RELATED PARTY TRANSACTIONS - Continued

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

                            SEPTIMA ENTERPRISES, INC.

NOTE J - INCOME TAXES

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of June 30, 1998 and 1997, respectively:

                                                         1998         1997
                                                       ---------    ---------
       Deferred tax assets
        Research and development expenditures
          capitalized for tax purposes                 $    --      $  37,795
        Net operating loss carryforwards                 305,000      367,975
                                                       ---------    ---------
                                                         305,000      405,770
       Deferred tax liability

        Difference in statutory depreciation methods        --         (9,674)
                                                       ---------    ---------

       Net deferred tax asset                            305,000      396,096
       Less valuation allowance                         (305,000)    (396,096)
                                                       ---------    ---------

       Net Deferred Tax Asset                          $    --      $    --
                                                       =========    =========

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