Form 10QSB
period 1998-09-30
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)  OF  THE  SECURITIES
---------     EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1998

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

                            Septima Enterprises, Inc.

              Form 10-QSB for the Quarter ended September 30, 1998

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         16


Part II - Other Information

  Item 1   Legal Proceedings                                                 17

  Item 2   Changes in Securities                                             17

  Item 3   Defaults Upon Senior Securities                                   17

  Item 4   Submission of Matters to a Vote of Security Holders               17

  Item 5   Other Information                                                 17

  Item 6   Exhibits and Reports on Form 8-K                                  17


Signatures                                                                   17

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheets of Septima Enterprises, Inc. (a Colorado corporation) as of September 30, 1998 and the accompanying statements of operations and comprehensive income and statement of cash flows for the three months then ended. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                            Septima Enterprises, Inc.
                                 Balance Sheets
                           September 30, 1998 and 1997

                                   (Unaudited)

                                                                  1998           1997
                                                              -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                   $      --      $       802
   Net current assets of discontinued operations                     --          428,829
                                                              -----------    -----------
      Total current assets                                           --          429,631
                                                              -----------    -----------

Other Assets
   Net other assets of discontinued operations                       --          161,314
                                                              -----------    -----------
      Total other assets                                             --          161,314
                                                              -----------    -----------

Total Assets                                                  $      --      $   590,945
                                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                   $   125,000    $ 1,078,844
                                                              -----------    -----------
      Total current liabilities                                   125,000      1,078,844
                                                              -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Common stock - No par value
      100,000,000 shares authorized; 8,995,629 and
      8,635,629 shares issued and outstanding, respectively     1,551,128      1,466,128
   Contributed capital                                            203,608        203,608
   Deferred compensation                                           (9,407)        (9,407)
   Accumulated deficit                                         (1,870,329)    (2,148,228)
                                                              -----------    -----------
      Total shareholders' equity                                 (125,000)      (487,899)
                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                    $      --      $   590,945
                                                              ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                Statements of Operations and Comprehensive Income
                 Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                               Three months   Three months
                                                  ended          ended
                                              September 30,  September 30,
                                                    1998           1997
                                              -------------  -------------

Revenues                                      $        --    $        --
                                              -------------  -------------

Expenses                                               --             --
                                              -------------  -------------

Loss from continuing operations

   before income taxes                                 --             --

Provision for income taxes                             --             --
                                              -------------  -------------

Loss from continuing operations                        --             --

Discontinued operations,

   net of income taxes

   Income (Loss) from

     discontinued operations                           --         (244,938)
                                              -------------  -------------

Net Loss                                               --         (244,938)

Other comprehensive income                             --             --
                                              -------------  -------------

Comprehensive Income                          $        --    $    (244,938)
                                              =============  =============

Loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss
     From continuing operations                         nil          $0.00
     From discontinued operations                       nil          (0.03)
                                                       ----           ----
       Total loss per share                             nil         $(0.03)
                                                       ====           ====

Weighted-average number of shares
   of common stock outstanding                    8,995,629      8,635,629
                                              =============  =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                            Statements of Cash Flows
                 Three months ended September 30, 1998 and 1997

                                   (Unaudited)

                                                 Three months    Three months
                                                    ended           ended
                                                September 30,   September 30,
                                                      1998            1997
                                                -------------   -------------
Cash Flows from Operating Activities
   Net loss                                     $        --     $    (244,938)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                   --             4,521
         Deferred consulting fees                        --             4,340
         Change in net assets and liabilities
            of discontinued operations                   --           172,592
                                                -------------   -------------

Net cash used in operating activities                    --           (63,485)
                                                -------------   -------------


Cash Flows from Investing Activities                     --              --
                                                -------------   -------------


Cash Flows from Financing Activities                     --              --
                                                -------------   -------------


Increase (Decrease) in Cash                              --           (63,485)

Cash at beginning of period                              --            64,287
                                                -------------   -------------

Cash at end of period                           $        --     $         802
                                                =============   =============

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period              $        --     $        --
                                                =============   =============
      Income taxes for the period               $        --     $        --
                                                =============   =============




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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 1999.

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

2.    Impairments
      -----------

      The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, the technology license is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of that asset may not be recoverable

3.    Stock-based compensation
      ------------------------

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

4.    Income taxes
      ------------

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

5.    Net earnings (loss) per common share
      ------------------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 1998 and 1997, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

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

Summarized results of operations for the disposed operations for the years ended June 30, 1998 are as follows:

                                                              June 30,
                                                               1998
                                                             ---------
         Net sales                                           $  38,127
                                                               =======
         Operating income (loss)                             $(410,860)
                                                               =======
         Loss from discontinued operations                   $(410,860)
                                                               =======

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

Note E - Preferred Stock

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

Note F - Common Stock Transactions

On December 21, 1998, the Company amended its Articles of Incorporation to allow for the issuance of up to 100,000,000 shares of no par value common stock. The effect of this change is reflected in the accompanying financial statements as of the first day of the first period presented.

                            Septima Enterprises, Inc.

Note F - Common Stock Transactions - Continued

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

Note G - Stock Options

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

Note G - Stock Options - Continued

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

                            Septima Enterprises, Inc.

Note G - Stock Options - Continued

Employees and Directors - continued
-----------------------

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 5 years as of June 30, 1998. A reconciliation of the Company's stock option activity, and related information, for the years ended June 30, 1999 and 1998 is as follows:

                                            1999                    1998
                                   ---------------------   ---------------------
                                                Weighted                Weighted
                                                 average                 average
                                     Number     exercise     Number     exercise
                                   of options    price     of options    price
                                   ---------   ---------   ---------   ---------

Outstanding at beginning of year   1,304,500    $   0.83   1,484,500    $   0.83
   Granted                           705,000    $   1.00      70,000    $   0.77
   Exercised                            --          --      (250,000)   $   0.20
   Expired/Forfeited                (820,000)   $   1.00        --          --
                                   ---------               ---------

Outstanding at end of year         1,189,500    $   0.94   1,304,500    $   0.94
                                   =========               =========

The following table summarizes information about the stock options at June 30, 1999

                                                              June 30, 1999
                                                        ------------------------
                                              Exercise     Number       Number
  Expiration Date                              Price    Outstanding  Exercisable
  ---------------                             --------  -----------  -----------
  September 2006                               $0.20        62,500        62,500
  January 2003                                 $0.20        20,000        20,000
  September 2001                               $0.50        17,000        17,000
  Various from February 1999 to January 2004   $1.00     1,090,000     1,090,000
                                              --------  -----------  -----------

                                                         1,189,500     1,189,500
                                                        ===========  ===========

Note H - Related Party Transactions

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

                            Septima Enterprises, Inc.

Note H - Related Party Transactions - Continued

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

                            Septima Enterprises, Inc.

Note H - Related Party Transactions - Continued

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

Note I - Income Taxes

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of June 30, 1999 and 1998, respectively:

                                                     1999       1998
                                                    --------   --------
       Deferred tax assets
         Net operating loss carryforwards           $305,000   $305,000
         Less valuation allowance                   (305,000)  (305,000)
                                                     -------    -------

       Net Deferred Tax Asset                       $      -   $      -
                                                     =======    =======

The Company has net operating loss carryforwards of approximately $1,000,000 as of June 30, 1999. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

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

       None

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

                                                       Septima Enterprises, Inc.


August    1   , 2000                                   /s/ Gregory Johnson.
       -------                                        --------------------------
                                                                 Gregory Johnson
                                                          President and Director