Form 10QSB
period 1998-12-31
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF  THE  SECURITIES
---------     EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 1998

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

                            Septima Enterprises, Inc.

               Form 10-QSB for the Quarter ended December 31, 1998

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheets of Septima Enterprises, Inc. (a Colorado corporation) as of December 31, 1998 and the accompanying statements of operations and comprehensive income for the six and three months ended December 31, 1998 and the statement of cash flows for the six months ended December 31, 1998. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                            Septima Enterprises, Inc.
                                 Balance Sheets
                           December 31, 1998 and 1997

                                   (Unaudited)

                                                                  1998           1997
                                                              -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                   $      --      $     4,178
   Net current assets of discontinued operations                     --          428,610
                                                              -----------    -----------
      Total current assets                                           --          432,788
                                                              -----------    -----------

Other Assets
   Net other assets of discontinued operations                       --          127,081
                                                              -----------    -----------
      Total other assets                                             --          127,081
                                                              -----------    -----------

Total Assets                                                  $      --      $   559,869
                                                              ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                   $   125,000    $ 1,311,157
                                                              -----------    -----------
      Total current liabilities                                   125,000      1,311,157
                                                              -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Common stock - No par value
      100,000,000 shares authorized; 8,995,629 and
      8,895,629 shares issued and outstanding, respectively     1,551,128      1,516,128
   Contributed capital                                            203,608        203,608
   Deferred compensation                                           (9,407)        (9,407)
   Accumulated deficit                                         (1,870,329)    (2,461,617)
                                                              -----------    -----------
      Total shareholders' equity                                 (125,000)      (751,288)
                                                              -----------    -----------

Total Liabilities and Shareholders' Equity                    $      --      $   559,869
                                                              ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.




                            Septima Enterprises, Inc.
                Statements of Operations and Comprehensive Income
              Six and Three months ended December 31, 1998 and 1997

                                   (Unaudited)

                                      Six months       Six months      Three months     Three months
                                         ended            ended            ended            ended
                                     December 31,     December 31,     December 31,     December 31,
                                           1998            1997              1998            1997
                                    --------------   -------------    --------------   --------------
Revenues                            $         --     $        --      $         --     $         --
                                    --------------   -------------    --------------   --------------

Expenses                                      --              --                --               --
                                    --------------   -------------    --------------   --------------

Loss from continuing operations
   before income taxes                        --              --                --               --

Provision for income taxes                    --              --                --               --
                                    --------------   -------------    --------------   --------------

Loss from continuing operations               --              --                --               --

Discontinued operations,
   net of income taxes
   Income (Loss) from
     discontinued operations                  --              --                --           (558,327)
                                    --------------   -------------    --------------   --------------

Net Loss                                      --          (313,389)             --           (558,327)

Other comprehensive income                    --              --                --               --
                                    --------------   -------------    --------------   --------------

Comprehensive Income                $         --     $    (313,389)   $         --     $     (558,327)
                                    ==============   =============    ==============   ==============

Loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss
     From continuing operations                nil           $0.00               nil            $0.00
     From discontinued operations              nil           (0.04)              nil            (0.06)
                                              ----            ----              ----             ----
       Total loss per share                    nil          $(0.04)              nil           $(0.06)
                                              ====            ====              ====             ====

Weighted-average number of shares
   of common stock outstanding           8,995,629       8,838,346         8,995,629        8,736,988
                                    ==============   =============    ==============   ==============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                            Statements of Cash Flows
                   Six months ended December 31, 1998 and 1997

                                   (Unaudited)

                                                 Six months    Six months
                                                    ended         ended
                                                December 31,  December 31,
                                                     1998          1997
                                                ------------  ------------
Cash Flows from Operating Activities
   Net loss                                     $       --    $   (558,327)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                  --           9,966
         Deferred consulting fees                       --           4,340
         Change in net assets and liabilities
            of discontinued operations                  --         483,912
                                                ------------  ------------

Net cash used in operating activities                   --         (60,109)
                                                ------------  ------------


Cash Flows from Investing Activities                    --            --
                                                ------------  ------------


Cash Flows from Financing Activities                    --            --
                                                ------------  ------------


Increase (Decrease) in Cash                             --         (60,109)

Cash at beginning of period                             --          64,287
                                                ------------  ------------

Cash at end of period                           $       --    $      4,178
                                                ============  ============

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period              $       --    $       --
                                                ============  ============
      Income taxes for the period               $       --    $       --
                                                ============  ============




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

5.    Net earnings (loss) per common share
      ------------------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1998 and 1997, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

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

Summarized results of operations for the disposed operations for the years ended June 30, 1998 are as follows:

                                                             June 30,
                                                              1998
                                                            ---------
         Net sales                                          $  38,127
                                                             ========
         Operating income (loss)                            $(410,860)
                                                              =======
         Loss from discontinued operations                  $(410,860)
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

                                            1999                    1998
                                   ---------------------   ---------------------
                                                Weighted                Weighted
                                                 average                 average
                                     Number     exercise    Number      exercise
                                   of options     price    of options     price
                                   ----------  ----------  ----------  ---------

Outstanding at beginning of year    1,304,500    $0.83      1,484,500    $0.83
   Granted                            705,000    $1.00         70,000    $0.77
   Exercised                                -        -       (250,000)   $0.20
   Expired/Forfeited                 (820,000)   $1.00              -        -
                                    ---------               ---------

Outstanding at end of year          1,189,500    $0.94      1,304,500    $0.94
                                    =========               =========

The following table summarizes information about the stock options at June 30, 1999

                                                              June 30, 1999
                                                        ------------------------
                                              Exercise    Number        Number
  Expiration Date                               Price   Outstanding  Exercisable
  ---------------                             --------  -----------  -----------
  September 2006                                $0.20       62,500       62,500
  January 2003                                  $0.20       20,000       20,000
  September 2001                                $0.50       17,000       17,000
  Various from February 1999 to January 2004    $1.00    1,090,000    1,090,000
                                                         ---------    ---------

                                                         1,189,500    1,189,500
                                                         =========    =========
Note H - Related Party Transactions

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

Note I - Income Taxes

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of June 30, 1999 and 1998, respectively:

                                                1999      1998
                                               --------  --------
       Deferred tax assets
         Net operating loss carryforwards      $305,000  $305,000
         Less valuation allowance              (305,000) (305,000)
                                               --------  --------

       Net Deferred Tax Asset                  $      -  $      -
                                               ========  ========

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