Form 10QSB
period 1999-03-31
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY REPORT UNDER SECTION  13  OR  15(d)  OF  THE  SECURITIES
---------     EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1999

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

                            Septima Enterprises, Inc.

                Form 10-QSB for the Quarter ended March 31, 1999

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheets of Septima Enterprises, Inc. (a Colorado corporation) as of March 31, 1999 and 1998 and the accompanying statements of operations and comprehensive income for the nine and three months ended March 31, 1999 and 1998 and the statements of cash flows for the nine months ended March 31, 1999 and 1998. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                            Septima Enterprises, Inc.
                                 Balance Sheets
                             March 31, 1999 and 1998

                                   (Unaudited)

                                                                 1999           1998
                                                             -----------    -----------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $      --      $      --
   Net current assets of discontinued operations                    --          340,552
                                                             -----------    -----------
      Total current assets                                          --          340,552
                                                             -----------    -----------

Other Assets
   Net other assets of discontinued operations                      --          113,285
                                                             -----------    -----------
      Total other assets                                            --          113,285
                                                             -----------    -----------

Total Assets                                                 $      --      $   453,837
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Net current liabilities of discontinued operations        $   125,000    $ 1,319,241
                                                             -----------    -----------
      Total current liabilities                                  125,000      1,319,241
                                                             -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Common stock - No par value.
      100,000,000 shares authorized; 8,995,629 shares
         issued and outstanding, respectively                  1,551,128      1,551,128
   Contributed capital                                           203,608        203,608
   Deferred compensation                                          (9,407)        (9,407)
   Accumulated deficit                                        (1,870,329)    (2,610,733)
                                                             -----------    -----------
      Total shareholders' equity                                (125,000)      (865,404)
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $      --      $   453,837
                                                             ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                            Septima Enterprises, Inc.
                Statements of Operations and Comprehensive Income
               Nine and Three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                    Nine months   Nine months   Three months  Three months
                                       ended         ended         ended         ended
                                     March 31,     March 31,     March 31,     March 31,
                                        1999          1998          1999          1998
                                    -----------   -----------   -----------   -----------
Revenues                            $      --     $      --     $      --     $      --
                                    -----------   -----------   -----------   -----------

Expenses                                   --            --            --            --
                                    -----------   -----------   -----------   -----------

Loss from continuing operations
   before income taxes                     --            --            --            --

Provision for income taxes                 --            --            --            --
                                    -----------   -----------   -----------   -----------

Loss from continuing operations            --            --            --            --

Discontinued operations,
   net of income taxes
   Income (Loss) from
     discontinued operations               --        (707,443)         --        (149,116)
                                    -----------   -----------   -----------   -----------

Net Loss                                   --        (348,440)         --         (47,022)

Other comprehensive income                 --            --            --            --
                                    -----------   -----------   -----------   -----------

Comprehensive Income                $      --     $  (348,440)  $      --     $   (47,022)
                                    ===========   ===========   ===========   ===========

Loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss
     From continuing operations             nil         $0.00           nil         $0.00
     From discontinued operations           nil         (0.04)          nil         (0.01)
                                           ----          ----          ----          ----
       Total loss per share                 nil        $(0.04)          nil        $(0.01)
                                           ====          ====          ====          ====

Weighted-average number of shares
   of common stock outstanding        8,995,629     8,812,965      8,995,629     8,948,962
                                    ===========   ===========    ===========   ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                            Statements of Cash Flows
                    Nine months ended March 31, 1999 and 1998

                                   (Unaudited)

                                              Nine months   Nine months
                                                 ended         ended
                                               March 31,     March 31,
                                                 1999          1998
                                               ---------     ---------
Cash Flows from Operating Activities
   Net loss                                    $    --       $(707,443)
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization              --          24,136
         Consulting fees and other expenses
            paid with common stock                  --            --
         Change in net assets and liabilities
            of discontinued operations              --         589,020
                                               ---------     ---------

Net cash used in operating activities               --         (94,287)
                                               ---------     ---------


Cash Flows from Investing Activities                --            --
                                               ---------     ---------

Cash Flows from Financing Activities
   Proceeds from sale of common stock               --          30,000
                                               ---------     ---------

Net cash provided by financing activities           --          30,000
                                               ---------     ---------

Increase (Decrease) in Cash                         --         (64,287)

Cash at beginning of period                         --          64,287
                                               ---------     ---------

Cash at end of period                          $    --       $    --
                                               =========     =========

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period             $    --       $    --
                                               =========     =========
      Income taxes for the period              $    --       $    --
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

5.    Net earnings (loss) per common share
      ------------------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 1999 and 1998, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

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

                                            1999                    1998
                                   ---------------------  ----------------------
                                               Weighted                 Weighted
                                                average                  average
                                     Number    exercise     Number      exercise
                                   of options    price    of options      price
                                   ---------- ----------  ----------  ----------

Outstanding at beginning of year   1,304,500    $0.83      1,484,500     $0.83
   Granted                           705,000    $1.00         70,000     $0.77
   Exercised                               -        -       (250,000)    $0.20
   Expired/Forfeited                (820,000)   $1.00              -         -
                                   ---------               ---------

Outstanding at end of year         1,189,500    $0.94      1,304,500     $0.94
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

Note I - Income Taxes

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of June 30, 1999 and 1998, respectively:

                                                    1999         1998
                                                    -------      -------
       Deferred tax assets
         Net operating loss carryforwards          $305,000     $305,000
         Less valuation allowance                  (305,000)    (305,000)
                                                    -------      -------

       Net Deferred Tax Asset                      $      -     $      -
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

                                                       Septima Enterprises, Inc.


August    1   , 2000                                   /s/ Gregory Johnson.
       -------                                  --------------------------------
                                                                 Gregory Johnson
                                                          President and Director