Form 10KSB
period 1999-06-30
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

U. S. SECURITIES AND EXCHNAGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

[x]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXHNAGE ACT OF 1934

                For the fiscal year ended June 30, 1999

[ ]             TRANSISITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                to
                                               ---------------  ----------------

                       Commission File Number 33-25126 - D

                            SEPTIMA ENTERPRISES, INC.
                  --------------------------------------------
                  Name of small business issuer in its charter)


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

                                 (651) 433-3522
                                ----------------
               Registrant's telephone number, including area code

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended June 30, 1999, was 0.

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

         As of August 1, 2000, there were 8,995,629 shares of Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format :  Yes   No X
                                                             ---  ---

                                TABLE OF CONTENTS
                                -----------------

                                                                    Page No.

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                              3

         ITEM 2.  DESCRIPTION OF PROPERTY                              4

         ITEM 3.  LEGAL PROCEEDINGS                                    4

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITIY HOLDERS                                 4

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS                      4

         ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                 6

         ITEM 7.  INDEX TO FINANCIAL STATEMENTS                       10

         ITEM 8.  CHANGES AND DISAGREEMENTS WITH
                  ACCOUNTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES                               10

PART III

         ITEM 9.  OFFICERS AND DIRECTORS                              10

         ITEM 10.   EXCEUTIVE COMPENSATION                            11

         ITEM 11.  SECURITY OWNERSHIP OF CERTIN BENEFICIAL
                    OWNERS AND MANAGEMENT                             11

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS.                                     11

         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                   13

SIGNATURES                                                            14

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no shareholder meeting and no matters were submitted to the security holders for a vote suring the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

         As of June 30, 1999 there were 8.995,629 shares of no par value common stock (the "Common Stock") of the Company outstanding and owned of record by 192 shareholders of record and Cede has 801,136 shares represented by 46 separate certificates. On December 21, 1998 the Company amended its Articles of
Incorporation to eliminate all previously authorized preferred stock and increased its authorized capitalization from 10,000,000 shares to 100,000,000 shares. Since May 1995 the Company's Common Stock has been publicly traded on the National Association of Securities Dealers electronic bulletin Board System under the symbol "SEPP

         The following Table sets forth the range of high and low prices per share of Common stock for each of the periods indicated.

                                                             High     Low

         FY 1997-1998 by quarter
                  Quarter Ended September 30, 1997           .25      .25
                  Quarter Ended December 31, 1997            .125     .125
                  Quarter Ended March 31, 1998               .25      .0156
                  Quarter Ended June 30, 1998                .065     .065

         FY 1998- 1999

                  Quarter Ended September 30, 1998           .0625    .0625
                  Quarter Ended December 31, 1998            .0156    .0156
                  Quarter Ended March 31, 1999               .0156    .0156
                  Quarter Ended June 30, 1999                .4687    .4687

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

                                    PART III

ITEM 9.  OFFICERS AND DIRECTORS

The Officers and Directors are as follows:

     Name             Age               Position
    ------            ---              ----------
Gregory Johnson       36       President and Chief Executive Officer, Director

Robert Heidmann       51       Vice-President, Director

Paula Nichols         34       Secretary/Treasurer and Chief Financial Officer
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

Darryl J. Dillenback      Director                              Resigned 1/25/98
Ronald Costello           Director                              Resigned 1/25/98
Roy H. Davidson           Director                              Resigned 1/25/98

Charlotte Darling         Secretary; Elected
                          Vice-President 11/4/97                Resigned 1/25/98

Richard A. Urrea          Director, President, Secretary &
                          Treasurer; 11/23/98                   Resigned 7/12/00

ITEM 10 EXECUTIVE COMPENSATION

         There was no significant compensation paid during the Fiscal year ended 6/30/99.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Name                          Number of Shares owned        Percent
        -----                          ----------------------        -------
M. D. Price, Jr., Escrow Agent               5,007,876*               55.67%
15945 Quality Trail North
Scandia, MN 55073

Louis S. Camilli                               450,000                  5%
8087 Windjammer Way
Hobe Sound, FL 33455

Septima Partnership (**)                       473,150                 5.3%
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

ITEN 13  EXHIBTS AND REPORTS ON FROM 8-K

1.1      Form 8-K, filed 7/12/00
         Exhibit 27 - Financial Data Schedule




                   (Balance of page left blank intentionally)

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

                             June 30, 1999 and 1998









                               S. W. HATFIELD, CPA
                          certified public accountants

                      Use our past to assist your future sm

                            SEPTIMA ENTERPRISES, INC.

                                    CONTENTS

                                                                            Page
                                                                            ----

Reports of Independent Certified Public Accountants                          F-2

Financial Statements

   Balance Sheets
     as of June 30, 1999 and 1998                                            F-3

   Statements of Operations and Comprehensive Income
     for the years ended June 30, 1999 and 1998                              F-4

   Statement of Changes in Stockholders' Equity
     for the years ended June 30, 1999 and 1998                              F-5

   Statements of Cash Flows
     for the years ended June 30, 1999 and 1998                              F-6

   Notes to Financial Statements                                             F-7

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Septima Enterprises, Inc.

We have audited the accompanying balance sheet of Septima Enterprises, Inc. (a Colorado corporation ) as of June 30, 1999 and 1998 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Septima Enterprises, Inc. as of June 30, 1999 and 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-2



                            SEPTIMA ENTERPRISES, INC.
                                 BALANCE SHEETS
                             June 30, 1999 and 1998


                                     ASSETS
                                     ------

                                                                 1999           1998
                                                             -----------    -----------
Current assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------
     Total current assets                                           --             --
                                                             -----------    -----------

TOTAL ASSETS                                                 $      --      $      --
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $   125,000    $   125,000
                                                             -----------    -----------
     Total current liabilities                                   125,000        125,000
                                                             -----------    -----------


Commitments and contingencies

Stockholders' equity
   Common stock - no par value
     100,000,000 shares authorized
     8,995,629 shares issued and
     outstanding, respectively                                 1,551,128      1,551,128
   Contributed capital                                           203,608        203,608
   Deferred compensation                                          (9,407)        (9,407)
   Accumulated deficit                                        (1,870,329)    (1,870,329)
                                                             -----------    -----------

       Total stockholders' equity                               (125,000)      (125,000)
                                                             -----------    -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                      $      --      $      --
                                                             ===========    ===========





                            SEPTIMA ENTERPRISES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       Years ended June 30, 1999 and 1998


                                                              1999          1998
                                                          -----------   -----------
Net revenues                                              $      --     $      --

Operating expenses
   General and administrative                                    --            --
                                                          -----------   -----------

Net Loss from continuing
   operations before income taxes                                --            --

Income tax benefit (expense)                                     --            --
                                                          -----------   -----------

Loss from continuing operations                                  --            --
                                                          -----------   -----------

Discontinued operations, net of income taxes
   Income (Loss) from discontinued operations,
     net of income taxes of $-0- and $-0-, respectively          --        (713,239)
   Income (Loss) on disposition, net of income
     taxes of $-0- and $-0-, respectively                        --         746,200
                                                          -----------   -----------

Income (loss) from discontinued operations                       --          32,961
                                                          -----------   -----------

Net Income (Loss)                                                --          32,961

Other comprehensive income                                       --            --
                                                          -----------   -----------

Comprehensive Income (Loss)                               $      --     $    32,961
                                                          ===========   ===========

Earnings (Loss) per weighted-average
   share of common stock outstanding,
   basic and fully diluted, calculated on
    Net Income (Loss)
     From continuing operations                           $      0.00   $      0.00
     From discontinued operations                                0.00          0.00
                                                          -----------   -----------
     Total earnings (loss) per share                      $      0.00   $      0.00
                                                          ===========   ===========

Weighted-average number of
   common shares outstanding                                8,995,629     8,858,506
                                                          ===========   ===========




                            SEPTIMA ENTERPRISES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended June 30, 1999 and 1998


                                     Common Stock
                                     ------------        Contributed     Deferred     Accumulated
                                Shares        Amount       capital     compensation     deficit         Total
                             -----------   -----------   -----------   -----------    -----------    -----------
Balances at July 1, 1997       8,635,629   $ 1,466,128   $   203,608   $   (13,747)   $(1,903,290)   $  (247,301)

Stock issued in payment of
   professional fees              10,000         5,000          --            --             --            5,000

Stock issued for exercise
   of stock options to
   former officer                250,000        50,000          --           4,340           --           54,340

Stock sold for cash              100,000        30,000          --            --             --           30,000

Net loss for the year               --            --            --            --           32,961         32,961
                             -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 1998      8,995,629     1,521,125       203,608        (9,407)    (1,840,329)      (125,000)

Net loss for the year               --            --            --            --             --             --
                             -----------   -----------   -----------   -----------    -----------    -----------

Balances at June 30, 1999      8,995,629   $ 1,521,125   $   203,608   $    (9,407)   $(1,840,329)   $  (125,000)
                             ===========   ===========   ===========   ===========    ===========    ===========


                            SEPTIMA ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended June 30, 1999 and 1998


                                                         1999        1998
                                                       ---------   ---------
Cash flows from operating activities
   Net income (loss) for the period                    $    --     $  32,961
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Gain on disposition of discontinued operations       --      (746,200)
       Depreciation and amortization                        --        24,136
       Professional fees paid with common stock             --         5,000
       Change in net assets and liabilities
         of discontinued operations                         --       539,816
                                                       ---------   ---------
Net cash provided by (used in) operating activities         --      (144,287)
                                                       ---------   ---------


Cash flows from investing activities                        --          --
                                                       ---------   ---------


Cash flows from financing activities
   Proceeds from sales of common stock                      --        80,000
                                                       ---------   ---------

Net cash provided by (used in) financing activities         --        80,000
                                                       ---------   ---------

Increase (Decrease) in Cash                                 --        58,890

Cash at beginning of period                                 --         5,397
                                                       ---------   ---------

Cash at end of period                                  $    --     $  64,287
                                                       =========   =========

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                      $    --     $    --
                                                       =========   =========
     Income taxes paid for the period                  $    --     $    --
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

3.   Stock-based compensation
     ------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees.

     However, the new standard allows compensation to employees to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to continue to apply to the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation expense has been recorded in the accompanying statements of operations related to stock options issued to employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

5.   Net earnings (loss) per common share
     ------------------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 1999 and 1998, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

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

Summarized results of operations for the disposed operations for the years ended June 30, 1998 are as follows:

                                                               June 30,
                                                                1998
                                                              ---------
       Net sales                                              $  38,127
                                                              =========
       Operating income (loss)                                $(410,860)
                                                              =========
       Loss from discontinued operations                      $(410,860)
                                                              =========

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

                            SEPTIMA ENTERPRISES, INC.

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

NOTE G- STOCK OPTIONS

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

                                              1999                   1998
                                    ---------------------  ---------------------
                                                 Weighted               Weighted
                                                  average                average
                                      Number     exercise    Number     exercise
                                    of options    price    of options    price
                                    ----------  ---------  ----------  ---------

Outstanding at beginning of year     1,304,500    $0.83     1,484,500    $0.83
   Granted                             705,000    $1.00        70,000    $0.77
   Exercised                                 -        -      (250,000)   $0.20
   Expired/Forfeited                  (820,000)   $1.00             -        -
                                    ----------              ---------

Outstanding at end of year           1,189,500    $0.94     1,304,500    $0.94
                                    ==========              =========

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

NOTE I- INCOME TAXES

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