Form 10QSB
period 1999-12-31
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d)  OF  THE SECURITIES
---------     EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 1999

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

                            Septima Enterprises, Inc.

               Form 10-QSB for the Quarter ended December 31, 1999

                                Table of Contents

                                                                           Page
                                                                           ----

Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        13


Part II - Other Information

  Item 1   Legal Proceedings                                                14

  Item 2   Changes in Securities                                            14

  Item 3   Defaults Upon Senior Securities                                  14

  Item 4   Submission of Matters to a Vote of Security Holders              14

  Item 5   Other Information                                                14

  Item 6   Exhibits and Reports on Form 8-K                                 14


Signatures                                                                  14

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheets of Septima Enterprises, Inc. (a Colorado corporation) as of December 31, 1999 and 1998 and the accompanying statements of operations and comprehensive income for the six and three months ended December 31, 1999 and 1998 and statements of cash flows for the six months ended December 31, 1999 and 1998, respectively. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the
U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                            Septima Enterprises, Inc.
                                 Balance Sheets
                           December 31, 1999 and 1998

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



                            Septima Enterprises, Inc.
                Statements of Operations and Comprehensive Income
              Six and Three months ended December 31, 1999 and 1998

                                   (Unaudited)

                                      Six months       Six months      Three months     Three months
                                        ended            ended            ended            ended
                                     December 31,     December 31,     December 31,     December 31,
                                           1999             1998             1999             1998
                                    --------------   --------------   --------------   --------------
Revenues                            $         --     $         --     $         --     $         --
                                    --------------   --------------   --------------   --------------

Expenses                                      --               --               --               --
                                    --------------   --------------   --------------   --------------

Loss from operations
   before income taxes                        --               --               --               --

Provision for income taxes                    --               --               --               --
                                    --------------   --------------   --------------   --------------

Net Loss                                      --               --               --               --

Other comprehensive income                    --               --               --               --
                                    --------------   --------------   --------------   --------------

Comprehensive Income                $         --     $         --     $         --     $         --
                                    ==============   ==============   ==============   ==============

Loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss                      nil              nil              nil              nil
                                               ===              ===              ===              ===

Weighted-average number of shares
   of common stock outstanding           8,995,629        8,995,629        8,995,629    8,995,629
                                    ==============   ==============   ==============   ==============


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                            Statements of Cash Flows
                   Six months ended December 31, 1999 and 1998

                                   (Unaudited)

                                               Six months    Six months
                                                 ended         ended
                                              December 31,  December 31,
                                                   1999          1998
                                              ------------  ------------
Cash Flows from Operating Activities
   Net loss                                   $       --    $       --
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                --            --
                                              ------------  ------------

Net cash used in operating activities                 --            --
                                              ------------  ------------


Cash Flows from Investing Activities                  --            --
                                              ------------  ------------


Cash Flows from Financing Activities                  --            --
                                              ------------  ------------


Increase (Decrease) in Cash                           --            --

Cash at beginning of period                           --            --
                                              ------------  ------------

Cash at end of period                         $       --    $       --
                                              ============  ============

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period            $       --    $       --
                                              ============  ============
      Income taxes for the period             $       --    $       --
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

5.    Net earnings (loss) per common share
      ------------------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 1999 and 1998, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

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

                                           2000                    1999
                                  ----------------------  ----------------------
                                               Weighted                Weighted
                                                average                 average
                                    Number     exercise     Number     exercise
                                  of options     price    of options     price
                                  ----------  ----------  ----------  ----------

Outstanding at beginning of year   1,189,500     $0.94     1,304,500     $0.83
   Granted                                 -         -       705,000     $1.00
   Exercised                               -         -             -         -
   Expired/Forfeited                       -         -      (820,000)    $1.00
                                  ----------              ----------
Outstanding at end of year         1,189,500     $0.94     1,189,500     $0.94
                                  ==========              ==========

                            Septima Enterprises, Inc.

The following table summarizes information about the stock options at June 30, 2000:

                                                           June 30, 2000
                                                    -------------------------
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

                                                       Septima Enterprises, Inc.


August    1   , 2000                                   /s/ Gregory Johnson.
       -------                                ----------------------------------
                                                                 Gregory Johnson
                                                          President and Director