Form 10QSB
period 2000-03-31
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX        QUARTERLY  REPORT  UNDER  SECTION  13  OR 15(d)  OF THE SECURITIES
---------     EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2000

              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
----------    1934

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

                            Septima Enterprises, Inc.

                Form 10-QSB for the Quarter ended March 31, 2000

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheets of Septima Enterprises, Inc. (a Colorado corporation) as of March 31, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the nine and six months ended March 31, 2000 and 1999 and the statements of cash flows for the nine months ended March 31, 2000 and 1999, respectively. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                            Septima Enterprises, Inc.
                                 Balance Sheets
                             March 31, 2000 and 1999

                                   (Unaudited)

                                                                 2000           1999
                                                             -----------    -----------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------

      Total current assets                                          --             --
                                                             -----------    -----------

Total Assets                                                 $      --      $      --
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



                            Septima Enterprises, Inc.
                Statements of Operations and Comprehensive Income
               Nine and Three months ended March 31, 2000 and 1999

                                   (Unaudited)

                                      Nine months      Nine months     Three months     Three months
                                         ended            ended            ended            ended
                                       March 31,        March 31,        March 31,        March 31,
                                           2000             1999             2000             1999
                                    --------------   --------------   --------------   --------------

Revenues                            $         --     $         --     $         --     $         --
                                    --------------   --------------   --------------   --------------

Expenses                                      --               --               --               --
                                    --------------   --------------   --------------   --------------

Loss from operations
   before income taxes                        --               --               --               --

Provision for income taxes                    --               --               --               --
                                    --------------   --------------   --------------   --------------

Net Loss                                      --               --               --               --

Other comprehensive income                    --               --               --               --
                                    --------------   --------------   --------------   --------------

Comprehensive Income                $         --     $         --     $         --     $         --
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

                            Septima Enterprises, Inc.
                            Statements of Cash Flows
                    Nine months ended March 31, 2000 and 1999

                                   (Unaudited)

                                              Nine months   Nine months
                                                 ended          ended
                                               March 31,      March 31,
                                                  2000          1999
                                              -----------   -----------
Cash Flows from Operating Activities
   Net loss                                   $      --     $      --
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization               --            --
                                              -----------   -----------

Net cash used in operating activities                --            --
                                              -----------   -----------


Cash Flows from Investing Activities                 --            --
                                              -----------   -----------


Cash Flows from Financing Activities                 --            --
                                              -----------   -----------


Increase (Decrease) in Cash                          --            --

Cash at beginning of period                          --            --
                                              -----------   -----------

Cash at end of period                         $      --     $      --
                                              ===========   ===========

Supplemental disclosure of interest
   and income taxes paid

      Interest paid for the period            $      --     $      --
                                              ===========   ===========
      Income taxes for the period             $      --     $      --
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

5.    Net earnings (loss) per common share
      ------------------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000 and 1999, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

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

                                            2000                    1999
                                   ---------------------  ----------------------
                                               Weighted                Weighted
                                                average                 average
                                     Number    exercise     Number     exercise
                                   of options    price    of options     price
                                   ---------- ----------  ----------  ----------

Outstanding at beginning of year   1,189,500     $0.94     1,304,500     $0.83
   Granted                              --        --         705,000     $1.00
   Exercised                            --        --            --        --
   Expired/Forfeited                    --        --        (820,000)    $1.00
                                   ---------               ---------
Outstanding at end of year         1,189,500     $0.94     1,189,500     $0.94
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