Form 10KSB
period 2000-06-30
SEPTIMA ENTERPRISES INC
filed 2000-08-07
CIK 842013

U. S. SECURITIES AND EXCHNAGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10 - KSB

[x]             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXHNAGE ACT OF 1934

                For the fiscal year ended June 30, 2000

[ ]             TRANSISITION REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                to
                                               --------------     --------------

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

                                 (651) 433-3522
                                 --------------
               Registrant's telephone number, including area code

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended June 30, 2000, was 0.

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

         As of August 1, 2000, there were 8,995,629 shares of Common Stock issued and outstanding.

         Transitional Small Business Disclosure Format :  Yes   No X
                                                             ---  ---

                                TABLE OF CONTENTS
                                -----------------

                                                                    Page No.

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS                              3

         ITEM 2.  DESCRIPTION OF PROPERTY                              4

         ITEM 3.  LEGAL PROCEEDINGS                                    4

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITIY HOLDERS                                 4

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS                      4

         ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                 6

         ITEM 7.  INDEX TO FINANCIAL STATEMENTS                        9

         ITEM 8.  CHANGES AND DISAGREEMENTS WITH
                  ACCOUNTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES                                9

PART III

         ITEM 9.  OFFICERS AND DIRECTORS                              10

         ITEM 10.   EXCEUTIVE COMPENSATION                            10

         ITEM 11.  SECURITY OWNERSHIP OF CERTIN BENEFICIAL
                    OWNERS AND MANAGEMENT                             11

         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                    TRANSACTIONS.                                     11

         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                   13

SIGNATURES                                                            14

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There was no shareholder meeting and no matters were submitted to the security holders for a vote during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS

         As of June 30, 2000 there were 8.995,629 shares of no par value common stock (the "Common Stock") of the Company outstanding and owned of record by 192 shareholders of record and Cede has 801,136 shares represented by 46 separate certificates. On December 21, 1998 the Company amended its Articles of
Incorporation to eliminate all previously authorized preferred stock and increased its authorized capitalization from 10,000,000 shares to 100,000,000 shares. Since May 1995 the Company's Common Stock has been publicly traded on the National Association of Securities Dealers electronic bulletin Board System under the symbol "SEPP

         The following Table sets forth the range of high and low prices per share of Common stock for each of the periods indicated.

                                                                High     Low
                                                               -----    -----
         FY 1998- 1999
                  Quarter Ended September 30, 1998             .0625    .0625
                  Quarter Ended December 31, 1998              .0156    .0156
                  Quarter Ended March 31, 1999                 .0156    .0156
                  Quarter Ended June 30, 1999                  .4687    .4687

         FY 1999-2000
                  Quarter Ended September 30, 1999             .1875    .1875
                  Quarter Ended December 31, 1999              .0625    .0625
                  Quarter Ended March 31, 2000                 .4687    .4687
                  Quarter Ended June 30, 2000                  .01      .01

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

                                    PART III

ITEM 9.  OFFICERS AND DIRECTORS

The Officers and Directors are as follows:

     Name               Age                  Position
    ------              ---                  --------

Gregory Johnson         36       President and Chief Executive Officer, Director

Robert Heidmann         51       Vice-President, Director

Paula Nichols           34       Secretary/Treasurer and Chief Financial Officer
                                 Director.

ITEM 10 EXECUTIVE COMPENSATION

         There was no significant compensation paid during the Fiscal year ended 6/30/2000 or 6/30/99.

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







                 (Balance of this page left blank intentionally)

                                   SIGNATURES

         In accord with Section 13 or 15(d) of the Securities Act of 1993, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             SEPTIMA ENTERPRISES, INC.

Dated: August 7, 2000               By       /s/ Gregory Johnson
                                        ----------------------------------------
                                             Gregory Johnson,
                                             President and Chief Executive
                                             Officer

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date as indicated.

Date: August 7, 2000                By:      /s/Gregory Johnson
                                       -----------------------------------------
                                             Gregory Johnson, Director,
                                             President, and Chief Executive
                                             Officer

Dated: August 7, 2000               By:      /s/Robert Heidmann
                                       -----------------------------------------
                                             Robert Heidmann, Director,
                                             Vice-President

Dated: August 7, 2000               By:      /s/ Paula Nichols
                                       -----------------------------------------
                                             Paula Nichols, Director, Secretary/
                                             Treasurer and Chief Financial
                                             Officer

                                     SEPTIMA
                                ENTERPRISES, INC.

                              Financial Statements
                                       and
                                Auditor's Report

                             June 30, 2000 and 1999




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

                            SEPTIMA ENTERPRISES, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

Reports of Independent Certified Public Accountants                          F-2

Financial Statements

   Balance Sheets
     as of June 30, 2000 and 1999                                            F-3

   Statements of Operations and Comprehensive Income
     for the years ended June 30, 2000 and 1999                              F-4

   Statement of Changes in Stockholders' Equity
     for the years ended June 30, 2000 and 1999                              F-5

   Statements of Cash Flows
     for the years ended June 30, 2000 and 1999                              F-6

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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Septima Enterprises, Inc.

We have audited the accompanying balance sheet of Septima Enterprises, Inc. (a Colorado corporation ) as of June 30, 2000 and 1999 and the related statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Septima Enterprises, Inc. as of June 30, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-2




                            SEPTIMA ENTERPRISES, INC.
                                 BALANCE SHEETS
                             June 30, 2000 and 1999


                                     ASSETS
                                     ------
                                                                 2000           1999
                                                             -----------    -----------
Current assets
   Cash on hand and in bank                                  $      --      $      --
                                                             -----------    -----------
     Total current assets                                           --             --
                                                             -----------    -----------

TOTAL ASSETS                                                 $      --      $      --
                                                             ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
   Accounts payable - trade                                  $   125,000    $   125,000
     Total current liabilities                                   125,000        125,000
                                                             -----------    -----------

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
                                                             ===========    ===========






                            SEPTIMA ENTERPRISES, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       Years ended June 30, 2000 and 1999


                                                            2000            1999
                                                        ------------    ------------

Net revenues                                            $       --      $       --
                                                        ------------    ------------

Operating expenses
   General and administrative                                   --              --
                                                        ------------    ------------

Net Loss from continuing
   operations before income taxes                               --              --

Income tax benefit (expense)                                    --              --
                                                        ------------    ------------

Net Income (Loss)                                               --              --

Other comprehensive income                                      --              --
                                                        ------------    ------------

Comprehensive Income (Loss)                             $       --      $       --
                                                        ============    ============

Earnings (Loss) per  weighted-average
   share of common stock outstanding,
   basic and fully diluted, calculated on
   Net Income (Loss)
     From continuing operations                         $       0.00    $       0.00
     From discontinued operations                               0.00            0.00
                                                        ------------    ------------
     Total earnings (loss) per share                    $       0.00    $       0.00
                                                        ============    ============

Weighted-average number of
   common shares outstanding                               8,995,629       8,858,506
                                                        ============    ============






                            SEPTIMA ENTERPRISES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years ended June 30, 2000 and 1999


                                          Common Stock
                                          ------------         Contributed    Deferred     Accumulated
                                      Shares       Amount       capital     compensation     deficit         Total
                                   ------------ ------------  ------------  ------------   ------------  ------------

Balances at July 1, 1998            8,995,629   $ 1,521,125   $   203,608   $    (9,407)   $(1,840,329)   $  (125,000)

Net loss for the year                    --            --            --            --             --             --
                                   ----------    ----------    -----------    ---------     ----------     ----------

Balances at June 30, 1999           8,995,629     1,521,125       203,608        (9,407)    (1,840,329)      (125,000)

Net loss for the year                    --            --             --            --             --             --
                                   ----------    ----------     ----------    ----------    ----------     ----------

Balances at June 30, 2000           8,995,629   $ 1,521,125   $   203,608    $    (9,407)  $(1,840,329)   $  (125,000)
                                   ==========    ==========    ==========     ==========    ==========     ==========


                            SEPTIMA ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended June 30, 2000 and 1999


                                                        2000       1999
                                                       -------    -------

Cash flows from operating activities
   Net income (loss) for the period                   $   --     $   --
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                      --         --
                                                      --------   --------
Net cash provided by (used in) operating activities       --         --
                                                      --------   --------

Cash flows from investing activities                      --         --
                                                      --------   --------

Cash flows from financing activities                      --         --

Increase (Decrease) in Cash                               --         --

Cash at beginning of period                               --         --
                                                      --------   --------

Cash at end of period                                 $   --     $   --
                                                      --------   --------

Supplemental disclosure of interest
   and income taxes paid
     Interest paid for the period                     $   --     $   --
                                                      ========   ========
     Income taxes paid for the period                 $   --     $   --
                                                      ========   ========

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

5.   Net earnings (loss) per common share
     ------------------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

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

                            SEPTIMA ENTERPRISES, INC.

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

                                          2000                    1999
                                  --------------------    --------------------
                                             Weighted               Weighted
                                              average                average
                                    Number   exercise     Number    exercise
                                  of options   price    of options    price
                                  ---------- ---------  ---------- ----------

Outstanding at beginning of year  1,189,500      $0.94   1,304,500      $0.83
   Granted                                -          -     705,000      $1.00
   Exercised                              -          -           -          -
   Expired/Forfeited                      -          -    (820,000)     $1.00
                                  ---------              ---------

Outstanding at end of year        1,189,500      $0.94   1,189,500      $0.94
                                  =========              =========

The following table summarizes information about the stock options at June 30, 2000:

                                                             June 30, 2000
                                                     -------------------------
                                         Exercise      Number         Number
           Expiration Date                 Price     Outstanding    Exercisable
                                        -----------  -----------    -----------

           September 2006                    $0.20      62,500          62,500
           January 2003                      $0.20      20,000          20,000
           September 2001                    $0.50      17,000          17,000
           Various from November 2000
               through January 2004          $1.00   1,090,000        1,090,000
                                                     ---------        ---------

                                                     1,189,500        1,189,500
                                                     =========        =========

                            SEPTIMA ENTERPRISES, INC.

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