Form 10QSB
period 2000-09-30
SEPTIMA ENTERPRISES INC
filed 2000-10-24
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY REPORT UNDER SECTION 13 OR  15(d)  OF  THE  SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                       Commission File Number: 33-25126-D
                                               ----------

                            Septima Enterprises, Inc.
        (Exact name of small business issuer as specified in its charter)

           Colorado                                            85-0368333
------------------------------                        --------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 24, 2000: 8,995,629
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                            Septima Enterprises, Inc.

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12

Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   13

Exhibits

  Exhibit 23.1    Consent of Independent Certified Public Accountants        14

  Exhibit 27      Financial Data Schedule                                    15

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

Item 1 - Part 1 - Financial Statements

                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheets of Septima Enterprises, Inc. (a Colorado corporation) as of September 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income and statements of cash flows for the three months then ended. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                          S. W. HATFIELD, CPA
Dallas, Texas
October 24, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                            Septima Enterprises, Inc.
                                 Balance Sheets
                           September 30, 2000 and 1999

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
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $   133,696    $   125,000
                                                             -----------    -----------

      Total current liabilities                                  133,696        125,000
                                                             -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Common stock - No par value
      100,000,000 shares authorized; 8,995,629 shares
         issued and outstanding, respectively                  1,551,128      1,551,128
   Contributed capital                                           203,608        203,608
   Deferred compensation                                            --           (9,407)
   Accumulated deficit                                        (1,888,432)    (1,870,329)
                                                             -----------    -----------

      Total shareholders' equity                                (133,696)      (125,000)
                                                             -----------    -----------

Total Liabilities and Shareholders' Equity                   $      --      $      --
                                                             ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                Statements of Operations and Comprehensive Income
                 Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                         Three months   Three months
                                            ended          ended
                                        September 30,  September 30,
                                             2000           1999
                                         -----------    -----------

Revenues                                 $      --      $      --
                                         -----------    -----------

Expenses
   General and administrative expenses         9,407           --
                                         -----------    -----------

Loss from continuing operations
   before income taxes                        (9,407)          --

Provision for income taxes                      --             --
                                         -----------    -----------

Loss from continuing operations               (9,407)          --

Discontinued operations,
   net of income taxes
   Income (Loss) from
     discontinued operations                  (8,696)          --
                                         -----------    -----------

Net Loss                                     (18,103)          --

Other comprehensive income                      --             --
                                         -----------    -----------

Comprehensive Income                     $   (18,103)   $      --
                                         ===========    ===========

Loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss
     From continuing operations                  nil            nil
     From discontinued operations                nil            nil
                                         -----------    -----------
       Total loss per share                      nil            nil
                                         ===========    ===========

Weighted-average number of shares
   of common stock outstanding             8,995,629      8,995,629
                                         ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.

                            Septima Enterprises, Inc.
                            Statements of Cash Flows
                 Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                Three months    Three months
                                                    ended           ended
                                                September 30,   September 30,
                                                     2000             1999
                                                ------------    -------------
Cash Flows from Operating Activities
   Net loss                                     $    (18,103)   $        --
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                  --               --
         Deferred consulting fees                      9,407             --
         Change in net assets and liabilities
            of discontinued operations                 8,696             --
                                                ------------    -------------

Net cash used in operating activities                   --               --
                                                ------------    -------------


Cash Flows from Investing Activities                    --               --
                                                ------------    -------------


Cash Flows from Financing Activities                    --               --
                                                ------------    -------------


Increase (Decrease) in Cash                             --               --

Cash at beginning of period                             --               --
                                                ------------    -------------

Cash at end of period                           $       --      $        --
                                                ============    =============

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period              $       --      $        --
                                                ============    =============
      Income taxes for the period               $       --      $        --
                                                ============    =============




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

The Company, due to the unsuccessful nature of its initial operations, ceased all operations in February 1998. In September 1998, creditors of the Company were successful in obtaining a judgment against the Company for unpaid debts. In October 1998, the Company was subject to a Judicial Sale whereby all assets of the Company were sold in satisfaction of the September 1998 judgment.
Accordingly, the aggregate adjusted balance of open trade payables, as of September 30, 2000, of approximately $134,000 is the only remaining identifiable liability of the Company.

During the first quarter of Fiscal 2001, the Company's legal counsel began to negotiate the settlement of the outstanding trade accounts payable. As a result of these activities, the Company was able to negotiate settlements, using both cash, the Company's restricted and unregistered common stock and combinations thereof, to satisfy approximately $122,700 of open trade payables. Additionally, unaffiliated third parties have agreed to assume the remaining approximately $11,000 of trade payables owed to unlocated vendors. Management of the Company anticipates completing the settlement of these balances during the second quarter of Fiscal 2001.

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

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending June 30, 2001.

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

3.    Income taxes
      ------------

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

                            Septima Enterprises, Inc.

Note B - Summary of Significant Accounting Policies - Continued

4.    Net earnings (loss) per common share
      ------------------------------------

      Basic  earnings  (loss) per share is computed  by dividing  the net income
      (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.

Note C - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments: Cash, accounts receivable and accounts payable, The carrying amounts approximated fair value because the demand nature of these instruments.

Note D - Going Concern Uncertainty and Discontinued Operations

The Company, due to the unsuccessful nature of its initial operations, ceased all operations in February 1998. In September 1998, creditors of the Company were successful in obtaining a judgment against the Company for unpaid debts. In October 1998, the Company was subject to a Judicial Sale whereby all assets of the Company were sold in satisfaction of the September 1998 judgment.

During the first quarter of Fiscal 2001, the Company's legal counsel began to negotiate the settlement of the outstanding trade accounts payable. As a result of these activities, the Company has been able to negotiate settlements, using both cash, the Company's restricted and unregistered common stock and combinations thereof, to pay approximately $122,700 of open trade payables and an additional approximate $11,000 of trade payables controlled by unlocated vendors will be assumed by controlling shareholders of the Company. Accordingly, the aggregate adjusted balance of open trade payables of approximately $134,000 is the only remaining identifiable liability of the Company. Management of the Company anticipates the final settlement of these balances during the second quarter of Fiscal 2001.

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

Note E - Common Stock Transactions

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

Note F - Stock Options

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

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years as of June 30, 2000. A reconciliation of the Company's stock option activity, and related information for the three months ended September 30, 2000 and the year ended June 30, 2000 is as follows:

                                    Three months ended          Year ended
                                    September 30, 2000         June 30, 2000
                                   --------------------    --------------------
                                               Weighted                Weighted
                                                average                 average
                                     Number    exercise      Number    exercise
                                   of options    price     of options    price
                                   ----------  --------    ----------  --------

Outstanding at beginning of year    1,189,500    $0.94      1,189,500    $0.94
   Granted                               --       --             --       --
   Exercised                             --       --             --       --
   Expired/Forfeited                     --       --             --       --
                                   ----------              ----------

Outstanding at end of year          1,189,500    $0.94      1,189,500    $0.94
                                   ==========              ==========

                            Septima Enterprises, Inc.

Note G - Stock Options - Continued

The following table summarizes information about the stock options at September 30, 2000:

                                                    September 30, 2000
                                                --------------------------
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

Note H - Income Taxes

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of September 30, 2000 and 1999, respectively:

                                                   2000           1999
                                                 ---------      ---------
       Deferred tax assets
         Net operating loss carryforwards        $ 311,000      $ 305,000
         Less valuation allowance                 (311,000)      (305,000)
                                                 ---------      ---------

       Net Deferred Tax Asset                    $    --        $    --
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

(3)    Results of Operations, Liquidity and Capital Resources

As of the  date of  this  filing,  the  Company  has no  operations  or  assets.
Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The aggregate adjusted balance of open trade payables, as of September 30, 2000, of approximately $134,000 is the only remaining identifiable liability of the Company.

During the first quarter of Fiscal 2001, the Company's legal counsel began to negotiate the settlement of the outstanding trade accounts payable. As a result of these activities, the Company was able to negotiate settlements, using both cash, the Company's restricted and unregistered common stock and combinations thereof, to satisfy approximately $122,700 of open trade payables. Additionally, unaffiliated third parties have agreed to assume the remaining approximately $11,000 of trade payables owed to unlocated vendors. Management of the Company anticipates completing the settlement of these balances during the second quarter of Fiscal 2001.

The Company continues to seek a suitable merger or acquisition candidate.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Reports on Form 8-K and Exhibits

       Reports on Form 8-K - None
       Exhibit 23.1 - Consent of Independent Certified Public Accountants
       Exhibit 27 - Financial Data Schedule

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Septima Enterprises, Inc.

August    1   , 2000                                   /s/ Gregory Johnson.
       -------                                     -----------------------------
                                                                 Gregory Johnson
                                                          President and Director