Form 10QSB
period 2000-12-31
SEPTIMA ENTERPRISES INC
filed 2001-01-09
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 2000

                TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
----------      OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 8, 2001: 9,284,167
                                          --------------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                            Septima Enterprises, Inc.

               Form 10-QSB for the Quarter ended December 31, 2000

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Septima Enterprises, Inc.

We have reviewed the accompanying balance sheets of Septima Enterprises, Inc. (a Colorado corporation) as of December 31, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended December 31, 2000 and 1999 and the accompanying statements of cash flows for the six months ended December 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                       S. W. HATFIELD, CPA
Dallas, Texas
January 8, 2001

                      Use our past to assist your future sm

(secure mailing address)                   (overnight delivery/shipping address)
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

                           December 31, 2000 and 1999

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
                                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                          $      --      $   125,000
                                                                     -----------    -----------

      Total current liabilities                                             --          125,000
                                                                     -----------    -----------


Commitments and Contingencies

Shareholders' Equity
   Common stock - No par value
      100,000,000 shares authorized; 9,284,167
         and 8,995,629 shares issued and outstanding, respectively     1,839,666      1,551,128
   Contributed capital                                                   243,424        203,608
   Deferred compensation                                                    --           (9,407)
   Accumulated deficit                                                (2,083,090)    (1,870,329)
                                                                     -----------    -----------

      Total shareholders' equity                                            --         (125,000)
                                                                     -----------    -----------

Total Liabilities and Shareholders' Equity                           $      --      $      --
                                                                     ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                            Septima Enterprises, Inc.
                Statements of Operations and Comprehensive Income
              Six and Three months ended December 31, 2000 and 1999

                                   (Unaudited)

                                            Six months     Six months   Three months   Three months
                                              ended          ended         ended          ended
                                           December 31,   December 31,  December 31,   December 31,
                                               2000           1999          2000           1999
                                           -----------    -----------   -----------    -----------
Revenues                                   $      --      $      --     $      --      $      --
                                           -----------    -----------   -----------    -----------

Expenses
   General and administrative expenses           9,407           --            --             --
   Effect of issuing common stock in
     exchange for cancellation of issued
     and outstanding options                   194,658           --         194,658           --
                                           -----------    -----------   -----------    -----------

   Total operating expenses                    204,065           --         194,658           --
                                           -----------    -----------   -----------    -----------

Loss from continuing operations
   before income taxes                        (204,065)          --        (194,658)          --

Provision for income taxes                        --             --            --             --
                                           -----------    -----------   -----------    -----------

Loss from continuing operations               (204,065)          --        (194,658)          --

Discontinued operations,
   net of income taxes
   Income (Loss) from
     discontinued operations                    (8,696)          --            --             --
                                           -----------    -----------   -----------    -----------

Net Loss                                      (212,761)          --        (194,658)          --

Other comprehensive income                        --             --            --             --
                                           -----------    -----------   -----------    -----------

Comprehensive Income                       $  (212,761)   $      --     $  (194,658)   $      --
                                           ===========    ===========   ===========    ===========

Loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss
     From continuing operations            $     (0.02)           nil   $     (0.02)           nil
     From discontinued operations                 0.00            nil          0.00            nil
                                           -----------    -----------   -----------    -----------
       Total loss per share                $     (0.02)           nil   $     (0.02)           nil
                                           ===========    ===========   ===========    ===========

Weighted-average number of shares
   of common stock outstanding               9,091,931      8,995,629     9,188,233      8,995,629
                                           ===========    ===========   ===========    ===========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                            Septima Enterprises, Inc.
                            Statements of Cash Flows
                   Six months ended December 31, 2000 and 1999

                                   (Unaudited)

                                                           Six months      Six months
                                                             ended           ended
                                                          December 31,    December 31,
                                                               2000            1999
                                                          ------------    ------------
Cash Flows from Operating Activities
   Net loss                                               $   (212,761)   $       --
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                            --              --
         Deferred consulting fees                                9,407            --
         Effect of issuing common stock in
            exchange for cancellation of issued
            and outstanding options                            194,658            --
         Change in net assets and liabilities
            of discontinued operations                           8,696            --
                                                          ------------    ------------

Net cash used in operating activities                             --              --
                                                          ------------    ------------


Cash Flows from Investing Activities                              --              --
                                                          ------------    ------------


Cash Flows from Financing Activities                              --              --
                                                          ------------    ------------


Increase (Decrease) in Cash                                       --              --

Cash at beginning of period                                       --              --
                                                          ------------    ------------

Cash at end of period                                     $       --      $       --
                                                          ============    ============

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period                        $       --      $       --
                                                          ============    ============
      Income taxes for the period                         $       --      $       --
                                                          ============    ============

Supplemental disclosure of non-cash
   investing and financing activities
      Accounts payable settled with common stock          $     93,880    $      --
                                                          ============    ===========
      Accounts payable paid by significant shareholders   $     39,816    $      --
                                                          ============    ===========


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

The Company, due to the unsuccessful nature of its initial operations, ceased all operations in February 1998. In September 1998, creditors of the Company were successful in obtaining a judgment against the Company for unpaid debts. In October 1998, the Company was subject to a Judicial Sale whereby all assets of the Company were sold in satisfaction of the September 1998 judgment.
Accordingly, the aggregate adjusted balance of open trade payables, as of December 31, 2000, of approximately $134,000 is the only remaining identifiable liability of the Company.

During the first quarter of Fiscal 2001, the Company's legal counsel began to negotiate the settlement of the outstanding trade accounts payable. As a result of these efforts, the Company was able to negotiate settlements during the second quarter of Fiscal 2001, using cash, the Company's restricted and unregistered common stock and combinations thereof, to satisfy approximately $122,700 of open trade payables. Additionally, unaffiliated third parties have agreed to assume the remaining approximately $11,000 of trade payables owed to unlocated vendors.

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

During the first quarter of Fiscal 2001, the Company's legal counsel began to negotiate the settlement of approximately $134,000 in outstanding trade accounts payable. As a result of these efforts, the Company was able to negotiate settlements during the second quarter of Fiscal 2001, using cash, the Company's restricted and unregistered common stock and combinations thereof, to satisfy approximately $122,700 of open trade payables. Additionally, unaffiliated third parties have agreed to assume the remaining approximately $11,000 of trade payables owed to unlocated vendors.

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

On October 10, 2000, the Company issued an aggregate 93,880 shares of the Company's restricted, unregistered common stock in settlement of outstanding trade accounts payable in the amount of approximately $93,880.

On November 11, 2000, the Company issued an aggregate 194,658 shares of the Company's restricted, unregistered common stock in exchange for the surrender and cancellation of an aggregate 1,227,000 issued and outstanding options to purchase the Company's common stock at various prices between $0.20 and $1.00 through periods expiring through January 2004. This transaction was valued at approximately $194,658, which approximates the "fair value" of the Company's common stock as established by the October 2000 settlement of trade accounts payable with equivalent shares.

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

During the second quarter of Fiscal 2001, the Company negotiated the surrender and cancellation of approximately 1,227,000 issued and outstanding options to purchase shares of the Company's common stock at prices ranging between $0.20 and $1.00 per share, expiring through January 2004, in exchange for the issuance of an aggregate 194,658 shares of restricted, unregistered common stock. The common stock was issued at an exchange rate of approximately 12.42% of the issued and outstanding options cancelled.

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years as of December 31, 2000. A reconciliation of the Company's stock option activity, and related information for the six months ended December 31, 2000 and the year ended June 30, 2000 is as follows:

                            Septima Enterprises, Inc.

                                      Six months ended            Year ended
                                      December 31, 2000         June 30, 2000
                                    --------------------    --------------------
                                                Weighted                Weighted
                                                 average                 average
                                      Number    exercise      Number    exercise
                                    of options    price     of options    price
                                    ----------  --------    ----------  --------

Outstanding at beginning of year     1,189,500     $0.94     1,189,500     $0.94
   Granted                                --        --            --        --
   Exercised                              --        --            --        --
   Expired/Forfeited                (1,107,000)     --            --        --
                                    ----------              ----------

Outstanding at end of period            82,500     $0.88     1,189,500     $0.94
                                    ==========              ==========

The following table summarizes information about the stock options at December 31, 2000:

                                                           December 31, 2000
                                                       -------------------------
                                         Exercise         Number        Number
     Expiration Date                      Price        Outstanding   Exercisable
     ---------------                     --------      -----------   -----------

     September 2006                       $0.20                  -             -
     January 2003                         $0.20              5,000         5,000
     September 2001                       $0.50             12,500        12,500
     Various from May 2002
         through January 2003             $1.00             65,000        65,000
                                                            ------        ------

                                                            82,500        82,500
                                                            ======        ======

Note H - Income Taxes

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of December 31, 2000 and 1999, respectively:

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

During the first quarter of Fiscal 2001, the Company's legal counsel began to negotiate the settlement of approximately $134,000 in outstanding trade accounts payable. As a result of these efforts, the Company was able to negotiate settlements during the second quarter of Fiscal 2001, using cash, the Company's restricted and unregistered common stock and combinations thereof, to satisfy approximately $122,700 of open trade payables. Additionally, unaffiliated third parties have agreed to assume the remaining approximately $11,000 of trade payables owed to unlocated vendors.

The Company continues to seek a suitable merger or acquisition candidate.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       On October 10, 2000, the Company issued an aggregate 93,880 shares of the Company's restricted, unregistered common stock in settlement of outstanding trade accounts payable in the amount of approximately $93,880.

       On November 11, 2000, the Company issued an aggregate 194,658 shares of the Company's restricted, unregistered common stock in exchange for the surrender and cancellation of an aggregate 1,227,000 issued and outstanding options to purchase the Company's common stock at various prices between $0.20 and $1.00 through periods expiring through January 2004. This transaction was valued at approximately $194,658, which approximates the "fair value" of the Company's common stock as established by the October 2000 settlement of trade accounts payable with equivalent shares.

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders

       On January 2, 2001, the Company filed a Definitive Information Statement pursuant to Section 14(c) of The Securities Exchange Act of 1934 calling a Special Meeting of Shareholders to be held on January 22, 2001. The following items are scheduled to be voted upon by the Company's shareholders: 1) Amend the Company's Articles of Incorporation effecting a reverse stock split of the issued and outstanding common shares on a one for one-hundred (1:100) basis and changing the par value to $0.00001 per share; 2) A Director's Proposal to amend the Company's Articles of Incorporation to change the Company's name from "Septima Enterprises, Inc." to a name yet to be chosen by the Company's Board of Directors; and
       3) A Director's Proposal to change the corporate domicile from Colorado to Nevada through merging the Company into a new Nevada corporation incorporated solely for the purpose of changing the Company's domicile.

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

                                                       Septima Enterprises, Inc.

January    8   , 2001                             /s/ Gregory Johnson.
        -------                           --------------------------------------
                                                                 Gregory Johnson
                                                          President and Director