Form 10-Q
period 2001-03-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2001-05-21
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number: 33-25126-D

                        Bio-Solutions International, Inc.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                             85-0368333
-----------------------------------------               ------------------------
  (State of Incorporation)                              (Employer Identification
                                                                         Number)

3807 Hardy Street, Hattiesburg, MS                                39302
------------------------------------------               -----------------------
(Address of principal executive offices)                         (Zip Code)


Issuer's telephone number:  (601) 271-7309


                  15945 Quality Trail North, Scandia, MN 55043
                       ----------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Securities to be registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                        on which registered
         None                                                   None
-----------------------------------                    ------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES  X            NO
                              -----            -----

As of May 14, 2001, there are 39,447,212 shares of voting stock of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one):   YES      NO   X
                                                                ----      ----


                        Bio-Solutions International, Inc.

                Form 10-QSB for the Quarter ended March 31, 2001

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1   Financial Statements                                           F-1-11

  Item 2   Management's Discussion and Analysis or Plan of Operation         14


Part II - Other Information

  Item 1   Legal Proceedings                                                 15

  Item 2   Changes in Securities                                             15

  Item 3   Defaults Upon Senior Securities                                   16

  Item 4   Submission of Matters to a Vote of Security Holders               16

  Item 5   Other Information                                                 17

  Item 6   Exhibits and Reports on Form 8-K                                  20


Signatures                                                                   21

Item 1 - Part 1 - Financial Statements



Bio-Solutions International, Inc.

TABLE OF CONTENTS

                                                                      Page

Balance Sheet                                                         F-1

Statement of Operations and Comprehensive Income                      F-2

Statement of Changes in Stockholders' Equity                          F-3

Statement of Cash Flows                                               F-4

Notes to Financial Statements                                         F-5







   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                 The accompanying notes are an integral part of
                          these financial statements.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                                 Balance Sheets
                             March 31, 2001 and 2000

                                   (Unaudited)

                                                                  2001               2000
                                                             ----------------   ----------------
                     ASSETS
Current Assets
   Cash on hand and in bank                                  $              -   $             -
   Prepaid expenses                                                   120,000                 -
                                                             ----------------   ----------------

      Total current assets                                            120,000                 -
                                                             ----------------   ----------------

Total Assets                                                 $        120,000   $             -
                                                             ================   ================


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                                  $              -   $       125,000
                                                             ----------------   ----------------

      Total current liabilities                                             -           125,000
                                                             ----------------   ----------------


Commitments and Contingencies


Shareholders' Equity Common stock - $0.0001 par value.
      100,000,000 shares authorized.
      26,642,907 and 90,021 shares
      issued and outstanding, respectively                              2,664                 9
   Additional paid-in capital                                       2,345,926         1,754,727
   Deferred compensation                                                    -            (9,407)
   Accumulated deficit                                             (2,228,590)       (1,870,329)
                                                             ----------------   ----------------

      Total shareholders' equity                                      120,000          (125,000)
                                                             ----------------   ----------------

Total Liabilities and Shareholders' Equity                   $        120,000   $             -
                                                             ================   ================





                                       F-1

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                 The accompanying notes are an integral part of
                          these financial statements.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                          Statements of Operations and
                       Comprehensive Income Nine and Three
                      months ended March 31, 2001 and 2000

                                   (Unaudited)

                                              Nine months      Nine months      Three months      Three months
                                                 ended             ended          ended              ended
                                               March 31,         March 31,      March 31,           March 31,
                                                 2001              2000           2001                2000
                                         ----------------------------------------------------------------------
Revenues                                    $           -     $           -     $           -     $           -
                                            -------------     -------------     -------------     -------------

Expenses
   General and administrative expenses            154,907                 -           145,500                 -
   Effect of issuing common stock in
     exchange for cancellation of issued
     and outstanding options                      194,658                 -                 -                 -
                                            -------------     -------------     -------------     -------------

   Total operating expenses                       349,565                 -           145,500                 -
                                            -------------     -------------     -------------     -------------

Loss from continuing operations
   before income taxes                           (349,565)                -          (145,500)                -

Provision for income taxes                              -                 -                 -                 -
                                            -------------     -------------     -------------     -------------

Loss from continuing operations                  (349,565)                -          (145,500)                -

Discontinued operations,
   net of income taxes
   Income (Loss) from
     discontinued operations                       (8,696)                -                 -                 -
                                            -------------     -------------     -------------     -------------

Net Loss                                         (358,261)                -          (145,500)                -

Other comprehensive income                              -                 -                 -                 -
                                            -------------     -------------     -------------     -------------

Comprehensive Income                        $    (358,261)    $           -     $    (145,500)    $           -
                                            =============     =============     =============     =============

Loss per weighted-average share
   of common stock outstanding,
   calculated on Net Loss
     From continuing operations            $(0.07)             nil              $(0.01)            nil
     From discontinued operations            0.00              nil                0.00             nil
                                             ----              ---                ----             ---
       Total loss per share                $(0.07)             nil              $(0.01)            nil
                                             ====              ===                ====             ===

Weighted-average number of shares
   of common stock outstanding             4,945,448           90,921           14,870,129         90,921
                                           =========           ======           ==========         ======



                                       F-2

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                 The accompanying notes are an integral part of
                          these financial statements.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                            Statements of Cash Flows
                    Nine months ended March 31, 2001 and 2000

                                   (Unaudited)

                                                               Nine months       Nine months
                                                                  ended             ended
                                                                March 31,         March 31,
                                                                  2001                2000
                                                              --------------------------------
Cash Flows from Operating Activities
   Net loss                                                   $     (358,261)   $            -
   Adjustments to reconcile net loss to
      net cash used in operating activities
         Depreciation and amortization                                     -                 -
         Deferred consulting fees                                      9,407                 -
         Professional and consulting fees
            paid with common stock                                   145,500
         Effect of issuing common stock in
            exchange for cancellation of issued
            and outstanding options                                  194,658                 -
         Change in net assets and liabilities
            of discontinued operations                                 8,696                 -
                                                              --------------    --------------

Net cash used in operating activities                                      -                 -
                                                              --------------    --------------


Cash Flows from Investing Activities                                       -                 -
                                                              --------------    --------------


Cash Flows from Financing Activities                                       -                 -
                                                              --------------    --------------


Increase (Decrease) in Cash                                                -                 -

Cash at beginning of period                                                -                 -
                                                              --------------    --------------

Cash at end of period                                         $            -    $            -
                                                              ==============    ==============

Supplemental disclosure of interest
   and income taxes paid
      Interest paid for the period                            $            -    $            -
                                                              ==============    ==============
      Income taxes for the period                             $            -    $            -
                                                              ==============    ==============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

                 The accompanying notes are an integral part of
                          these financial statements.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)

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

The Company held a Special Meeting of the Shareholders on January 22, 2001. The shareholders approved the following items: 1) Authorized the Company to effect a 1 for 100 reverse split of the Company's issued and outstanding common stock as of February 5, 2001; 2) authorized the Company to reincorporate in the State of Nevada thereby changing the corporate domicile from Colorado to Nevada; and 3) approved changing the par value of the common shares from no par value to $0.0001 per share. The effects of these actions are reflected in the accompanying financial statements as of the first day of the first period presented.

The Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the reincorporation. The Certificate of
Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to Bio-Solutions International, Inc. and modified the Company's capital structure to allow for the issuance of 100,000,000 total equity shares consisting of no shares of preferred stock and 100,000,000 shares of common stock. Both classes of stock have a par value of $0.0001 per share.

The Company has had no operations, assets or liabilities since its fiscal year ended June 30, 1998. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity; however, there is no legally binding requirement to do so.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)

                    Notes to Financial Statements - Continued


Note A - Organization and Description of Business - Continued

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

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)

                    Notes to Financial Statements - Continued


Note B - Summary of Significant Accounting Policies - Continued

3.    Income taxes

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

4.    Net earnings (loss) per common share

Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company's outstanding stock options are considered to be antidilutive due to the Company's net operating loss position.


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

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)

                    Notes to Financial Statements - Continued


Note D - Going Concern Uncertainty and Discontinued Operations - Continued

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


Note E - Common Stock Transactions

In February 2001, the Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such
Certificate of Incorporation changed the Company's name to Bio-Solutions International, Inc. and modified the Company's capital structure to allow for the issuance of 100,000,000 total equity shares consisting of no shares of preferred stock and 100,000,000 shares of common stock. Both classes of stock have a par value of $0.0001 per share.

On February 5, 2001, with the approval of the Company's shareholders, the Company enacted a 1:100 reverse split of its Common Stock, with fractional shares rounded up to the nearest whole share. The accompanying financial statements reflect this action as of the first day of the first period presented.

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

On October 10, 2000, the Company issued an aggregate 939 post-reverse split shares (93,880 pre-reverse split shares) of the Company's restricted, unregistered common stock in settlement of outstanding trade accounts payable in the amount of approximately $93,880.

On November 11, 2000, the Company issued an aggregate 1,947 post-reverse split shares (194,658 pre-reverse split) shares of the Company's restricted, unregistered common stock in exchange for the surrender and cancellation of an aggregate 1,227,000 issued and outstanding options to purchase pre-reverse split shares of the Company's common stock at various prices between $0.20 and $1.00 through periods expiring through January 2004. This transaction was valued at approximately $194,658, which approximates the "fair value" of the Company's common stock as established by the October 2000 settlement of trade accounts payable with equivalent shares.

On February 5, 2001, the Company issued 12,000,000 post-reverse split shares of restricted, unregistered common stock for future services at an estimated "fair value" of $0.01 per share, or $120,000.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)

                    Notes to Financial Statements - Continued


Note E - Common Stock Transactions - Continued

On February 13, 2001, the Company issued an aggregate 6,300,000 post-reverse split shares of restricted, unregistered common stock for professional consulting services related to the reinitialization of the Company, preparation of all delinquent SEC filings and search activities related to the potential acquisition of a privately- owned operating entity. This transaction was valued at an estimated "fair value" of $0.01 per share, or $63,000.

On February 16, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement registered 12,000,000 post-reverse split shares of the Company's common stock, reserved for the Company's Year 2001 Employee/Consultant Stock Compensation Plan for the Company's current employees, directors, consultants and advisors. Through May 14, 2001, a total of 8,510,000 shares under this Registration Statement have been sold or otherwise issued.

On March 14, 2001, the Company issued 100,000 post-reverse split shares of restricted, unregistered common stock for consulting services. This transaction was valued at an estimated "fair value" of $0.01 per share, or $1,000.


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

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years as of December 31, 2000. A reconciliation of the Company's stock option activity, and related information for the nine months ended March 31, 2001 and the year ended June 30, 2000 is as follows:

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)

                    Notes to Financial Statements - Continued


Note F - Stock Options - Continued

                                                Nine months ended                  Year ended
                                                  March 31, 2001                  June 30, 2000
                                              --------------------                ---------------
                                                              Weighted                           Weighted
                                                              average                            average
                                            Number            exercise          Number           exercise
                                            of options         price           of options         price
                                            ----------        ----------        ------------     -----------
Outstanding at beginning of year             1,189,500         $0.94            1,189,500        $0.94
         Granted                                     -             -                    -            -
         Exercised                                   -             -                    -            -
         Expired/Forfeited                  (1,107,000)            -                    -            -
                                             ---------                          ---------

Outstanding at end of period                    82,500         $0.88            1,189,500        $0.94
                                            ===========                         =========

The following table summarizes information about the stock options at March 31, 2001:

                                                      March 31, 2001
                                               ----------------------------
                              Exercise          Number            Number
   Expiration Date             Price          Outstanding       Exercisable
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
                                                ======             ======

Note H - Income Taxes

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to the deferred tax assets and liabilities relate to the following as of March 31, 2001 and 2000, respectively:

                                            2001        2000
                                          ----------  ---------
Deferred tax assets
  Net operating loss carryforwards        $311,000    $305,000
  Less valuation allowance                (311,000)   (305,000)
                                           -------     -------

Net Deferred Tax Asset                    $      -    $      -
                                          ========    =========

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)

                    Notes to Financial Statements - Continued


Note H - Income Taxes - Continued

The Company experienced a change in control during the third quarter of Fiscal 2001 involving more than 50.0% of the issued and outstanding common stock of the Company. Accordingly, the Company has no net operating loss carryforwards available for utilization in future periods. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Note I - Contingency

On February 14, 2001, the Company and Paradigm Sales & Marketing Corporation (a privately-owned Florida corporation), and the individual holders of all of the outstanding capital stock of Paradigm Sales & Marketing Corporation (Holders) entered into a reverse acquisition transaction (Reorganization) pursuant to a certain Share Exchange Agreement (Agreement) of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Paradigm Sales & Marketing Corporation in exchange for 11,140,020 shares of post-reverse split restricted, unregistered common stock of the Company. The reorganization, when completed, will be accounted for as a reverse acquisition. The ultimate consummation of this transaction is contingent upon the Company's Board of Directors and Paradigm's Board of Directors establishing a common year-end for both entities that will benefit all parties. Currently, the Company has a year-end of June 30 and Paradigm has a year-end of December 31. The 11,140,020 shares of the Company's stock contingently issued are not included in any of the issued and outstanding share computations contained in the accompanying financial statements.

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

The Company held a Special Meeting of the Shareholders on January 22, 2001. The shareholders approved the following items: 1) Authorized the Company to effect a 1 for 100 reverse split of the Company's issued and outstanding common stock as of February 5, 2001; 2) authorized the Company to reincorporate in the State of Nevada thereby changing the corporate domicile from Colorado to Nevada; and 3) approved changing the par value of the common shares from no par value to $0.0001 per share. The effects of these actions are reflected in the accompanying financial statements as of the first day of the first period presented.

The Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the reincorporation. The Certificate of
Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to Bio-Solutions International, Inc. and modified the Company's capital structure to allow for the issuance of 100,000,000 total equity shares consisting of no shares of preferred stock and 100,000,000 shares of common stock. Both classes of stock have a par value of $0.0001 per share.

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

During the first quarter of Fiscal 2001, the Company's legal counsel began to negotiate the settlement of approximately $134,000 in outstanding trade accounts payable. As a result of these efforts, the Company was able to negotiate settlements during the second quarter of Fiscal 2001, using cash, the Company's restricted and unregistered common stock and combinations thereof, to satisfy approximately $122,700 of open trade payables. Additionally, unaffiliated third parties agreed to assume the remaining approximately $11,000 of trade payables owed to unlocated vendors.

During the third quarter of Fiscal 2001, the Company issued an aggregate 26,450,000 shares of common stock, valued at approximately $264,500 for various professional fees and consulting services benefitting both the current and future periods.

On February 14, 2001, the Company and Paradigm Sales & Marketing Corporation (a privately-owned Florida corporation), and the individual holders of all of the outstanding capital stock of Paradigm Sales & Marketing Corporation (Holders) entered into a reverse acquisition transaction (Reorganization) pursuant to a certain Share Exchange Agreement (Agreement) of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Paradigm Sales & Marketing Corporation in exchange for 11,140,020 shares of post-reverse split restricted, unregistered common stock of the Company. The reorganization, when completed, will be accounted for as a reverse acquisition. The ultimate consummation of this transaction is contingent upon the Company's Board of Directors and Paradigm's Board of Directors establishing a common year-end for both entities that will benefit all parties. Currently, the Company has a year- end of June 30 and Paradigm has a year-end of December 31. The 11,140,020 shares of the Company's stock contingently issued are not included in any of the issued and outstanding share computations contained in the accompanying financial statements.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.


Part II

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

On February 6, 2001, Joseph Ashley and Charles Adams acquired voting control of the Company through the purchase of 5,007,876 pre-reverse split shares of the Company's issued and outstanding common stock..These shares were subject to the Company's 100 for 1 reverse split which was effective on February 5, 2001 and represented 50,078 post-reverse split shares or approximately 52% voting control of the Company. The purchase price for these shares was $75,000 and was paid equally by Messrs. Ashley and Adams who then each owned approximately 25,038 shares. These shares were purchased from Thomas A. Urrea, Richard A. Urrea, Francisco Urrea, Matthew Urrea, Daniel R. Urrea, Maria C. Urrea, and Theresa Urrea.

On February 5, 2001, the Company issued 12,000,000 post-reverse split shares of restricted, unregistered common stock to Charles Adams for future services. This transaction was valued at an estimated "fair value" of $0.01 per share, or $120,000.

On February 13, 2001, the Company issued 300,000 shares of post-reverse split restricted, unregistered common stock to the Loper & Seymour, P. C. Client Trust Account and 6,000,000 shares of post-reverse split restricted, unregistered common stock to Joseph Ashley for professional consulting services related to the reinitialization of the Company, preparation of all delinquent SEC filings and search activities related to the potential acquisition of a privately-owned operating entity. This transaction was valued at an estimated "fair value" of $0.01 per share, or $63,000.

On February 16, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement registered 12,000,000 post-reverse split shares of the Company's common stock, reserved for the Company's Year 2001 Employee/Consultant Stock Compensation Plan for the Company's current employees, directors, consultants and advisors. Through May 14, 2001, a total of 8,510,000 shares under this Registration Statement have been issued.

On March 14, 2001, the Company issued 100,000 post-reverse split shares of restricted, unregistered common stock to Dr. Krish Reddy for consulting services. This transaction was valued at an estimated "fair value" of $0.01 per share, or $1,000.


Item 3 - Defaults on Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of the Shareholders on January 22, 2001. The shareholders approved the following items:

1) Authorized the Company to effect a 1 for 100 reverse split of the Company's issued and outstanding common stock as of February 5, 2001

2) Authorized the Company to reincorporate in the State of Nevada thereby changing the corporate domicile from Colorado to Nevada

3) Approved changing the par value of the common shares from no par value to $0.0001 per share.

Item 5 - Other Information

New Business Concept

Subsequent to the shareholder's approval of the Company's merger/reincorporation with the State of Nevada Company we changed our name to Bio-Solutions
International, Inc. and redefined the Company as a technology provider of biological solutions to industries that want environmentally-friendly forms of waste re-mediation. The Company is to be the successor entity resulting from the merger of Bio-Solutions International, Inc. (BSI), a New Jersey corporation whose name was assumed by the successor and Paradigm Sales & Marketing, Inc.
(PSM), a Florida corporation. BSI is a third generation biotechnology company that owns intellectual properties for the construction and process of microbial products with remedies for certain environmental applications and production of value-added products. PSM was a sales and marketing company for environmental application products that is currently building a network of franchises to sell and service certain applications while recruiting and training qualified distributors and strategic partners for the more complicated markets. PSM owned the exclusive marketing rights for all of BSI's environmental related products.

BSI plans to grow using franchising as its distribution approach and will focus on the "Re-mediation and Industrial Services" segment of the marketplace. Re-mediation and Industrial Services entail the physical cleanup of contaminated sites, buildings and cleaning up of soil groundwater or operating facilities.

BSI's BIOREMEDIAL PROCESS

BSI's Bioremediation products consist of a combination of microbes and enzymes specifically selected adapted, multiplied and mixed in laboratories. These microbes have been designed to digest animal and plant tissues, proteins, and cellulose. The formulation of the products has been developed to digest waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

As soon as the microbes are activated by contact with any moisture, they go to work, break down all complex substances and convert them into simple, harmless and elemental substances.

When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors with(for example)sulfides, ammonia, nitrates and others are eliminated and simpler elemental substances flow out in the effluents. These effluents will have acceptable levels of BOD(Biological Oxygen Demand), TSS(Total Suspended Solids), FOG(Fats, Oil and Grease), COD(Chemical Oxygen Demand etc., which thus become absolutely harmless with contamination and pollution knocked our for all practical purposes.

NEW MANAGEMENT TEAM

       Louis H. Elwell, III   President, CEO and  Director
       Dr. Krish Reddy        Biological Consultant and Director
       Joe Ashley             Vice President, Secretary, Treasurer and Director
       June Nichols Sweeney   Director
       Hon. Vance Hartke      Director

       LOUIS H. ELWELL, III

Louis H. Elwell, III, as President and CEO, Mr. Elwell manages and directs the Company toward its primary objectives, based on profit and return on capital, by performing the following duties personally or through subordinate managers:

Mr. Elwell establishes current and long range objectives, plans and policies, subject to approval to the Board of Directors of the Company. He dispenses advice, guidance, direction and authorization to carry out major plans and procedures, consistent with established policies and Board approval.

Mr. Elwell oversees the adequacy and soundness of the organizations' financial structure. He reviews operating results of the organization, compares them to established objectives, and takes steps to ensure that appropriate measures are taken to correct unsatisfactory results. Mr. Elwell plans and directs all investigations and negotiations pertaining to investments, mergers, joint ventures, the acquisition of businesses, or the sale of major assets with the approval of the Board. He establishes and maintains an effective system of communications throughout the organization.

Prior to joining the Company as its President and CEO, Mr. Elwell was the President of Madison Morgan Group, Ltd., a small business consulting firm since 1997. From May of 1991 to November 1997, Mr. Elwell was a self employed business consultant. From 1986 to April 1991, Mr. Elwell was the President of Powerex Corporation, an energy management system company.

Mr. Elwell presently serves on the Board of Directors of American Health Plans, Inc. since 12/1998 to present, Axxexs.com, Inc. 12/1998 to present, (OTCBB:
AXXEE); H3O Holding Corp., Inc., 6/ 1999 to present, Paradigm Sales & Marketing, Inc., from inception to present and previously served as a Director and Secretary of QRS Music Technologies, Inc., 1/1990 to 7/1996, (OTCBB: QRSM). Additionally, Mr. Elwell serves on the Advisory Boards of CyberTech Institute, Inc., (Chairman), 6/1998 to present, M4M International, Inc., 6/ 1998 to present, and Silhouette Brands, Inc (Pink Sheets: SIHB), 8/1997 to present.

Mr. Elwell received his Bachelor of Science Degree in Economics from Wharton School, University of Pennsylvania, where he majored in both Finance and Entrepreneurial Management.


       DR. KRISH REDDY

Dr. Krish Reddy, is the Company's Biological Consultant and a member of the board of directors. He has over 30 years of professional experience in management of projects including design, implementation, coordination and monitoring at national and international levels. The first 25 years were with the United Nations and the last 6 years have been as the President of Bio-Solutions Inc.'s, predecessor company, from 1994 to June 1999.

Dr. Reddy has had 25 years of distinguished service to International Service with the Food and Agricultural Organization ("FAO") of the United Nations, dealing with the Agricultural and Economic Development of Asia, Africa and the pacific. He was awarded a medal by the United Nations Agency for his services.

As Chief Technical Advisor, Dr. Reddy coordinated large teams of international experts and consultants on three continents and he amply demonstrated his management and technical skills. Based at FAO headquarters in Rome from 1978 to 1991, he carried out several field missions to various countries implementing United Nations objectives with plans and priorities of the associated Agencies and respective Governments.

During his tenure with the United Nations, Krish Reddy was responsible for the design, implementation & execution of well over 100 projects of numerous technological disciplines. Some of the work involved a Project in Singapore, "Animal Waste Management and Utilization." The Singapore Project covered study and assessment of technical and economic feasibility of various waste treatment systems and recommendations on suitable means of treating animal waste.

Dr. Reddy holds a Ph.D. degree from the University of Missouri, Columbia, Missouri. He also earned his M.S. degree from the University of Missouri. He also holds a B.V.SC. Degree which is the equivalent to D.V.M. from the University of Madras.


       JOE ASHLEY

Joe Ashley is Vice President, Secretary, Treasurer and a member of the board of directors of the Company. He has been President of predecessor, Paradigm Sales & Marketing since 1998. From 1995 to 1998, he was employed by Capital Financial Consultants as Vice President and Director of Marketing. From 1987 to 1995, he owned and operated Ashley's Sporting Goods in Hattiesburg, Jackson and Biloxi, Mississippi. His experience in the sporting world has developed leadership skills that are valuable in the business world.

Mr. Ashley attended the University of Southern Mississippi and earned a Bachelor of Science in Physical Education. He has also coached the Mississippi High School All Star Game and was selected State of Mississippi Coach of the Year. Twice he was selected Cotton Valley Conference Coach of the Year. He coached the Big Gold Boxing Team for three years sponsored by the University of Southern Mississippi and Hattiesburg Jaycees. He also served as Head Football and Track Coach of Stringer High School for two years and was head Football and Track Coach at Waynesboro High School for seven years.


       JUNE NICHOLS SWEENEY

June Nichols Sweeney is a director of the Company. She bings extensive experience in both government and private enterprise. Ms. Nichols currently sits on the board of American Enterprise.com Corp. and has sat on the boards of Georgia Certified Development Corp., and TransMillenial Resource Corp. From 1980
- 1992, Ms.  Sweeney held  positions  with the US Small Business  Administration
(SBA), rising from Special Assistant to the Regional Administrator, to Regional Administrator for Region IV, and finally serving as the Deputy Administrator during the Bush Administration. Ms. Sweeney's public service includes serving as Advisory Committee Member to the Export-Import Bank (1996), Advisory Council Member to the National Council of Women Advisors to Congress (1995-1997) and Civic Leader Representative to the United States Strategic Command (1995). Her awards include the "Power of One" Award presented by Senator Paul Coverdale
(1998), Presidential Commendation and the Presidential Quality and Management Improvement Award from President George Bush, and the Small Business Administrations Administrator's Award, Performance Awards (10 years) and Achievement Award.


       HON. VINCE HARTKE

Hon. Vince Hartke is a director of the Company. He is a former United States Senator. Mr. Hartke began the practice of law in Evansville, Indiana, in 1948 after returning from more than four years service in the U.S. Coast Guard and U.S. Navy in World War II. In 1952, he was elected Democratic County Chairman of Vanderburgh County, Indiana. It was a dubious honor: The Organization was bankrupt financially and politically. It had lost the Evansville Mayor's election and all other political offices in Vanderburgh County.

Vance Hartke rebuilt this organization and was reelected chairman four successive times. He also was elected Mayor of Evansville in 1955. He resigned the post after serving three years of the four-year term when he was elected to the United States Senate. He was reelected to the Senate in 1964 and again in 1970, becoming the first Democrat in Indiana to win three successive six year terms. On May 7, 1999, Senator Torricelli made the statement in the Congressional Record that Senator Hartke's prodigious legislative achievement undoubtedly distinguished Vance Hartke as one of the greatest Senators of the Twentieth Century.

The Senator now is actively engaged in the Hartke Group, a world wide consulting organization adept at assisting nations, businesses and individuals define their needs and then accomplish their objectives. The Hartke Group's international relationships have been built over a period of more than 30 years and include successful relationships with numerous agencies of the United Nations, the World Bank, U.S. Aid, the Overseas Private Investment Corporation, the Export-Import Bank, the InterAmerican Development Bank, the United States Trade and Development Agency and agencies of the United States Administrations, the U.S. Senate and the U.S. House of Representatives.

Since 1976, the Hartke Group has developed an integrated package of services through a network of skilled associates. It has mobilized experts with a broad range of relevant experience to provide access and profitability in the United States and throughout the world. As might be expected Senator Hartke and his associates have warm working relationships with leading figures in business and government world-wide. There is virtually no area that is beyond personal contact with the Hartke Group. The Group's "Solution for Countries" program employs the skills and experience of the Senator and his associates to develop satisfying resolutions to client's concerns.

Item 6 - Exhibits and Reports on Form 8-K

       Exhibits - None

(b) The Company filed a Form 8-K on January 24, 2001 with the Securities and Exchange Commission to disclose the shareholder's of a reverse split, to reincorporate in the State of Nevada, merging the Colorado corporation into the new Nevada corporation, changing its corporate address and approving the change in the par value of the common shares of the Company.

The Company filed a Form 8-K on February 13, 2001 with the Securities and Exchange Commission to disclose the acquiring of 52% voting control of the Company, to provide copies of the Company's Nevada Articles of Incorporation, Articles of Merger filed in Nevada and Colorado, Plan of Merger of Septima Enterprises, Inc., into Bio-Solutions International, Inc., a Nevada corporation and a copy of the By-laws of Bio-Solutions International, Inc.

The Company filed a Form 8-K on February 15, 2001 with the Securities and Exchange Commission to disclose the shareholder's Share Exchange Agreement between the Company and Paradigm Sales & Marketing Corporation, a Florida corporation.

The Company filed a Form 8-K Amendment on April 16, 2001 with the Securities and Exchange Commission to provide financial statements and the pro forma financial information for Paradigm Sales & Marketing Corporation, a Florida corporation, as required by Item 7 of Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Bio-Solutions International, Inc.

May    21   , 2001     /s/Louis H. Elwell,  III
                       ---------------------------
                       Louis H. Elwell,  III,      Chairman of the Board,
                                                   President, Director
                                                   and Chief Executive Officer


May    21   , 2001    /s/Joe Ashley
                      ---------------------
                      Joe Ashley                   Vice President, Director and
                                                   Secretary and Treasurer