Form 10KSB
period 2001-06-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2001-11-09
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 33-25126-D

                        Bio-Solutions International, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Nevada                                              85-0368333
------------------------                                    -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

35 Power Lane
Hattiesburg, MS                                                  39402
-----------------------------------------                   -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number: (601) 271-7309

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                   Name of each exchange
         None                                         on which registered
----------------------                                -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                                (Title of class)
                               -------------------
Copies of Communications Sent to:

                                        Wayne Hartke
                                        The Hartke Building
                                        7637 Leesburg Pike
                                        Falls Church, VA 22043

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No
                      -----                 -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State registrant's revenues for its most recent fiscal year. $91,000.

     Of the 37,664,285 shares of voting stock of the registrant issued and outstanding as of August 20, 2001, 20,116,489 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of October 12, 2001 is $2,413,979.

                                     PART I

Item 1. Description of Business

         Business Development

     Bio-Solutions International, Inc., a Nevada corporation (the "Company"), is a technology provider of biological solutions to industries that desire environmentally-friendly forms of waste remediation. The Company is the successor entity resulting from the asset purchase of Bio-Solutions International, Inc., a New Jersey corporation ("BSI") and an acquisition of Paradigm Sales & Marketing, Inc., a Florida corporation ("PSM"). BSI was a biotechnology company that owns intellectual properties for the construction and process of microbial products with remedies for certain environmental applications and production of value-added products. PSM was a sales and marketing company for environmental application products that is currently building a network of franchises to sell and service certain applications while recruiting and training qualified distributors and strategic partners for the more complicated markets. PSM owned the exclusive marketing rights for all of BSI's environmental related products.

     The Company currently operates as Bio-Solutions International, Inc. Unless the context indicates otherwise, references hereinafter to "the Company" include both BSI and PSM as a combined entity. The Company's principal place of business is 35 Power Lane, Hattiesburg, MS 39402, and its telephone number at that address is (601) 271-7309.

     The Company is presently trading on the Over the Counter Bulletin Board ("OTCBB").

     The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

     In July 2000, the Company, then Septima Enterprises, Inc. filed a current report on Form 8- K, when new directors were elected, new officers appointed and the current management resigned. Following the event, Gregory Johnson was the President, CEO and Director, Robert Heidmann was the Vice-President and Director and Paula Nichols was the Secretary, Treasurer, CFO and Director. See Part I,
Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2000, the Company filed its quarterly and annual reports for the periods ending between March 31, 1998 and June 30, 2000.

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

     In October 2000, the Company issued a total of 93,880 shares of its restricted common stock to settle outstanding trade accounts payable in the approximate total amount of $93,880. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 2000, the Company issued a total of 194,658 shares of its restricted common stock valued at $194,658 in exchange for the cancellation of options to purchase a total of 1,227,000 shares of the Company's common stock at various prices between $0.20 and $1.00 expiring at various times through January 2004. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2001,  the Company filed a Definitive  Information  Statement on
Schedule 14C, informing the stockholders of a special meeting of the stockholders to be held January 22, 2001. The purpose of the meeting was to approve an amendment to the Company's Articles of Incorporation to perform a reverse split of the Company's issued and outstanding common shares by a ratio of one for one hundred (1:100) and to change the par value of the Company's common stock to $0.0001 per share. An approval of an amendment to the Company's Articles of Incorporation to change the Company's name and redomicile from Colorado to Nevada was also sought.

     In January 2001, the Company filed a Current Report on Form 8-K declaring a reverse split of the Company's common stock at a ratio of one for one hundred (1:100) for all shareholders of record as of February 5, 2001. The Company also announced its intention to redomicile from Colorado to Nevada, by forming a Nevada corporation and merging the Company into it. Joe Ashley was elected as a Director and subsequently appointed President and Chief Executive Officer. Charles Adams was elected a Director and subsequently appointed Secretary, Treasurer and Chief Financial Officer. Subsequently, the Company's past officers and directors resigned. The outgoing directors did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued 12,000,000 post-reverse split shares valued at $120,000 to Charles Adams for future services. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and
Consultants"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that Joseph Ashley and Charles Adams had acquired voting control (approximately 52%) of the Company through the purchase of 5,007,876 (pre-split) shares of the Company's restricted common stock for a total purchase price of $75,000. The shares were purchased directly from Thomas A. Urrea, Richard A. Urrea, Francisco Urrea, Matthew Urrea, Daniel R. Urrea, Maria C. Urrea and Theresa Urrea. See
Part I,  Item 1.  "Description  of  Business  - (b)  Business  of  Registrant  -
Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued 300,000 and 6,000,000 shares of its post-reverse split common stock valued at a total of $63,000 to Loper & Seymour, P.C. Client Trust Account and Joseph Ashley, respectively for services rendered in connection with preparation of delinquent SEC filings and related services. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had acquired one hundred percent (100%) of the issued and outstanding common stock of PSM in exchange for 11,140,020 shares of the Company's restricted common stock, such that PSM became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders. See
Part I,  Item 1.  "Description  of  Business  - (b)  Business  of  Registrant  -
Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Registration Statement on Form S-8 registering 12,000,000 shares of the Company's common stock, which was effective upon filing. To date, 10,020,000 shares of the Company's unrestricted common stock has been issued pursuant to this Registration Statement. Wayne Hartke, received 200,000 of such shares. See Part I, Item 1. "Description of Business -
(b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In March 2001, the Company issued 100,000 shares of its restricted common stock valued at $1,000 to Krish Reddy, a current Director of the Company, for consulting services rendered on behalf of the Company. See Part I, Item 1.
"Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     To date, the Company has received loans totaling $213,500 from Legal Computer Technology, Inc., which loans bear interest at a rate of ten percent (10%) per annum. As of June 30, 2001, the accrued interest on such loans totaled $25,639. The Company has also received loans totaling $114,136.59 from Kissimmul, Inc., which loans bear interest at a rate of ten percent (10%) per annum. As of June 30, 2001, the accrued interest on such loans totaled $2,114. See Part III,

Item 12.  "Certain Relationships and Related Transactions".

     In April 2001, the Company filed an amended Current Report on Form 8-K, amending the report filed in February 2001 to provide financial statements and pro forma financial information for PSM, as required by Item 7 of Form 8-K.

     In April 2001, the Company sold 714,285 shares of the Company's restricted common stock and warrants to purchase another 500,000 shares of the Company's restricted common stock at an exercise price of $0.001 per share to EIG Venture Capital Ltd. ("EIG") for $250,000. Since that time, EIG has exercised all of its warrants. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In May 2001, the Company issued 5,000 shares of its restricted common stock to Glenda Stock and David Stock for services rendered to the Company. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had purchased all of the assets and liabilities of BSI in exchange for 12,859,980 shares of the Company's restricted common stock in May 2001. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company filed an amended Current Report on Form 8-K, amending the report filed in June 2001 to provide financial statements and pro forma financial information for PSM, as required by Item 7 of Form 8-K.

     In September 2001, the Company sold a total of 210,526 shares of its restricted common stock to Frank Montague and Doug Montague (the "Montagues") for a total of $40,000. The Company has the right to redeem such shares at any time, in the Company's sole discretion, for a total of $52,000. The Company also agreed to retain the legal services of the Montagues for one (1) year at a cost of $90,000, to be paid monthly in shares of the Company's unrestricted common stock. See Part I, Item 1. "Description of Business - (b) Business of Registrant
- Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, the Company purchased a mobile laboratory in exchange for 800,000 shares of its restricted common stock. See Part I, Item 2.
"Description  of  Business  -  (b)  Business  of  Registrant  -  Description  of
Property"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, the Company committed to issue Daniel H. Luciano 150,000 shares of its unrestricted common stock as payment for legal services rendered on behalf of the Company. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2001, the Company sold 300,000 shares of its restricted common stock to one (1) investor for $20,000. See Part III, Item 12. "Certain Relationships and Related Transactions".

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

         Business of Registrant

         GENERAL

     Clogged drains can be a nasty and expensive problem in a residential setting. However, the problem is usually limited in its scope and remedied without reoccurrence. Conversely, in restaurants, groceries, hospitals and schools clogged drains are a never ending battle, which require a budget with no ceiling and downtime which can never be afforded. Many facilities use mechanical devices which merely bore a small hole which is still susceptible to plugging. Liquid products such as acids, caustics and solvents only open a small portion of the pipe temporarily.

     As waste treatment becomes a more prominent industry, many organizations are exploring the possibilities of biological waste treatment. From clogged grease traps to industrial waste and sewage, companies are seeking the aid of a more natural treatment method.

     Bacteria and enzymes have provided a method to accelerate nature's own bioremediation process. In the environment, both bacteria and enzymes play a part in biodegradation. Bacteria produce all the necessary enzymes essential for biometabolism. The enzymes then do their part to ease the metabolic reactions. The live microbes in these treatments actually eat the grease or other waste. These microbes continue to devour the grease or other waste as long as treatment is continued. These solutions are: cost-effective; environmentally friendly; low maintenance; and dependable. The solutions can: eliminate grease and fats; reduce ammonia levels; reseed bio- filters/plants; breakdown hydrocarbons; control odors; and improve sludge management. Areas in which the solutions have proved successful include: waste water treatment plants; sewer lines and lift stations; lagoons, holding tanks and aquaculture ponds; drain lines and grease traps; septic tanks, cesspools and drain fields.

     The Company believes that its products and technology are more advanced than similar products on the market. The Company has developed a franchise program that creates a unique business opportunity for individuals who want to own their own businesses. This concept also provides for a self-funding growth and expansion plan. The franchise system includes a franchise fee up front which covers the cost for growth and provides a recurring income stream through the sale of products.

PRINCIPAL PRODUCTS AND SERVICES

     The Company's products have a combination of microbes and enzymes specifically selected, adapted and mixed in laboratories. These microbes have been designed to digest animal and plant tissues, proteins and cellulose. The formulation of the products has been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

     As soon as the Microbes are activated by contact with any moisture, they go to work, break down all complex substances and convert them into simple, harmless and elemental substances.

     When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors associated with (for example) sulfides, ammonia, nitrates and others are eliminated and simpler elemental substances flow out in the effluents. These effluents will have acceptable levels of BOD (Biological Oxygen Demand), TSS (Total Suspended Solids), FOG (Fats, Oil and Grease), COD (Chemical Oxygen Demand) etc., which thus become harmless.

     In fact, the end product obtained by using the products on dairy and hog lagoons has proved to be a valuable fertilizer by spreading it on the soil, which enriched the soil and promoted rich plant growth.

The Company's primary products are the following:

     Bio-Clear Pond Formula - Bio-Clear Pond Formula is a safe and effective alternative to harsh chemicals for treating lakes and ornamental ponds. This product is made up entirely of natural non- pathogenic microbes and enzymes blended specifically to address the problems associated with pond maintenance. Bio-Clear Pond Formula is safe to handle and extremely effective.

     BP310 Powder - Bio Plumber - Bio-Plumber is a drain and grease trap maintenance product formulated to be safe, easy to use and effective. The product is formulated using non-pathogenic grade microbes and enzymes. This provides for a safer and more effective alternative to harsh and often caustic chemicals.

     BP310 Plus - Bio Plumber Plus - Specifically designed for hard to treat grease traps. This product has additional bacteria for dealing with waste water containing excessive fats and carbohydrates.

BP410 - Bio-Clear Wastewater Formula

     Bio-Clear Wastewater Formula is designed to be a comprehensive wastewater system. The product is a safe and extremely effective alternative to chemical water treatment systems. Bio-Clear Wastewater Formula helps to control noxious odors.

     BP510 - Bio-Grow Fish Formula - Bio-Grow Fish Formula is designed to solve some of the most common problems and hazards associated with pond fish farming, which includes inter-alia, low dissolved oxygen levels in water, contamination due to higher concentrations of some of the pollutants, disease incidence, mortality, off flavor, market rejection and associated economic losses which have to be endured by the fish farmers.

     BP610 - Bio Sewage Septic - Specifically designed for home septic tanks. This product eliminates the need for pumping of a septic system.

     BP710 - Bio-Clear Solid Waste Treatment Formula - Bio-Clear Solid Waste Treatment Formula is designed to be a comprehensive solid waste treatment that will enhance the performance of other waste treatment and disposal systems. The product has the ability to eliminate odors, while breaking down organic solids and semi-solid waste into a more liquid state that will facilitate a more rapid and effective treatment.

     BP810 - Bio-Clear Algae Formula - Bio-Clear Algae Formula is designed to control the growth and eliminate the algae, which has become a constant problem in many lakes and ponds. It is a safe and effective alternative to using harsh chemicals in treating ponds. It also helps to control bad odors.

DEPENDENCE ON NEW PRODUCTS

     The Company believes its ability to grow in its existing markets is partially dependent upon its ability to introduce new and innovative products into such markets. Although the Company seeks to introduce additional products each year in its existing markets, the success of new products is subject to a number of conditions, including developing products that will appeal to customers and comply with existing regulations at the time of introduction. There can be no assurance that the

Company's efforts to develop innovative new products will be successful, that customers will accept new products, or that the Company will obtain regulatory approvals of such new products, if required. In addition, no assurance can be given that new products currently experiencing strong popularity and rapid growth will maintain their sales over time.

         In January 1999, BSI signed an agreement with Southern Diagnostic Labs of Gilbert, Louisiana. Southern Diagnostic Labs of Gilbert is an environmental test lab that tests soil, air and water applications and prepares remediation solutions where needed. Cary Cheek, the owner of Southern Diagnostic Labs of Gilbert, is active in developing and testing new products and applications for the Company.

     The products and services still in the research and development phase include the following:

     1. Floor soap for commercial establishments that will serve as an added product for the food service industry.

     2. Products for aquaculture applications - The Company is currently treating approximately four hundred (400) acres of catfish farms for "off-flavor" fish. There are currently over one million (1,000,000) acres of catfish ponds in operation in Mississippi, Arkansas and Louisiana. During the summer months, over sixty percent (60%) of these ponds may be off flavor and it is not commercially feasible for the farmer to harvest the aqua stock until they are on flavor. The Company expects FDA approval to market this product in 2002.

     3. Application processes for composting agriculture waste and recycling the waste into value-added products such as fertilizer for pasture, crop lands, potting soil, feed for livestock and fuel blocks to replace conventional fuels.

     4. Application processes for composting municipal waste (MSW) and recycling the waste into value- added products such as fuel blocks, potting soil, and clean landfill.

     The Company has developed custom products for the above composting applications and with the participation of other scientists, the Company has in the past developed the process for converting this waste into value-added products ready for market in five (5) to seven (7) days.

MANUFACTURING

     The Company is manufacturing several biological products incorporating a combination of microbes and enzymes. These microbes have been specifically selected, adapted, dried and mixed in the Company's laboratory located at 35 Power Lane. The combinations have been designed to digest animal and plant tissues, proteins and cellulose. The formulations of the products have been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

     The Company's products break down complex waste products into simple, harmless and elemental substances. Depending upon the nature and concentration of the pollutants and other variables encountered, such as pH, time and temperature, appropriate additives are introduced to successfully complete the bio-augmentation process.

     When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors associated with, for example sulfides, ammonia, nitrites and others are eliminated and simpler elemental substances flow out in the effluents. Furthermore, the end product obtained by using the Company's products on dairy and hog lagoons proved to be a valuable soil fertilizer.

MARKETING, SALES AND DISTRIBUTION

MARKET

     According to the research firm Environmental Business International, the overall environmental services industry grew at an annual rate of 2.7 percent in 1997 to produce a total output of $186 billion. Approximately 117,000 U.S. companies are engaged in the business of environmental technologies of all kinds.

     According to the research firm Business Communications Co., Inc., the market for wastewater bioremediation stands at $353 million in 1998 and is projected to grow to $374 million in 2001, an AAGR of 2.9%. The market for municipal solid waste management has a 1998 value of $237 million and is expected to be worth $262 million in 2001, an AAGR of 5.1%. The conversion of waste-to-energy is a $66 million sector of the bioremediation market in 1998 and will account for $67 million in 2001, an AAGR of 0.8%.

     The Company plans to grow using franchising as its distribution approach. The Company's market position is best examined by reference to some of its direct franchising competitors. The following two (2) competitors claim they will have between thirty percent (30%) and one hundred percent (100%) growth in the number of franchises over the next year.

     Direct franchise competitor BioLogix(R) Systems Corporation, based in St. Louis, Missouri, claims to be a leader in the rapidly growing biotechnology and environmental service industry, widely known as "first" in innovation for waste (grease) elimination. Founded in 1989, this competitor currently has thirty-five
(35)  employees  and revenue was $5 million in 1999 fiscal year and has nineteen
(19) franchisees in twelve (12) states.  BioLogix  projects growth of twenty-two
(22) more franchises in the next twelve (12) months.

     Direct franchise competitor Environmental Biotech, Inc., based in Sarasota, Florida, had $2.4 million of revenue in 1999. They claim to be the world leader in waste bioremediation technology. They started franchising in 1991 and have over sixty-six (66) franchises in the USA as well as master franchises and service sub-franchisees in Australia, Canada, Colombia, Japan, Malaysia, Mexico, Singapore, Slovenia and the United Arab Emirates. Environmental Biotech projects growth of twenty (20) more franchises in the next twelve (12) months. The following table shows the Company's franchise program in relation to these two
(2) direct competitors:

Franchisor                     Franchise Fee    Royalty %      Investment

Environmental Biotech          $35,000          5%             $70,000

BioLogix Systems               $12,000          4%             $24k-44k

Bio-Solutions International    $20,500          0%             $23,000

UNITED STATES MARKET FOR ENVIRONMENTAL SERVICES

     The Company operates in the environmental technology and services industry. According to the U.S. Industry and Trade Outlook 2000 published by the United States Department of Commerce, the environmental technologies and services industry includes air, water and soil pollution control; solid and toxic waste management; site remediation; engineering, design and consulting services; environmental monitoring; recycling; and industrial and clean process technology.

     This mature industry has evolved in response to growing concern about the risks and costs of pollution and the enactment of pollution control legislation in the United States and around the world. The highly fragmented U.S. environmental industry is large and complex, consisting of both investor-owned and government entities that provide everything from small-scale consulting services to large-scale water utility operations.

     According to Environmental Business International of San Diego, CA, the industry grew at an annual rate of 2.7% in 1997 to produce a total output of $186 billion, up from $181 billion in 1996.

     The environmental sector's customers range from individual consumers, to local regulated water utility monopolies and partnerships, to major U.S. corporations. Approximately 117,000 U.S. companies are engaged in the business of environmental technologies, with 4,300 of those firms exporting internationally, generating $18.2 billion in export revenues and creating a trade surplus of $9.1 billion in 1997.

     The research firm of Environmental Business International breaks the industry down even further into fourteen (14) segments of business activity which are divided into three (3) broad categories: services, equipment and resources.

     These environmental industry segments are classifications of types of businesses set out by the U.S. Standard Industry Classifications (SIC) system. Service revenues are those generated as fees paid for service, equipment revenues are sales of hardware and resources are sales of materials, water or energy.

     The Company primarily serves the "Remediation and Industrial Services" segment. This remediation segment in which the Company operates is estimated to generate approximately $12 billion a year in revenue.

THE BIOREMEDIATION MARKET SUB-SECTOR

     According to the research firm Business Communications Co., Inc.("BCC"), municipal water treatment has relied on the use of microorganisms for many decades. Without biological contactors, trickling filters, or various kinds of digesters, it would prohibitively expensive to purify municipal and commercial wastewater. Nearly sixty-five percent (65%) of the municipal waste generated in the U.S. each year (mainly paper, yard and food wastes) are considered easily biodegradable and therefore amenable to biological treatment. Another sixteen percent (16%) (rubber, leather, and plastic wastes) are considered "potentially biodegradable." That leaves only 19.2% (glass, metals, and miscellaneous) that are not potentially treatable with bioremediation. Currently, only about one percent (1%) of the total environmental management market is treated using bioremediation. Although this is a small percentage of the overall market, it represents over a billion dollar a year market sub-sector.

     According to a recent BCC study titled "Bioremediation of Hazardous Wastes, Waste-water, and Municipal Waste," the value of the U.S. bioremediation market in 1998 is approximately $1.5 billion and is projected to increase to $1.76 billion in 2001, reflecting an average annual growth rate

("AAGR") of five percent 5%. Predicted U.S. expenditures on biotechnology waste management are forecasted to increase annually through the turn of the century due to public involvement in environmental issues and corporate commitments to reduce the amount of toxic exposure in the environment.

     BCC notes that the biotechnology waste management market is led by the hazardous waste sector, which has benefitted from recent technological advances that have made it possible to biodegrade or otherwise treat a variety of hazardous wastes. This market was valued at $940 million in 1998 and is expected to increase to $1.05 billion in 2001, an AAGR of six percent (6%).

     The market for wastewater bioremediation was $353 million in 1998 and is projected to grow to $374 million in 2001, an AAGR of 2.9%. The market for municipal solid waste management had a 1998 value of $237 million and is expected to be worth $262 million in 2001, an AAGR of 5.1%. The conversion of waste-to-energy is a $66 million sector of the bioremediation market in 1998 and will account for $67 million in 2001, an AAGR of 0.8%.

     Bio-enzymes are inherently environmentally preferable products. Since the products digest food waste and grease a little bit at a time, they prevent the need for acid-based chemicals, which can harm pipes and are disapproved by water treatment plants due to their caustic nature. Municipalities want food wastes reduced to carbon dioxide and water before they reach the treatment plants.

FRANCHISING DISTRIBUTION METHOD

     The Company plans to grow using franchising as its distribution approach. The International Franchise Association ("IFA") estimates that franchising in the U.S. alone generated nearly $1 trillion in retail sales in the year 2000 and provides jobs for some 8 million Americans.

     According to the U.S. Small Business Administration, franchised businesses represent a large and growing segment of the nation's retail and service enterprises and are rapidly replacing traditional forms of small business ownership within the U.S. The franchise industry employs more than eight million (8,000,000) workers in over half a million (500,000) small businesses. Combined annual sales of these franchised businesses accounts for more than one-third (1/3) of all retail sales of goods and services in the U.S. and industry experts predict that number to increase to fifty percent (50%) by 2005.

     Franchising has evolved as a major means of business expansion in both American and international economies. Purchasing a franchise, which literally means "to be free," presents the opportunity and freedom for an investor to own and operate business with many immediate and long range advantages.

     Franchising is a marketing technique, or method of doing business, whereby a parent company (franchisor) grants (via a franchise agreement) an individual outlet owner (franchisee) the right to market its product and services while using the parent's name, reputation and marketing techniques. Generally, the roles of the parties are as follows:

Franchisee Role

1. Pays initial franchise fee to the franchisor.
2. Furnishes all capital for the business.
3. Assumes responsibility for operating the business.
4. Often buys products from the franchisor.

Franchisor Role

1.   Allows the franchisee to use trademark.
2.   Trains the franchisee to run business.
3.   Assists the franchisee during the start-up period.
4.   Provides ongoing support to the franchisee.
5.   Often sells products to the franchisee.

ADVANTAGES OF FRANCHISING

1. Success rate as high as ninety percent (90%) over three (3) years versus a thirty-five percent (35%) success rate for independent businesses in many situations.
2.   Use other people's money for expansion.
3.   Expansion can be more rapid.
4.   Managers are better committed because of personal investment.
5.   Franchisor's income is based on franchisee's sales, not profitability.
6.   More resources for national and local advertising.
7.   Greater market penetration and saturation.
8.   Buying power can result in cost savings.
9.   Revenue opportunities through financing arrangements.
10.  No employer salary, tax and reporting problems.
11.  Less labor supply problems.
12.  Improved outlet management from decentralized management.
13.  Concerted, concentrated effort to better trademark value.
14.  Failures do not directly impact franchisor.

DISADVANTAGES OF FRANCHISING

1.   Cost and time for conversion.
2.   Reluctance of existing independents to join.
3.   Regulatory & Monitoring issues.
4.   Rapid expansion increases risk.
5.   Management style may need to change.
6.   Direct control over franchisees has limits.

FRANCHISE & SALES PROGRAM

     PSM was established in 1998 to market and sell environmental products and services. PSM's home office is located in Hattiesburg, Mississippi. PSM's President and CEO, Joe Ashley, resides in Hattiesburg. In 1998, PSM signed an agreement with BSI to market and sell all of BSI's products on an exclusive basis. The products manufactured by BSI proved superior to other products on the market for targeting specific applications. BSI's ability to customize products for specific applications proved invaluable to PSM's hands-on service approach to the market.

     PSM has recently signed agreements with other companies to give its franchisees and distributors a variety of products to enhance their service and add to their customer base. The Company's current marketing structure consists of the following three (3) divisions:

1.   Franchising
2.   Industrial
3.   Aquaculture

The following outlines each category.

     I. FRANCHISING - The franchise program is designed to be a comprehensive service (using Bio- Plumber products) for the treatment and prevention of:

     A. Grease and related problems associated with the build up of grease and organics in grease traps, drain lines and toilets in cooking establishments such as restaurants, schools and nursing homes. The franchise is simply replacing the cost of pumping the grease traps and snaking the drain lines. The cost of treating the grease traps and drain lines with Bio-Plumber products is normally much less than the conventional pumping and snaking method. The cost savings, elimination of the foul odors through accelerated bacteria decomposition, and the opportunity for the client to participate in the conservation of our environment offers little (if any) resistance to the sale. The Bio-Plumber treatment service has proved so successful the franchisee is able to guarantee the owner or manager that in the event there is a need to pump, he (the franchisee) will absorb the cost.

Example:

Conventional Cost = $150.00 per month pumping + 50.00 per month snaking = $200.00 total

Cost using $120.00 per month to service grease traps Bio-Plumber microbes +
30.00 per month treating drain lines = $150.00 total

     B. Municipal Waste Treatment Plants and Sewage Lift Stations: As real estate development and the industrial expansion continue at a rapid rate, the once remote locations of the sewage treatment plants are now becoming surrounded with subdivisions, shopping centers and small businesses. The outcry to eliminate and control the pungent odors associated with these treatment plants is being exercised through lawsuits and community action groups at an alarming rate. The citizens are struggling with the foul odors and municipalities are struggling with the high and increasing cost of maintaining the lift stations and treatment plants because of the amount of grease released into the sewage conduits.

     The Bio-Plumber aerobic bacteria has proven to be a very cost effective method of controlling odors and eliminating sewage waste associated with the treatment plants and maintaining the lift stations. This affords the franchisee an opportunity to work with the municipalities to address these problems and create a favorable environment to promote the use of these products for the restaurants, schools, nursing homes and other cooking establishments.

     C. The foul odors and high cost of treating portable toilets: Portable toilets used in construction and heavily populated labor sites are saturated with complaints from workers as well as neighboring homeowners and businesses as a source of foul pungent odors. While the franchisee does not service the portable toilets, he is able to offer the pumping company significant savings and eliminate the customer complaints associated with the foul odors that often render the facility unusable.

     According to BSI's District Manager in Hattiesburg, Mississippi, the cost for the conventional method of pumping is $18.00 per portable toilet unit. In the summer, most sites have their portable toilets pumped three (3) times a week. This translates to 13.5 times a month or $243.00 per unit per month. Using the BP 910 microbial product, the cost at one (1) pound per unit per month is less than $100.00 per month including the cost of labor and transportation. This offers the franchisee an opportunity to sell one to three thousand (1,000-3,000) pounds of product to a single customer each month.

     D. Waste from animal agriculture: Animal wastes are predominately solid and liquid manures, although they include used bed, spilled feed, dead animals and a variety of other substances. Manure production is estimated to be almost 112 million tons annually. Lagoons are the most common treatment facility. In a lagoon, the manure undergoes continuous anaerobic decomposition. Failure of lagoons and the resulting waste spills have brought much of the recent critical attention to animal agriculture and some have called for phasing out lagoons. The basis for the complaints are:

(1) the leaching of nitrates and phosphate into the ground water (2) the limited acres of farmland to land apply the manure

(3) the foul odor associated with the inability of the lagoons to perform to expectations

     The BP 710 product provides the farmer with an excellent, environmentally safe and cost- effective lagoon treatment. The immediate elimination of odor and the accelerated digestion and decomposition of the fecal material in the lagoon provides the franchisee in rural areas an additional market for his services.

     The franchisee earns his income through the sale of products and the sale of his services that include the use of the Bio-Plumber products. The franchisee buys his products directly from the Company A franchisee will pay $20,500 for a particular territory with a population of approximately 200,000 people. This fee is expected to be increased in the near future.

     II. INDUSTRIAL - This is one of the applications that may or may not fall outside of the franchisee's jurisdiction depending upon the technical requirements of the project and the franchisee's level of technological knowledge and experience. The industrial market will normally consist of the more technical applications that include animal, fruit and vegetable processing plants, hydrocarbon contaminated soil and other water related contaminators. This segment of the environmental waste market is itself a multi-billion dollar business.

     III. AQUACULTURE - The Company's approach to the aquaculture market for the treatment of catfish, shrimp, talapia and other related ponds is to work with highly qualified distributors with the credentials to service areas related to food consumption.

INTERNET MEDIA MARKETING AND ADVERTISING

     The primary ways the Company can generate franchise sales leads and promote itself directly on the Internet are search engines, directory sites.

Search Engines - Sixty percent (60%) of web surfers will use the eight (8) major search engines to find what they are looking for. A "top" ranking website can generate significant traffic. Submissions will be continually made, but the website itself will be conducive to search engine technology.

Directory Sites - Being listed on a "directory site" or portal is another means of directing visitors to a website. This is especially effective in the business-to-business arena and can also be one of the least expensive means of promoting a website. The Company will look for appropriate directories in which to be listed.

COMPETITION

     The principal markets in which the Company competes are competitive and fragmented, with competitors in the environmental services market and the bioremediation market sub-sector. Increased competition could have a material adverse effect on the Company, as competition may have far greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than those of the Company.

     Although all future employees are expected to be required to sign confidentiality agreements, there is no guarantee either that trade secrets won't be shared with competitors or that the Company could enforce these agreements. Such disclosures, if made, could negatively affect the Company's competitiveness.

     The markets the Company serves are highly competitive and many competitors have much greater resources. Many of the competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than Bio-Solutions International, Inc. Some examples of competitors follow:

     Ecolab Inc. This competitor is a very large multinational corporation with 1999 sales over $2 billion has its headquarters located at 370 N. Wabasha St. , St. Paul, MN 55102, Phone: 651-293- 2233, Fax: 651-293-2379, website:
www.ecolab.com. Ecolab provides cleaning and sanitation, pest-control and maintenance products and services for hospitality, institutional and industrial customers. Ecolab's cornerstone institutional division offers a variety of cleaning and sanitation products and services for kitchen equipment, utensils and laundry to restaurants, hospitals, hotels, schools and nursing homes. Other divisions specialize in pest elimination, textile care, water treatment, food processing and medical and janitorial disinfectants and supplies. Ecolab makes most of its own products and equipment. Henkel-Ecolab, a joint venture with German consumer-products company Henkel, provides products and services in Europe. Ecolab is developing new products and services while broadening its geographic customer base through acquisitions. It operates subsidiaries and joint ventures in about forty (40) countries.

     Bacteria Concepts, Inc. - The headquarters for this competitor is located at 1400 Brook Drive, Downers Grove, IL 60515, Phone: 1-630-261-0061, Fax:
1-630-261-0064, website: www.bci-drbug.com. Bacteria Concepts, Inc. is a manufacturer that specializes in a complete line of high quality bio-formulated products for the cleaning and maintenance industry. Unlike conventional chemicals which many times contain dangerous acids, solvents, alkalines, etc., Bacteria Concepts' products are made with non-hazardous bacterial cultures and/or enzymes.

     Bacteria Concepts is a manufacturer of a full line of bio-formulated products. They claim their products are "environmentally safe, very effective, phosphate free, beneficial to waste water treatment systems, non-corrosive, non-carcinogenic, non-toxic, biodegradable alternatives to hazardous chemicals. They have products specifically for: drain lines, grease traps, odor elimination, stain removal, carpet care, laundry, washroom care, degreasing, septic tank treatment, portable toilet treatment, waste water treatment, aquaculture and other applications."

     Bacteria Concepts, Inc. was founded in 1992 and today their products are sold in over twenty-five (25) countries worldwide. Bacteria Concepts, Inc. has completed many market studies throughout the world and has identified a market potential for over one hundred (100) different types of end-users for their products, including restaurants, food processing plants, waste water treatment plants, schools, hotels, hospitals, farms, etc. Bacteria Concepts has over twenty (20) different biological products for use in both the commercial (industrial) and retail (household) markets.

     BioLogix(R) Systems Corporation - This substantial franchising competitor has its headquarters at 1561 Fairview Avenue, St. Louis, MO 63132, Phone:
314-423-1945, Fax: 314-423- 4394 Website: www.biologix.com. They claim to be a leader in the rapidly growing biotechnology and environmental service industry. Founded in 1989 by Chairman, President and CEO Dale Kalina, BioLogix(R) Systems Corporation consists of three (3) subsidiary companies--BioLogix Franchise Marketing Corporation, BioLogix Products Group and BioLogix Service Corporation.

     BioLogix has thirty-five (35) employees and the principal stockholder is Dale Kalina who used to sell Century 21 franchises. The BioLogix revenue was $5 million in 1999 fiscal year. Some of their customers include: McDonalds, Trans World Dome, St. Louis Galleria, restaurants, churches, hospitals and schools.

     BioLogix Franchise Marketing Corporation (FMC) was formed in April 1994 to offer entry into the rapidly growing biotechnology field. BioLogix(R)offers exclusive franchise territories throughout the country. The service corporation operates in St. Louis, Louisville, Ky., and Kansas City, Mo., while the franchise marketing corporation supports nineteen (19) franchisees in twelve
(12) states. BioLogix projects growth of twenty-two (22) more franchises in the next twelve (12) months.

     Environmental Biotech, Inc. (EBI), This competitor is a substantial franchise competitor with headquarters at 1701 Biotech Way, Sarasota, FL 34243, Phone 941-358-9112, Fax: 941-359-9744, website: www.environmentalbiotech.com. Revenue was $2.4 million in 1999. They started franchising in 1991 and have over sixty-six (66) franchises in the USA. Environmental Biotech projects growth of twenty (20) more franchises in the next twelve (12) months. Their literature claims to offer unique and effective environmental solutions systems.

     Their research lab claims it proudly leads the industry in environmentally sensitive cleaning chemicals that complement and increase the effectiveness of our biotechnology services. Their global network of franchises provides superior systems and service to many municipalities and a variety of industries, including commercial food service, hospitals, manufacturing, x-ray processors and food processing.

     EBI claims to be the world leader in waste bioremediation technology. They claim diverse systems, global network and effective service provide satisfaction and savings for their customers and a healthier environment for us all. Their technology has been combined with a proven business format of franchising to meet the growing demand for services, which include:

          GES Grease Eradication SystemTM
          SES(R) Sugar/Starch Eradication System
          GEL-OUT(R) Gelatin Eradication System
          E Chem(R) Sanitary Cleaning Chemicals
          EB EYETM Drain Line Video System
          Lift-Station Remediation Systems
          Drain Field Bioremediaton
          Odor Elimination Systems

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

     The Company obtains all its raw materials for the manufacture of its products from other sources. The Company generally does not have contracts with any entities or persons committing such suppliers to provide the materials required for the production of its products. There can be no assurance that suppliers will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not wholly within its control. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, as a result of any of the foregoing factors or otherwise, could have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

         None.

GOVERNMENTAL REGULATION

     None. The Company's products are derived from naturally occurring bacteria and enzymes, which are environmentally friendly.

RESEARCH & DEVELOPMENT

     The Company's products were developed based on several years of research work carried out in International Media and Culture laboratories at Salida, Colorado, followed by the work at Orchard and Superior, Nebraska Laboratories.

     After purchasing the technology from IMAC, the Company is strengthening different products through a research and development program with its facilities and research staff located permanently at its headquarters in Hattiesburg, Mississippi.

     As a result of the research, Substrate Specific Systems with service have been developed which is proving significantly successful in solving many of the field pollution related problems at site.

     Largely due to the Company's philosophy of meeting the total environment related needs as an economically viable package, several new products have been developed in the Company's constant pursuit to meet the demands of chain stores, franchisees and other customers.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     Some municipalities have restrictions on enzyme use in grease traps. The Company uses bacteria and enzymes and has, to date, been able to obtain exemptions for such use.

Employees and Consultants

     At June 30, 2001, the Company employed seven (7) persons, six (6) of whom are full-time and one (1) of whom are part-time. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

     In July 2000, the Company, then Septima Enterprises, Inc. filed a current report on Form 8- K, when new directors were elected, new officers appointed and the current management resigned. Following the event, Gregory Johnson was the President, CEO and Director, Robert Heidmann was the Vice-President and Director and Paula Nichols was the Secretary, Treasurer, CFO and Director. See Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2001, the Company filed a Current Report on Form 8-K declaring a reverse split of the Company's common stock at a ratio of one for one hundred (1:100) for all shareholders of record as of February 5, 2001. The Company also announced its intention to redomicile from Colorado to Nevada, by forming a Nevada corporation and merging the Company into it. Joe Ashley was elected as a Director and subsequently appointed President and Chief Executive Officer. Charles Adams was elected a Director and subsequently appointed Secretary, Treasurer and Chief Financial Officer. Subsequently, the Company's past officers and directors resigned. The outgoing directors did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued 12,000,000 post-reverse split shares valued at $120,000 to Charles Adams for future services. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that Joseph Ashley and Charles Adams had acquired voting control (approximately 52%) of the Company through the purchase of 5,007,876 (pre-split) shares of the Company's restricted common stock for a total purchase price of $75,000. The shares were purchased directly from Thomas A. Urrea, Richard A. Urrea, Francisco Urrea, Matthew Urrea, Daniel R. Urrea, Maria C. Urrea and Theresa Urrea. See
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued 300,000 and 6,000,000 shares of its post-reverse split common stock valued at a total of $63,000 to Loper & Seymour, P.C. Client Trust Account and Joseph Ashley, respectively for services rendered in connection with preparation of delinquent SEC filings and related services. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had acquired one hundred percent (100%) of the issued and outstanding common stock of PSM in exchange for 11,140,020 shares of the Company's restricted common stock, such that PSM became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders. See
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and

Related Transactions".

     In February 2001, the Company filed a Registration Statement on Form S-8 registering 12,000,000 shares of the Company's common stock, which was effective upon filing. To date, 10,020,000 shares of the Company's unrestricted common stock has been issued pursuant to this Registration Statement. Wayne Hartke, received 200,000 of such shares. See Part III, Item 10. "Executive Compensation
- Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In March 2001, the Company issued 100,000 shares of its restricted common stock valued at $1,000 to Krish Reddy, a current Director of the Company, for consulting services rendered on behalf of the Company. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In May 2001, the Company issued 5,000 shares of its restricted common stock to Glenda Stock and David Stock for services rendered to the Company. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, the Company sold a total of 210,526 shares of its restricted common stock to the Montagues for a total of $40,000. The Company has the right to redeem such shares at any time, in the Company's sole discretion, for a total of $52,000. The Company also agreed to retain the legal services of the Montagues for one (1) year at a cost of $90,000, to be paid monthly in shares of the Company's unrestricted common stock. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, the Company committed to issue Daniel H. Luciano 150,000 shares of its unrestricted common stock as payment for legal services rendered on behalf of the Company. See Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

     The Company maintains its executive offices at 35 Power Lane, Hattiesburg, MS 39402. Its telephone number is (601) 271-7309 and its facsimile number is
(601) 271-7384.

     In September 2001, the Company purchased a mobile laboratory in exchange for 800,000 shares of its restricted common stock. See Part III, Item 12. "Certain Relationships and Related Transactions".

     The Company owns no real property and its personal property consists of furniture, fixtures and equipment with a book value of $34,000 on June 30, 2001.

Item 3. Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

     In January 2001,  the Company filed a Definitive  Information  Statement on
Schedule  14C,   informing  the   stockholders  of  a  special  meeting  of  the
stockholders to be held

January 22, 2001. The purpose of the meeting was to approve an amendment to the Company's Articles of Incorporation to perform a reverse split of the Company's issued and outstanding common shares by a ratio of one for one hundred (1:100) and to change the par value of the Company's common stock to $0.0001 per share. An approval of an amendment to the Company's Articles of Incorporation to change the Company's name and redomicile from Colorado to Nevada was also sought.

Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board ("OTCBB").

     The shares quoted are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Trading in the shares is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of August 20, 2001, there were 238 holders of record of the Company's common stock.

     As of August 20, 2001, the Company had 37,664,285 shares of its common stock issued and outstanding, 27,955,701 of which are restricted Rule 144 shares and 9,708,584 of which are free- trading. Of the Rule 144 shares, zero (0) have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

     The Company has never paid or declared any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

     The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements." The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward- looking statements.

     The Company's growth is expected to come primarily from the distribution and sale of its bioremediation products and through the sale of franchises. This pattern of growth will closely correlate to increased sales.

     In February 2001, the Company acquired one hundred percent (100%) of the issued and outstanding common stock of PSM in exchange for 11,140,020 shares of the Company's restricted common stock, such that PSM became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders.

     In June 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had purchased all of the assets and liabilities of BSI in exchange for 12,859,980 shares of the Company's restricted common stock in May 2001.

     Since acquiring PSM and the assets and liabilities of BSI, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - For the Year Ended June 30, 2001 and June 30, 2000

     Results of Operations have been prepared by the Company for the year ended June 30, 2001 and the year ended June 30, 2000.

Revenues

     Revenues for the year ended June 30, 2001 were $97,700 and for the year ended June 30, 2000 were $0.

     The main reason for the increase in revenues was the sales of four (4) franchises.

Operating Expenses

     Selling, general and administrative expenses for the year ended June 30, 2001 were $537,300 versus $0 for the year ended June 30, 2000. Net loss was $454,500 and $0 respectively.

Assets and Liabilities

     Assets were $252,700 as of June 30, 2001, and $0 for the year ended June 30, 2000. As of June 30, 2001, assets consisted primarily of inventory with a combined net book value of $139,100. Liabilities were $437,900 and $125,000 as of June 30, 2001 and for the year ended June 30, 2000 respectively. As of June 30, 2001 liabilities consisted primarily of notes payable-related parties.

Stockholders' Deficit

     Stockholders' deficit was ($185,200) as of June 30, 2001 and ($125,000) for the year ended June 30, 2000.

     In February 2001, the Company acquired one hundred percent (100%) of the issued and outstanding common stock of PSM in exchange for 11,140,020 shares of the Company's restricted common stock, such that PSM became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders.

     In June 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had purchased all of the assets and liabilities of BSI in exchange for 12,859,980 shares of the Company's restricted common stock in May 2001.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2001 the Company had cash and cash equivalents of $4,800 as compared to $0 as of June 30, 2000.

     The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by Baum & Company, P.A. and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

                          INDEX TO FINANCIAL STATEMENTS







Independent Auditor's Report. . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Deficiency..........................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Bio-Solutions International, Inc.
Moselle, Mississippi

We have audited the accompanying consolidated balance sheets of Bio-Solutions International, Inc., (formerly Septima Enterprises, Inc.) as of June 30, 2001 and 2000 and the related consolidated statements of operations and income
(loss), stockholders' deficiency and cash flows for the year ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and the results of their operations and their cash flows for the year ended June 30, 2001, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              /s/ Baum & Company
                                                            Baum & Company, P.A.

Coral Springs, Florida
November 5, 2001

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                           Consolidated Balance Sheets
                             June 30, 2001 and 2000


                                                                           2001                2000
                                                                    ------------------- -------------------
                                   ASSETS
CURRENT ASSETS
   Cash                                                             $             4,802 $                 0
   Accounts receivable - trade                                                   24,940                   0
   Inventory                                                                    139,072                   0
                                                                    ------------------- -------------------

          Total current assets                                                  168,814                   0
                                                                    ------------------- -------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $3,873)                                   29,569                   0
                                                                    ------------------- -------------------

          Total property and equipment                                           29,569                   0
                                                                    ------------------- -------------------

OTHER ASSETS
   Security deposits                                                              2,500                   0
   Investments                                                                      560                   0
   Product formulation                                                           50,000                   0
   Goodwill                                                                       1,286                   0
                                                                    ------------------- -------------------

          Total other assets                                                     54,346                   0
                                                                    ------------------- -------------------

Total Assets                                                        $           252,729 $                 0
                                                                    =================== ===================

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                                 $            38,637 $           125,000
   Accrued compensation                                                          81,200                   0
   Notes payable - related parties                                              318,050                   0

          Total current liabilities                                             437,887             125,000
                                                                    ------------------- -------------------

Total Liabilities                                                               437,887             125,000
                                                                    ------------------- -------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 1,000,000 shares;
     none issued and outstanding                                                      0                   0
   *Common stock, $0.001 par value, authorized 100,000,000 shares;
      37,389,282 and 92,907 issued and outstanding shares;                        3,739                   9
   *Additional paid-in capital                                                  627,608           1,754,727
   Deferred compensation                                                              0               9,407
   Accumulated deficit                                                         (816,505)         (1,870,329)
                                                                    ------------------- -------------------

          Total stockholders' deficit                                          (185,158)           (106,186)
                                                                    ------------------- -------------------

Total Liabilities and Stockholders' Deficit                         $           252,729 $           231,186
                                                                    =================== ===================


*December 31, 2000 amounts restated for change in par value and 1 for 100 reverse split


     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                      Consolidated Statements of Operations
                        Year Ended June 30, 2001 and 2000


                                                                           2001                      2000
                                                                   ---------------------    ----------------------
REVENUES
   Franchise fee                                                   $              82,000    $                    0
   Product and service sales                                                      15,669                         0
                                                                   ---------------------    ----------------------

          Total revenues                                                          97,669                         0
                                                                   ---------------------    ----------------------

EXPENSES
   Cost of products                                                                4,242                         0
   Operating expenses                                                            533,078                         0
                                                                   ---------------------    ----------------------

          Total expenses                                                         537,320                         0
                                                                   ---------------------    ----------------------

Net income (loss) before other income (expense)
and provision for income taxes                                                  (439,651)                        0
                                                                   ---------------------    ----------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                              (14,871)                        0
                                                                   ---------------------    ----------------------

Net income (loss) before provision for income taxes                             (454,522)                        0
                                                                   ---------------------    ----------------------

Provision for income taxes                                                             0                         0
                                                                   ---------------------    ----------------------

Net income (loss)                                                  $            (454,522)   $                    0
                                                                   =====================    ======================

Net income (loss) per weighted average share, basic                $               (0.01)   $                (0.00)
                                                                   =====================    ======================

Weighted average number of shares                                             33,646,728                    90,021
                                                                   =====================    ======================








     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                Consolidated Statements of Stockholders' Deficit





                                                                     Additional                                      Total
                                            Number of      Common      Paid-in      Deferred                      Stockholders'
                                              Shares       Stock       Capital    Compensation      Deficit        Deficiency
                                            ------------ ---------- ------------- ------------- --------------  ---------------
BEGINNING BALANCE, June 30, 1999                  90,021 $        9 $   1,754,727 $      (9,407)$  (1,870,329) $     (125,000)

   Net loss                                            0          0             0             0             0               0
                                            ------------ ---------- ------------- ------------- -------------- ---------------

BALANCE, June 30, 2000                            90,021          9     1,754,727        (9,407)   (1,870,329)       (125,000)

10/00-shares issued to settle accounts               939          1        93,879             0             0          93,880
payable
11/00-shares issued in exchange for options        1,947          2       194,656             0             0         194,658
02/01-shares issued for services              18,300,000      1,830       181,970             0             0         183,800
02/01-acquisition of PSM                      11,140,020      1,114    (1,943,376)        9,407     1,508,346        (424,509)
S-8 stock for services                         9,370,000        937        92,763             0             0          93,700
144 stock for services                           105,000         10         1,040             0             0           1,050
Stock for cash                                 1,214,285        121       250,379             0             0         250,500
05/01-asset acquisition                       12,859,980      1,285             0             0             0           1,285
06/01-cancellation of shares                 (15,692,910)    (1,570)        1,570             0             0               0

   Net loss                                            0          0             0             0      (454,522)       (454,522)
                                            ------------ ---------- ------------- ------------- -------------- ---------------

ENDING BALANCE, June 30, 2001                 37,389,282 $    3,739 $     627,608 $           0 $     (816,505)$      (185,158)
                                            ============ ========== ============= ============= ============== ===============















     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                      Consolidated Statements of Cash Flows
                        Year Ended June 30, 2001 and 2000


                                                                                       2001                  2000
                                                                                ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $         (454,522)   $                0
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                            3,873                     0
     Stock issued for services                                                              94,750                     0

Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                     (24,940)                    0
     (Increase) inventory                                                                  (17,239)                    0
     (Increase) in security deposits                                                        (2,500)                    0
     Increase in accounts payable                                                           38,637                     0
     Increase in accrued compensation                                                       81,200                     0
                                                                                ------------------    ------------------

Net cash used for operating activities                                                    (280,741)                    0
                                                                                ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments                                                                              (560)                    0
     Acquisition of fixed assets                                                           (33,442)                    0
                                                                                ------------------    ------------------

Net cash used by investing activities                                                      (34,002)                    0
                                                                                ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition                                                            4,748                     0
     Proceeds of note payable - related parties                                             64,297                     0
     Proceeds of common stock                                                              250,500                     0
                                                                                ------------------    ------------------

Net cash provided by financing activities                                                  319,545                     0
                                                                                ------------------    ------------------

Net increase in cash                                                                         4,802                     0

CASH, beginning of period                                                                        0                     0
                                                                                ------------------    ------------------

CASH, end of period                                                             $            4,802    $                0
                                                                                ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Non-Cash Financing Activities:
  Notes payable acquired in acquisition                                         $          253,753    $                0
                                                                                ==================    ==================
  Inventory acquired in acquisition                                             $          121,833    $                0
                                                                                ==================    ==================







     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements



(1)  SIGNIFICANT ACCOUNTING POLICIES

     Organization and operations

     Septima Enterprises, Inc. (Company) was incorporated on September 12, 1988 under the laws of the State of Colorado for the purpose of acquiring interests in other business entities and commercial technologies.
     Operations  to  date  have  consisted  of  acquiring  capital,   evaluating
     investment opportunities, acquiring interests in other businesses and technologies, establishing a business concept, conducting research and development activities, and manufacturing.

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

     During the first quarter of Fiscal 2001, the Company's legal counsel began to negotiate the settlement of the outstanding trade accounts payable. As a result of these efforts, the Company was able to negotiate settlements during the second quarter of Fiscal 2001, using cash, the Company's restricted and unregistered common stock and combinations thereof, to satisfy approximately $122,700 of open trade payables Additionally, unaffiliated third parties have agreed to assume the remaining approximately $11,000 of trade payables owed to unlocated vendors.

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

     The Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to Bio- Solutions International, Inc. and modified the Company's capital structure to allow for the issuance of 100,000,000 total equity shares consisting of no shares of preferred stock and 100,000,000 shares of common stock. Both classes of stock have a par value of $0.0001 per share.

     Principles of consolidation

     The consolidated financial statements include the accounts of Bio-Solutions International, Inc. and its wholly- owned subsidiary, Paradigm Sales and Marketing Corporation. All intercompany transactions have been eliminated.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

     The Company's revenue is derived primarily from the sale of its products to its franchised distributors upon shipment of product. Revenues of franchise distributorship are recognized in accordance with SFAS No. 45.

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

     Net loss per share

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

     Income taxes

     Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


     Fair value of financial instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments: Cash, accounts receivable and accounts payable. The carrying amounts approximated fair value because of the demand nature of these instruments.

     Organization and start-up costs

     In accordance with Statement of Position 98-5, the organization and start-up costs have been expensed in the period incurred.

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventory

     Inventory is stated at the lower of cost or market.

     Investments

     Investments in common stock are stated at the lower of cost or market.

     Accounts receivable

     Represents amounts due from franchisers of its products. Substantially all amounts are expected to be collected within one year. An allowance for bad debts has not been established because it is not material.

(2)  PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.


Office furniture and equipment         $        33,442
Accumulated depreciation                        (3,873)
                                       ---------------
                                       $        29,569
                                       ===============

(3)  STOCK-BASED COMPENSATION

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

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


(3)  STOCK-BASED COMPENSATION (Continued)

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

(4)  INCOME TAXES

     In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of June 30, 2001, the Company has incurred cumulative net operating losses of $432,062. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to twenty years.

(5)  CAPITAL TRANSACTIONS

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

     On February 16, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement registered 12,000,000 post-reverse split shares of the Company's common stock, reserved for the Company's Year 2001 Employee/Consultant Stock Compensation Plan for the Company's current employees, directors, consultants and advisors. Through May 14, 2001, a total of 9,300,000 shares under this Registration Statement have been sold or otherwise issued.

     On May 10, 2001, the Company issued 5,000 post-reverse split shares of restricted, unregistered common stock for consulting services valued at $50.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


(5)  CAPITAL TRANSACTIONS (Continued)

     On May 1, 2001, the Company exchanged 12,859,980 restricted shares of common stock for the assets and liabilities of Bio-Solutions International, Inc. (a New Jersey Co.).

     On June 7, 2001, two (2) stockholders agreed to return to treasury 15,692,910 restricted shares of common stock. No consideration was given for these shares.

(6)  STOCK OPTIONS

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

     During the second quarter of Fiscal 2001, the Company negotiated the surrender and cancellation of approximately 1,227,000 issued and outstanding options to purchase shares of the Company's common stock at prices ranging between $0.02 and $1.00 per share, expiring through January 2004, in exchange for the issuance of an aggregate 194,658 shares of restricted, unregistered common stock. The common stock was issued at an exchange rate of approximately 12.42% of the issued and outstanding options cancelled.

     The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years, as of December 31, 2000. A reconciliation of the Company's stock option activity, and related information for the nine months ended March 31, 2001 and the year ended June 30, 2000 is as follows:

                                          Nine months ended                      Year ended
                                            March 31, 2001                     June 30, 2000
                                     ------------------------------    ------------------------------
                                      Number           Weighted           Number         Weighted
                                         of            average              of           average
                                      options       exercise price       options      exercise price
                                     -----------   ----------------    ------------  ----------------
Outstanding at beginning of year       1,189,500            $ 0.94        1,189,500          $ 0.94
   Granted                                     -                 -                -               -
   Exercised                                   -                 -                -               -
   Expired/Forfeited                  (1,107,000)                -                -               -
                                     -----------                       ------------

Outstanding at end of period              82,500            $ 0.88        1,189,500          $ 0.94
                                     ===========                       ============

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                          Notes to Financial Statements


(6)  STOCK OPTIONS (Continued)

     The following table summarizes information about the stock options at March 31, 2001:

                                                           March 31, 2001
                                     Exercise        Number            Number
Expiration Date                       Price       Outstanding        Exercisable
                                    ----------    --------------     ---------------
     September 2006                    $ 0.20                  -                   -
     January 2003                      $ 0.20              5,000               5,000
     September 2001                    $ 0.50             12,500              12,500
     Various from May 2002
        through January 2003            $1.00             65,000              65,000
                                                  --------------     ---------------
                                                          82,500              82,500
                                                  ==============     ===============


(7)  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $816,500 accumulated through June 30, 2001. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(8)  RELATED PARTIES

     On May 16, 2001, the Company entered into an employment agreement with a shareholder commencing May 1, 2001 for a term of five (5) years. In addition, there is a sign-on bonus of 100,000 shares of restricted common stock and an additional 100,000 shares upon completion of the manufacturing of a specific quality of product. The annual compensation is fixed at $60,000 per annum.

     On January 3, 2000, the Company's wholly-owned subsidiary entered into an employment agreement with a shareholder for a term of five (5) years. The Company pays or accrues compensation of $3,000 per month. As of June 30, 2001, approximately $34,000 has been received.

     The Company entered into an informal compensation agreement with a shareholder for consulting and marketing services to the Company. Services are being accrued at $5,500 per month. As of June 30, 2001, approximately $51,000 has been received.

     The Company has executed various promissory notes for funds advanced by related parties. These notes are interest bearing, primarily at 10% per annum, unsecured and payable upon demand.

(8)  LEASE COMMITMENTS

     The Company executed a lease agreement for its office facilities commencing May 15, 2001 and ending on May 31, 2002. The rent expense for 2001 was $3,400.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                      Age         Position(s) with Company
---------------           -----    -----------------------------------------
Louis H. Elwell, III      40       President, CEO and Director
Joe Ashley                65       Vice President, Secretary, Treasurer and
                                   Director
Dr. Krish Reddy           69       Director
June Nichols Sweeney      65       Director
Senator Vance Hartke      82       Director

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

LOUIS H. ELWELL, III, President & CEO, Director

     Mr. Louis Elwell is the President & CEO and a member of the board of directors of the Company. Since December 1997, Mr. Elwell has been the President of Madison Morgan Group, Ltd., a small business consulting firm. From May of 1991 to November 1997, Mr. Elwell was a self employed business consultant. From 1986 to April 1991, Mr. Elwell was the President of Powerex Corporation, an energy management system company. In addition, for two (2) years, Mr. Elwell taught "New Venture Initiation", a required class for Entrepreneurial Management Majors at the Entrepreneurial Center, Wharton School, University of Pennsylvania.

     Mr. Elwell presently serves on the Board of Directors of American Health Plans, Inc. 12/98 to present, H3O Holding Corp., Inc., 6/99 to present, Paradigm Sales & Marketing, Inc., from inception to present, and previously served as a Director and Secretary of QRS Music Technologies, Inc., 1/90 to 7/96, (OTCBB:
QRSM).

     Mr. Elwell received his Bachelor of Science Degree in Economics from the Wharton School, University of Pennsylvania, where he majored both in Finance and Entrepreneurial Management.

DR. KRISH REDDY, Biological Consultant, Director

     Dr. Krish Reddy is Biological Consultant and a member of the board of directors of the Company. He has over thirty (30) years of professional experience in management of projects including design, implementation, coordination and monitoring at national and international levels. The first twenty-five (25) years were with the United Nations and the last six (6) years have been with the Company.

     Dr. Reddy holds a Ph.D. degree from the University of Missouri, Columbia, Missouri. He also earned his M.S. degree from the University of Missouri. He also holds a B.V.SC. degree which is equivalent to D.V.M. from the University of Madras.

     Dr. Reddy has been a consultant to the Company covering technical coordination, data collection and analysis, presentations and training. He was the President of Bio-Solutions Inc., a Denver based environmental company from December 1994 to June 1999. He was in charge of technical backstopping, supervising, coordination, managing, monitoring etc.

     Prior to 1995, Dr. Reddy was the Vice-President, Technical and a Director of Bio-Solutions from 1993. In that capacity, Dr. Reddy successfully carried out field investigations on pollution control in shrimp ponds at Champerico,
Guatemala using Bio-Solutions products. The investigations showed the significant effects of the product on growth rates, lesser mortality rates, higher feed efficiency, better quality flesh and overall greater production from the treated ponds. There was a remarkable consistency in the dissolved oxygen levels in the treated ponds. The higher oxygen levels brought about a more favorable ecological environment in the treated ponds.

     Dr. Reddy has twenty-five (25) years of distinguished record of international service with the Food and Agricultural Organization of the United Nations, dealing with the Agricultural and Economic Development in Asia, Africa and the Pacific. He was awarded a medal by the United Nations Agency for his services.

     As the Chief Technical Advisor, Dr. Reddy coordinated large teams of international experts and consultants on three (3) continents and he amply demonstrated his management and technical skills. Based at FAO headquarters in Rome from 1978 to 1991, he carried out several field missions to various countries implementing United Nations objectives with plans and priorities of the associated Agencies and respective Governments.

     During his tenure with the United Nations, Krish Reddy was responsible for the design, implementation &execution of well over one hundred (100) projects of numerous technological disciplines. Some of the work involved a project in Singapore,'Animal Waste Management and Utilization.' The Singapore project covered study and assessment of technical and economic feasibility of various waste treatment systems and recommendations on suitable means of treating animal waste.

     Dr. Reddy also has extensive experience in training of staff. He is also the author of various publications.

JOE ASHLEY, Vice President, Secretary, Treasurer, Director

     Mr. Joe Ashley is Vice President, Secretary, Treasurer and a member of the board of directors of the Company. He has been President of PSM since 1998. From 1995 to 1998, he was employed by Capital Financial Consultants as Vice President and Director of Marketing. From 1987 to 1995, he owned and operated Ashley's Sporting Goods in Hattiesburg, Jackson, and Biloxi, Mississippi. His experience in the sporting world has developed leadership skills that are valuable in the business world.

     Mr. Ashley attended the University of Southern Mississippi and earned his Bachelor of Science in Physical Education. He has also coached the Mississippi High School All Star Game and was selected State of Mississippi coach of the year. Twice he was selected Cotton Valley conference coach of the year. He coached the Big Gold Boxing Team for three (3) years sponsored by the University of Southern Mississippi and Hattiesburg Jaycees. He also served as head football and track coach of Stringer High School for two (2) years and was head football and track coach at Waynesboro High School for seven (7) years.

     Mr. Ashley was a member of the United States Air Force football and boxing team and participated in football, track, and Mississippi Golden Gloves while in college.

JUNE NICHOLS SWEENEY, Director

     Ms. June Nichols Sweeny brings extensive experience in both government and private enterprise. Ms. Nichols currently sits on the board of American Enterprise.com Corp. and has sat on the boards of Georgia Certified Development Corp. and TransMillenial Resource Corp. From 1980-1992, Ms. Sweeney held positions with the US Small Business Administration (SBA), rising from Special Assistant to the Regional Administrator, to Regional Administrator for Region IV, and finally serving as the Deputy Administrator during the Bush Administration. Ms. Sweeney's public service includes serving as Advisory Committee Member to the Export-Import Bank (1996), Advisory Council Member to the National Council of Women Advisors to Congress (1995-1997) and Civic Leader Representative to the United States Strategic Command (1995). Her awards include the "Power of One" Award presented by Senator Paul Coverdale (1998), Presidential Commendation and the Presidential Quality and Management Improvement Award from President George Bush, and the Small Business Administrations Administrator's Award, Performance Awards (10 years) and Achievement Award.

VANCE HARTKE, Director

     Former United State Senator Vance Hartke is a member of the Board of Directors of the Company. He began the practice of law in Evansville, Indiana, in 1948 after returning from more than four (4) years' service in the U.S. Coast Guard and U.S. Navy in World War II. In 1952, he was elected Democratic County Chairman of Vanderburgh County, Indiana.

     Vance Hartke rebuilt this organization and was reelected chairman four (4) successive times. He also was elected Mayor of Evansville in 1955. He resigned the post after serving three (3) years of the four-year term when he was elected to the United States Senate. He was reelected to the Senate in 1964 and again in 1970, becoming the first Democrat in Indiana to win three (3) successive six (6) year terms.

     The Senator is actively engaged in the Hartke Group, a worldwide consulting organization which assists nations, businesses and individuals define their needs and then accomplish their objectives. The Hartke Group's international relationships have been built over a period of more than thirty (30) years and include relationships with numerous agencies of the United Nations, the World Bank, U.S. Aid, the Overseas Private Investment Corporation, the Export-Import Bank, the InterAmerican Development Bank, the United States Trade and Development Agencyand agencies of the United States Administration, the U.S. Senate and the U.S. House of Representatives.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation

                                       Annual     Annual     Annual
                                       Comp       Comp       Comp      LT Comp     LT Comp  LTIP
Name and Post               Year       Salary     Bonus ($)  Other     Rest Stock  Options  Payouts   All Other
Louis H. Elwell, III,       2001       36,000
President, CEO and          2000       0
Director

Joe Ashley, V.P.,           2001       48,000
Secretary, Treasurer &      2000       0
Director

Krish Reddy, Director       2001       0

June Nichols Sweeney        2001       0
Director

Senator Vance Hartke        2001       0
Director

Employee Contracts and Agreements

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

     In July 2000, the Company, then Septima Enterprises, Inc. filed a current report on Form 8- K, when new directors were elected, new officers appointed and the current management resigned. Following the event, Gregory Johnson was the President, CEO and Director, Robert Heidmann was the Vice-President and Director and Paula Nichols was the Secretary, Treasurer, CFO and Director. See Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2001, the Company filed a Current Report on Form 8-K declaring a reverse split of the Company's common stock at a ratio of one for one hundred (1:100) for all shareholders of record as of February 5, 2001. The Company also announced its intention to redomicile from Colorado to Nevada, by forming a Nevada corporation and merging the Company into it. Joe Ashley was elected as a Director and subsequently appointed President and Chief Executive Officer. Charles Adams was elected a Director and subsequently appointed Secretary, Treasurer and Chief Financial Officer. Subsequently, the Company's past officers and directors resigned. The outgoing directors did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that Joseph Ashley and Charles Adams had acquired voting control (approximately 52%) of the Company through the purchase of 5,007,876 (pre-split) shares of the Company's restricted common stock for a total purchase price of $75,000. The shares were purchased directly from Thomas A. Urrea, Richard A. Urrea, Francisco Urrea, Matthew Urrea, Daniel R. Urrea, Maria C. Urrea and Theresa Urrea. See
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued 300,000 and 6,000,000 shares of its post-reverse split common stock valued at a total of $63,000 to Loper & Seymour, P.C. Client Trust Account and Joseph Ashley, respectively for services rendered in connection with preparation of delinquent SEC filings and related services. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had acquired one hundred percent (100%) of the issued and outstanding common stock of PSM in exchange for 11,140,020 shares of the Company's restricted common stock, such that PSM became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders. See
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and

Related Transactions".

     In February 2001, the Company filed a Registration Statement on Form S-8 registering 12,000,000 shares of the Company's common stock, which was effective upon filing. To date, 10,020,000 shares of the Company's unrestricted common stock has been issued pursuant to this Registration Statement. Wayne Hartke, received 200,000 of such shares. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In March 2001, the Company issued 100,000 shares of its restricted common stock valued at $1,000 to Krish Reddy, a current Director of the Company, for consulting services rendered on behalf of the Company. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of June 30, 2001, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of                 Title of      Amount and Nature of      Percent of
Beneficial Owner                    Class          Beneficial Owner           Class
-----------------------------------------------------------------------------------------
Louis H. Elwell, III                Common          2,343,892                 6.2%

Joe Ashley                          Common          1,562,605                 4.1%

Dr. Krish Reddy                     Common          1,562,606                 4.1%

June Nichols Sweeney                Common                  0                   0%

Senator Vance Hartke                Common                  0                   0%

All Executive Officers and
Directors as a Group                Common          4,687,816                12.4%
(Five (5) persons)

Bio-Solutions International, Inc.   Common         12,859,980                34.1%
-------------------

     There are no arrangements which may result in the change of control of the Company.

     In July 2000, the Company, then Septima Enterprises, Inc. filed a current report on Form 8- K, when new directors were elected, new officers appointed and the current management resigned. Following the event, Gregory Johnson was the President, CEO and Director, Robert Heidmann was the Vice-President and Director and Paula Nichols was the Secretary, Treasurer, CFO and Director. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2001, the Company filed a Current Report on Form 8-K declaring a reverse split of the Company's common stock at a ratio of one for one hundred (1:100) for all shareholders of record as of February 5, 2001. The Company also announced its intention to redomicile from Colorado to Nevada, by forming a Nevada corporation and merging the Company into it. Joe Ashley was elected as a Director and subsequently appointed President and Chief Executive Officer. Charles Adams was elected a Director and subsequently appointed Secretary, Treasurer and Chief Financial Officer. Subsequently, the Company's past officers and directors resigned. The outgoing directors did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued 12,000,000 post-reverse split shares valued at $120,000 to Charles Adams for future services. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that Joseph Ashley and Charles Adams had acquired voting control (approximately 52%) of the Company through the purchase of 5,007,876 (pre-split) shares of the Company's restricted common stock for a total purchase price of $75,000. The shares were purchased directly from Thomas A. Urrea, Richard A. Urrea, Francisco Urrea, Matthew Urrea, Daniel R. Urrea, Maria C. Urrea and Theresa Urrea. See
Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company issued 300,000 and 6,000,000 shares of its post-reverse split common stock valued at a total of $63,000 to Loper & Seymour, P.C. Client Trust Account and Joseph Ashley, respectively for services rendered in connection with preparation of delinquent SEC filings and related services. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had acquired one hundred percent (100%) of the issued and outstanding common stock of PSM in exchange for 11,140,020 shares of the Company's restricted common stock, such that PSM became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders. See
Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company filed a Registration Statement on Form S-8 registering 12,000,000 shares of the Company's common stock, which was effective upon filing. To date, 10,020,000 shares of the Company's unrestricted common stock has been issued pursuant to this Registration Statement. Wayne Hartke, received 200,000 of such shares. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In March 2001, the Company issued 100,000 shares of its restricted common stock valued at $1,000 to Krish Reddy, a current Director of the Company, for consulting services rendered on behalf of the Company. See Part III, Item 12. "Certain Relationships and Related Transactions".

Item 12. Certain Relationships and Related Transactions

     In July 2000, the Company, then Septima Enterprises, Inc. filed a current report on Form 8- K, when new directors were elected, new officers appointed and the current management resigned. Following the event, Gregory Johnson was the President, CEO and Director, Robert Heidmann was the Vice-President and Director and Paula Nichols was the Secretary, Treasurer, CFO and Director.

     In October 2000, the Company issued a total of 93,880 shares of its restricted common stock to settle outstanding trade accounts payable in the approximate total amount of $93,880.

     In November 2000, the Company issued a total of 194,658 shares of its restricted common stock valued at $194,658 in exchange for the cancellation of options to purchase a total of 1,227,000 shares of the Company's common stock at various prices between $0.20 and $1.00 expiring at various times through January 2004.

     In January 2001, the Company filed a Current Report on Form 8-K declaring a reverse split of the Company's common stock at a ratio of one for one hundred (1:100) for all shareholders of record as of February 5, 2001. The Company also announced its intention to redomicile from Colorado to Nevada, by forming a Nevada corporation and merging the Company into it. Joe Ashley was elected as a Director and subsequently appointed President and Chief Executive Officer. Charles Adams was elected a Director and subsequently appointed Secretary, Treasurer and Chief Financial Officer. Subsequently, the Company's past officers and directors resigned. The outgoing directors did not resign due to a personal disagreement with the Company on any matter relating to the Company's operations, policies or practices and did not provide the Company with a letter describing such disagreement nor request that the matter be disclosed.

     In February 2001, the Company issued 12,000,000 post-reverse split shares valued at $120,000 to Charles Adams for future services.

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that Joseph Ashley and Charles Adams had acquired voting control (approximately 52%) of the Company through the purchase of 5,007,876 (pre-split) shares of the Company's restricted common stock for a total purchase price of $75,000. The shares were purchased directly from Thomas A. Urrea, Richard A. Urrea, Francisco Urrea, Matthew Urrea, Daniel R. Urrea, Maria C. Urrea and Theresa Urrea.

     In February 2001, the Company issued 300,000 and 6,000,000 shares of its post-reverse split common stock valued at a total of $63,000 to Loper & Seymour, P.C. Client Trust Account and Joseph Ashley, respectively for services rendered in connection with preparation of delinquent SEC filings and related services.

     In February 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had acquired one hundred percent (100%) of the issued and outstanding common stock of PSM in exchange for 11,140,020 shares of the Company's restricted common stock, such that

PSM became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders.

     In February 2001, the Company filed a Registration Statement on Form S-8 registering 12,000,000 shares of the Company's common stock, which was effective upon filing. To date, 10,020,000 shares of the Company's unrestricted common stock has been issued pursuant to this Registration Statement. Wayne Hartke received 200,000 of such shares.

     In March 2001, the Company issued 100,000 shares of its restricted common stock valued at $1,000 to Krish Reddy, a current Director of the Company, for consulting services rendered on behalf of the Company.

     In April 2001, the Company sold 714,285 shares of the Company's restricted common stock and warrants to purchase another 500,000 shares of the Company's restricted common stock at an exercise price of $0.001 per share to EIG for $250,000. Since that time, EIG has exercised all of its warrants.

     May 2001, the Company issued 5,000 shares of its restricted common stock to Glenda Stock and David Stock for services rendered to the Company.

     In June 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had purchased all of the assets and liabilities of BSI in exchange for 12,859,980 shares of the Company's restricted common stock in May 2001.

     In September 2001, the Company sold a total of 210,526 shares of its restricted common stock to the Montagues for a total of $40,000. The Company has the right to redeem such shares at any time, in the Company's sole discretion, for a total of $52,000. The Company also agreed to retain the legal services of the Montagues for one (1) year at a cost of $90,000, to be paid monthly in shares of the Company's unrestricted common stock.

     In September 2001, the Company purchased a mobile laboratory in exchange for 800,000 shares of its restricted common stock.

     In September 2001, the Company committed to issue Daniel H. Luciano 150,000 shares of its unrestricted common stock as payment for legal services rendered on behalf of the Company.

     In October 2001, the Company sold 300,000 shares of its restricted common stock to one (1) investor for $20,000.

     To date, the Company has received loans totaling $213,500 from Legal Computer Technology, Inc., which loans bear interest at a rate of ten percent (10%) per annum. As of June 30, 2001, the accrued interest on such loans totaled $25,639. The Company has also received loans totaling $114,136.59 from Kissimmul, Inc., which loans bear interest at a rate of ten percent (10%) per annum. As of June 30, 2001, the accrued interest on such loans totaled $2,114.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1.           Index to Exhibits

         None.

                                   SIGNATURES

     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Bio-Solutions International, Inc.
                                  (Registrant)

Date: November 6, 2001    By: /s/ Louis H. Elwell, III
                          ------------------------------------------
                          Louis H. Elwell, III, President, CEO and Director

                          By: /s/ Joe Ashley
                          ------------------------------------------
                          Joe Ashley, Vice-President, Secretary, Treasurer and Director

                          By: /s/ Krish Reddy
                          ------------------------------------------
                          Krish Reddy, Director



     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                              Date

/s/ Louis H. Elwell, III                                        November 6, 2001
-----------------------------
Louis H. Elwell, III               President, CEO and Director

/s/ Joe Ashley                                                  November 6, 2001
-----------------------------
Joe Ashley                         Vice President, Secretary,
                                   Treasurer and Director

/s/ Krish Reddy                                                 November 6, 2001
-----------------------------
Krish Reddy                        Director