Form 10QSB
period 2001-09-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2001-11-21
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2001

Commission file no.: 33-25126-D

                        Bio-Solutions International, Inc.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                85-0368333
------------------------------------                      ----------------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                               Identification No.)

35 Power Lane
Hattiesburg, MS                                                   39402
---------------------------------------                   ----------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (601) 271-7309

Securities to be registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                      on which registered
         None                                                   None
-----------------------------------                -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
                    ----------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                        Wayne Hartke
                                        The Hartke Building
                                        7637 Leesburg Pike
                                        Falls Church, VA 22043

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X    No
                         ---    ---

     As of September 30, 2001, there were 39,124,808 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1.           Financial Statements



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)........F-3

Consolidated Statements of Stockholders' Equity (Deficiency).................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                           Consolidated Balance Sheets



                                                                                  September 30,          June 30,
                                                                                      2001                 2001
                                                                               -------------------  ------------------
                                                                                   (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                        $             1,846  $            4,802
   Accounts receivable - trade                                                              26,737              24,940
   Inventory                                                                               149,253             139,072
                                                                               -------------------  ------------------

     Total current assets                                                                  177,836             168,814
                                                                               -------------------  ------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $4,766 and $3,875
    as of September 30, 2001 and June 30, 2001, respectively)                               38,076              29,569
                                                                               -------------------  ------------------

            Total property and equipment                                                    38,076              29,569
                                                                               -------------------  ------------------

OTHER ASSETS
   Security deposits                                                                         2,500               2,500
   Investments                                                                                 560                 560
   Product formulation                                                                      50,000              50,000
   Goodwill                                                                                  1,286               1,286
                                                                               -------------------  ------------------

            Total other assets                                                              54,346              54,346
                                                                               -------------------  ------------------

Total Assets                                                                   $           270,258  $          252,729
                                                                               ===================  ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                                         57,732              38,637
   Accrued compensation                                                                    105,200              81,200
   Notes payable - related parties                                                         358,050             318,050
                                                                               -------------------  ------------------

            Total current liabilities                                                      520,982             437,887
                                                                               -------------------  ------------------

Total Liabilities                                                                          520,982             437,887
                                                                               -------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Common stock, $0.0001 par value, authorized 100,000,000 shares;
   39,124,808 and 37,389,282 issued and outstanding shares, respectively                     3,912               3,739
 Additional paid-in capital                                                                747,935             627,608
 Accumulated deficit                                                                    (1,002,571)           (816,505)
                                                                               -------------------  ------------------

            Total stockholders' deficit                                                   (250,724)           (185,158)
                                                                               -------------------  ------------------

Total Liabilities and Stockholders' Deficit                                    $           270,258  $          252,729
                                                                               ===================  ==================





     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                      Consolidated Statements of Operations
                        Three Months Ended September 30,
                                   (Unaudited)



                                                                                   2001                2000
                                                                           -------------------- -------------------
REVENUES
   Sales of franchises                                                     $                  0 $                 0
   Product and service sales                                                             17,762                 375
                                                                           -------------------- -------------------

          Total revenues                                                                 17,762                 375
                                                                           -------------------- -------------------

EXPENSES
   Cost of products                                                                       3,077                 325
   Operating expenses                                                                   191,801              37,737
                                                                           -------------------- -------------------

          Total expenses                                                                194,878              38,062
                                                                           -------------------- -------------------

Net income (loss) before other income (expense)
provision for income taxes                                                             (177,116)            (37,687)
                                                                           -------------------- -------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                                       8,950                   0
                                                                           -------------------- -------------------

Net income (loss) before provision for income taxes                                    (186,066)            (37,687)
                                                                           -------------------- -------------------

Provision for income taxes                                                                    0                   0
                                                                           -------------------- -------------------

Net income (loss)                                                          $           (186,066)$           (37,687)
                                                                           ==================== ===================
Net income (loss) per weighted average share, basic                        $              (0.01)$             (0.01)
                                                                           ==================== ===================
Weighted average number of shares                                                    38,279,042           7,426,680
                                                                           ==================== ===================














     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
          Consolidated Statements of Stockholders' Equity (Deficiency)






                                                                        Additional                                    Total
                                               Number of      Common      Paid-in      Deferred                   Stockholders'
                                                 Shares       Stock       Capital    Compensation     Deficit      Deficiency
                                             -------------- ---------- ------------- ------------ -------------- ---------------
BEGINNING BALANCE, June 30, 1999                     90,021 $        9 $   1,754,727 $     (9,407)$  (1,870,329) $      (125,000)

   Net loss                                               0          0             0            0             0                0
                                             -------------- ---------- ------------- ------------ -------------- ---------------

BALANCE, June 30, 2000                               90,021          9     1,754,727       (9,407)   (1,870,329)       (125,000)

10/00-shares issued to settle accounts                  939          1        93,879            0             0          93,880
payable
11/00-shares issued in exchange for options           1,947          2       194,656            0             0         194,658
02/01-shares issued for services                 18,300,000      1,830       181,970            0             0         183,800
02/01-acquisition of PSM                         11,140,020      1,114    (1,943,376)       9,407     1,508,346        (424,509)
S-8 stock for services                            9,370,000        937        92,763            0             0          93,700
144 stock for services                              105,000         10         1,040            0             0           1,050
Stock for cash                                    1,214,285        121       250,379            0             0         250,500
05/01-asset acquisition                          12,859,980      1,285             0            0             0           1,285
06/01-cancellation of shares                    (15,692,910)    (1,570)        1,570            0             0               0

   Net loss                                               0          0             0            0      (454,522)       (454,522)
                                             -------------- ---------- ------------- ------------ -------------- ---------------

BALANCE, June 30, 2001                           37,389,282      3,739       627,608            0      (816,505)       (185,158)

07/01-shares issued for services                    125,000         12        12,488            0             0          12,500
08/01-shares issued for services                    450,000         45        44,955            0             0          45,000
09/01-shares issued for services                    150,000         15        14,985            0             0          15,000
09/01-shares issued for cash                        210,526         21        39,979            0             0          40,000
09/01-shares issued for fixed assets                800,000         80         7,920            0             0           8,000

   Net loss                                               0          0             0            0      (186,066)       (186,066)
                                             -------------- ---------- ------------- ------------ -------------- ---------------

ENDING BALANCE, September 30, 2001
(unaudited)                                      39,124,808 $    3,912 $     747,935 $          0 $   (1,002,571)$      (250,724)
                                             ============== ========== ============= ============ ============== ===============











     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                      Consolidated Statements of Cash Flows
                        Three Months Ended September 30,
                                   (Unaudited)



                                                                             2001                2000
                                                                          ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $       (186,066)   $       (37,687)
Adjustments to reconcile net loss to net cash used for development activities:
   Depreciation                                                                        893                  0
   Stock issued for services                                                        72,500                  0

Change in operating assets and liabilities:
   (Increase) in accounts receivable                                                (1,797)                 0
   (Increase) in inventory                                                         (10,181)                 0
   Increase in accounts payable                                                     19,093             39,748
   Increase in accrued compensation                                                 24,000                  0
                                                                          ----------------    ---------------

Net cash used by operating activities                                              (81,558)             2,061
                                                                          ----------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                                                      (1,398)              (625)
                                                                          ----------------    ---------------

Net cash used by investing activities                                               (1,398)              (625)
                                                                          ----------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds of note payable - related parties                                       40,000                  0
   Proceeds of common stock                                                         40,000                  0
                                                                          ----------------    ---------------

Net cash provided by financing activities                                           80,000                  0
                                                                          ----------------    ---------------

Net increase (decrease) in cash                                                     (2,956)             1,436

CASH, beginning of period                                                            4,802                511
                                                                          ----------------    ---------------

CASH, end of period                                                       $          1,846    $         1,947
                                                                          ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Fixed assets acquired for common stock                                $          8,000    $             0
                                                                          ================    ===============






     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements
                  (Information with respect to the three months
                ended September 30, 2001 and 2000 is unaudited)



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

     The Company, due to the unsuccessful nature of its initial operations, ceased all operations in February 1998. In September 1998, creditors of the Company were successful in obtaining a judgment against the Company for unpaid debts. In October 1998, the Company was subject to a Judicial Sale whereby all assets of the Company were sold in satisfaction of the September 1998 judgment. Accordingly, the aggregate adjusted balance of open trade payables, as of December 31, 2000, of approximately $134,000 was the only remaining identifiable liability of the Company.

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

     The Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to Bio- Solutions International, Inc. and modified the Company's capital structure to allow for the issuance of 100,000,000 total equity shares consisting of no shares of preferred stock and 100,000,000 shares of common stock, with a par value of $0.0001 per share.

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

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements

(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Acquisitions

     On February 14, 2001, the Company and Paradigm Sales & Marketing Corporation (a privately-owned Florida corporation), and the individual holders of all of the outstanding capital stock of Paradigm Sales &
     Marketing Corporation (Holders) entered into a reverse acquisition transaction (Reorganization) pursuant to a certain Share Exchange Agreement (Agreement) of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of Paradigm Sales & Marketing Corporation in exchange for 11,140,020 shares of post-reverse split restricted, unregistered common stock of the Company. The reorganization was accounted for as a reverse acquisition.

     In May 2001, the Company and Biosolutions International, Inc. (A New Jersey corporation) entered into an Asset Acquisition Agreement whereby all the assets and liabilities were acquired. Upon allocation of the value ascertained to the 12,859,980 shares issued, $1,260 of goodwill resulted from the transaction.

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

         Interim financial information

     The financial statements for the three months ended September 30, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


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

(3)  INCOME TAXES

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

(4)  CAPITAL TRANSACTIONS

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

     On February 16, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement registered 12,000,000 post-reverse split shares of the Company's common stock, reserved for the Company's Year 2001 Employee/Consultant Stock Compensation Plan for the Company's current employees, directors, consultants and advisors. Through June 30, 2001, a total of 9,300,000 shares under this Registration Statement have been sold or otherwise issued.

     In February 2001, the Company issued 11,140,000 shares of restricted common stock in the reverse acquisition with Paradigm Sales and Marketing, Inc.

     On March 14, 2001, the Company issued 100,000 shares of restricted common stock as a sign-on bonus in conjunction with an employment agreement.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


(4)  CAPITAL TRANSACTIONS (Continued)

     On May 1, 2001, the Company exchanged 12,859,980 restricted shares of common stock for the assets and liabilities of Biosolutions International, Inc. (a New Jersey Co.).

     On May 10, 2001, the Company issued 5,000 post-reverse split shares of restricted, unregistered common stock for consulting services valued at $50.

     On June 7, 2001, two (2) stockholders agreed to return to treasury 15,692,910 restricted shares of common stock. No consideration was given for these shares.

     For the period July through September 2001, the Company issued 725,000 restricted shares of common stock for services.

     In September 2001, the Company received $40,000 for 210.526 restricted shares of common stock.

     In September 2001, the Company issued 800,000 restricted shares of common stock for a mobile laboratory.

(5)  STOCK OPTIONS

     During the second quarter of Fiscal 2001, the Company negotiated the surrender and cancellation of approximately 12,270 issued and outstanding options to purchase shares of the Company's common stock at prices ranging between $2.00 and $100.00 per share, expiring through January 2004, in exchange for the issuance of an aggregate 1,946 shares of restricted, unregistered common stock. The common stock was issued at an exchange rate of approximately 12.42% of the issued and outstanding options cancelled.

     The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years, as of December 31, 2000. A reconciliation of the Company's stock option activity, and related information for the years ended June 30, 2001 and June 30, 2000 is as follows:

                                                          Year ended                         Year ended
                                                        June 30, 2001                      June 30, 2000
                                               --------------------------------    ------------------------------
                                                  Number           Weighted           Number         Weighted
                                                     of            average              of           average
                                                  options       exercise price       options      exercise price
                                               -------------   ----------------    ------------  ----------------
Outstanding at beginning of year                   1,189,500            $ 0.94        1,189,500          $ 0.94
   Granted                                                 -                  -               -               -
   Exercised                                               -                  -               -               -
   Expired/Forfeited                              (1,107,000)                 -               -               -
                                               -------------                       ------------

Outstanding at end of period                          82,500            $ 0.88        1,189,500          $ 0.94
                                               =============                       ============

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                          Notes to Financial Statements


(5)      STOCK OPTIONS (Continued)

     The following table summarizes information about the stock options at September 30, 2001:

                                                                     September 30, 2001
                                        Exercise               Number                 Number
Expiration Date                          Price              Outstanding             Exercisable
---------------
                                    ----------------      ----------------      -------------------
     September 2006                       $ 0.20                         -                        -
     January 2003                         $ 0.20                     5,000                    5,000
     September 2001                       $ 0.50                    12,500                   12,500
     Various from May 2002
        through January 2003              $ 1.00                    65,000                   65,000
                                                          ----------------      -------------------
                                                                    82,500                   82,500
                                                          ================      ===================

(6)  RELATED PARTIES

     On May 16, 2001, the Company entered into an employment agreement with a shareholder commencing May 1, 2001 for a term of five (5) years. In addition, there is a sign-on bonus of 100,000 shares of restricted common stock and an additional 100,000 shares upon completion of the manufacturing of a specific quality of product. The annual compensation is fixed at $60,000 per annum.

     On January 3, 2000, the Company's wholly-owned subsidiary entered into an employment agreement with a shareholder for a term of five (5) years. The Company pays or accrues compensation of $3,000 per month. As of September 30, 2001, approximately $43,000 has been accrued.

     The Company entered into an informal compensation agreement with a shareholder for consulting and marketing services to the Company. Services are being accrued at $5,500 per month. As of September 30, 2001, approximately $67,000 has been accrued.

     The Company has executed various promissory notes for funds advanced by related parties. These notes are interest bearing, primarily at 10% per annum, unsecured and payable upon demand.

(7)  LEASE COMMITMENTS

     The Company executed a lease agreement for its office facilities commencing May 15, 2001 and ending on May 31, 2002. The rent expense for 2001 was $3,400.

Item 2.  Management's Discussion and Analysis of Operations

General

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitation on resale and (vi) each of the parties is a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

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

Discussion and Analysis

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

     The Company is presently trading on the Over the Counter Bulletin Board ("OTCBB").

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to continue to expand its operations.

Results of Operations -For the Three Months Ending September 30, 2001 and September 30, 2000

Financial Condition, Capital Resources and Liquidity

     For the three (3) months ended September 30, 2001 and 2000 the Company recorded revenues in the amount of $17,762 and $375 respectively. The reason for the increase was the increase in product and service sales.

     For the three (3) months ended September 30, 2001 and 2000 the Company had operating expenses of $191,801 and $37,737. This increase of $154,064 was due primarily to increased salaries, stock issued for services and other related expenses.

     For the three (3) months ended September 30, 2001 and 2000, the Company had cost of products expenses of $3,077 and $325 respectively.

     For the three (3) months ended September 30, 2001 and 2000, the Company had total expenses of $194,878 and $38,062.

Net Losses

     For the three (3) months ended September 30, 2001 and 2000, the Company reported a net loss of $186,066 and $37,687 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At September 30, 2001, the Company employed seven (7) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

     The Company believes that research and development is an important factor in its future growth. The equipment service industry is closely linked to the technological advances of the products it services. Therefore, the Company must continually invest in learning the new technology to provide the best quality service to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to complete new training in the latest technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

     Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Bio-Solutions International, Inc.
                          (Registrant)

Date: November 20, 2001   By: /s/ Louis H. Elwell
                          -------------------------------------------------
                          Louis H. Elwell, III, President, CEO and Director

                          By: /s/ Joe Ashley
                          -------------------------------------------------
                          Joe Ashley, Vice-President, Secretary,
                          Treasurer and Director

                          By: /s/ Krish Reddy
                          -------------------------------------------------
                          Krish Reddy, Director