Form 10QSB
period 2001-12-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2002-02-25
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2001

Commission file no.: 33-25126-D

                        Bio-Solutions International, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                85-0368333
------------------------------------                     ----------------------
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                               Identification No.)

35 Power Lane
Hattiesburg, MS                                                 39402
------------------------------------------               ----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (601) 271-7309

Securities to be registered under Section 12(b) of the Act:

 Title of each class                                Name of each exchange
                                                     on which registered
     None                                                  None
-----------------------                           -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

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

     As of December 31, 2001, there were 45,570,285 shares of voting stock of the registrant issued and outstanding.

Part I - FINANCIAL INFORMATION

Item 1.           Financial Statements




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                           Consolidated Balance Sheets



                                                                             December 31,           June 30,
                                                                                 2001                 2001
                                                                          ------------------   ------------------
                                                                             (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                   $            2,129   $            4,802
   Accounts receivable - trade                                                        31,051               24,940
   Inventory                                                                         125,775              139,072
                                                                          ------------------   ------------------

     Total current assets                                                            158,955              168,814
                                                                          ------------------   ------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $5,657 and $3,875
    as of September 30, 2001 and June 30, 2001, respectively)                         35,785               29,569
                                                                          ------------------   ------------------

            Total property and equipment                                              35,785               29,569
                                                                          ------------------   ------------------

OTHER ASSETS
   Security deposits                                                                   2,500                2,500
   Investments                                                                           500                  560
   Product formulation                                                                50,000               50,000
   Goodwill                                                                            1,286                1,286
                                                                          ------------------   ------------------

            Total other assets                                                        54,286               54,346
                                                                          ------------------   ------------------

Total Assets                                                              $          249,026   $          252,729
                                                                          ==================   ==================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                                  165,616               38,637
   Accrued compensation                                                               95,250               81,200
   Notes payable - related parties                                                    47,500              318,050
                                                                          ------------------   ------------------

            Total current liabilities                                                308,366              437,887
                                                                          ------------------   ------------------

Total Liabilities                                                                    308,366              437,887
                                                                          ------------------   ------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Common stock, $0.0001 par value, authorized 100,000,000 shares;
   45,398,718 and 37,389,282 issued and outstanding shares, respectively               4,549                3,739
 Additional paid-in capital                                                        1,413,899              627,608
 Accumulated deficit                                                              (1,477,788)            (816,505)
                                                                          ------------------   ------------------

            Total stockholders' deficit                                              (59,340)            (185,158)
                                                                          ------------------   ------------------

Total Liabilities and Stockholders' Deficit                               $          249,026   $          252,729
                                                                          ==================   ==================







     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                      Consolidated Statements of Operations
                          Six Months Ended December 31,
                                   (Unaudited)



                                                                   2001                2000
                                                           -------------------- -------------------
REVENUES
   Sales of franchises                                     $             26,500 $                 0
   Product and service sales                                             29,901                 375
                                                           -------------------- -------------------

          Total revenues                                                 56,401                 375
                                                           -------------------- -------------------

EXPENSES
   Cost of products                                                       7,475                 325
   Operating expenses                                                   696,999              37,737
                                                           -------------------- -------------------

          Total expenses                                                704,474              38,062
                                                           -------------------- -------------------

Net income (loss) before other income (expense)
provision for income taxes                                             (648,073)            (37,687)
                                                           -------------------- -------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                      13,210                   0
                                                           -------------------- -------------------

Net income (loss) before provision for income taxes                    (661,283)            (37,687)
                                                           -------------------- -------------------

Provision for income taxes                                                    0                   0
                                                           -------------------- -------------------

Net income (loss)                                          $           (661,283)$           (37,687)
                                                           ==================== ===================
Net income (loss) per weighted average share, basic        $              (0.02)$             (0.01)
                                                           ==================== ===================
Weighted average number of shares                                    41,322,110           7,426,680
                                                           ==================== ===================










     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
          Consolidated Statements of Stockholders' Equity (Deficiency)






                                                                      Additional                                   Total
                                             Number of      Common    Paid-in       Deferred                   Stockholders'
                                               Shares       Stock     Capital     Compensation     Deficit      Deficiency
                                             ------------ ---------- ----------- -------------- ------------- -------------
BEGINNING BALANCE, June 30, 1999                   90,021 $        9 $ 1,754,727 $       (9,407)$  (1,870,329)$    (125,000)

   Net loss                                             0          0           0              0             0             0
                                             ------------ ---------- ----------- -------------- ------------- -------------

BALANCE, June 30, 2000                             90,021          9   1,754,727         (9,407)   (1,870,329)     (125,000)

10/00-shares issued to settle accounts                939          1      93,879              0             0        93,880
payable
11/00-shares issued in exchange for options         1,947          2     194,656              0             0       194,658
02/01-shares issued for services               18,300,000      1,830     181,970              0             0       183,800
02/01-acquisition of PSM                       11,140,020      1,114  (1,943,376)         9,407     1,508,346      (424,509)
S-8 stock for services                          9,370,000        937      92,763              0             0        93,700
144 stock for services                            105,000         10       1,040              0             0         1,050
Stock for cash                                  1,214,285        121     250,379              0             0       250,500
05/01-asset acquisition                        12,859,980      1,285           0              0             0         1,285
06/01-cancellation of shares                  (15,692,910)    (1,570)      1,570              0             0             0

   Net loss                                             0          0           0              0      (454,522)     (454,522)
                                             ------------ ---------- ----------- -------------- ------------- -------------

BALANCE, June 30, 2001                         37,389,282      3,739     627,608              0      (816,505)     (185,158)

07/01-shares issued for services                  125,000         12      12,488              0             0        12,500
08/01-shares issued for services                  450,000         45      44,955              0             0        45,000
09/01-shares issued for services                  150,000         15      14,985              0             0        15,000
09/01-shares issued for cash                      210,526         21      39,979              0             0        40,000
09/01-shares issued for fixed assets              800,000         80       7,920              0             0         8,000
10/01-shares issued for services                  450,000         45      61,455              0             0        61,500
12/01-shares issued for services                2,270,000        227     249,473              0             0       249,700
12/01-shares issued for debt conversion         3,553,910        355     355,036              0             0       355,391
   Net loss                                             0          0           0              0      (661,283)     (661,283)
                                             ------------ ---------- ----------- -------------- ------------- -------------

                                             ------------ ---------- ----------- -------------- ------------- -------------

ENDING BALANCE, December 31, 2001
(unaudited)                                    45,398,718 $    4,539 $ 1,413,899 $            0 $  (1,477,788)$     (59,350)
                                             ============ ========== =========== ============== ============= =============




     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                      Consolidated Statements of Cash Flows
                          Six Months Ended December 31,
                                   (Unaudited)



                                                                              2001                 2000
                                                                          -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $        (661,283)   $        (37,687)
Adjustments to reconcile net loss to net cash used for development activities:
   Depreciation                                                                       1,782                   0
   Stock issued for services                                                        383,700                   0
   Stock issued for interest expense                                                 37,413                   0

Change in operating assets and liabilities:
   (Increase) in accounts receivable                                                 (6,111)                  0
   (Increase) in inventory                                                           13,297                   0
   Increase in accounts payable                                                     126,979              39,748
   Increase in accrued compensation                                                  14,050                   0
                                                                          -----------------    ----------------

Net cash used by operating activities                                               (90,173)              2,061
                                                                          -----------------    ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                                                            0                (625)
                                                                          -----------------    ----------------

Net cash used by investing activities                                                     0                (625)
                                                                          -----------------    ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds of note payable - related parties                                        47,500                   0
   Proceeds of common stock                                                          40,000                   0
                                                                          -----------------    ----------------

Net cash provided by financing activities                                            87,500                   0
                                                                          -----------------    ----------------

Net increase (decrease) in cash                                                       2,673               1,436

CASH, beginning of period                                                             4,302                 511
                                                                          -----------------    ----------------

CASH, end of period                                                                  $6,975    $          1,947
                                                                          =================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Fixed assets acquired for common stock                                $           8,000    $              0
                                                                          =================    ================
    Common stock issued for debt conversion                               $         355,391    $              0
                                                                          =================    ================








     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements
                (Information with respect to the six months ended
                    December 31, 2001 and 2000 is unaudited)



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


(2)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     In May 2001, the Company and Biosolutions, Inc. (A New Jersey corporation) entered into an Asset Acquisition Agreement whereby all the assets were acquired. Upon allocation of the value ascertained to the 12,859,980 shares issued, $1,260 of goodwill resulted from the transaction.

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

     Interim financial information

     The financial statements for the six months ended December 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


(2)  PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.


Office furniture and equipment         $        41,442
Accumulated depreciation                        (5,657)
                                       ---------------
                                       $        35,785
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

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


(4)  CAPITAL TRANSACTIONS (Continued)

     On May 1, 2001, the Company exchanged 12,859,980 restricted shares of common stock for the assets and liabilities of Biosolutions, Inc. (a New Jersey Co.).

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

     In October 2001, the Company issued 450,000 shares of common stock for services.

     In December 2001, the Company issued 950,000 shares of common stock for services.

     In December 2001, the Company issued 1,320,000 shares of restricted stock for services.

     In December 2001, the Company issued 3,553,950 shares of restricted stock to convert $ 355,391 of Notes from related parties.


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

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


(5)      STOCK OPTIONS (Continued)

                                           Year ended                         Year ended
                                         June 30, 2001                      June 30, 2000
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
                                  ===========                       ============


     The following table summarizes information about the stock options at December 31, 2001:

                                                           December 31, 2001
                                  Exercise             Number             Number
Expiration Date                    Price            Outstanding        Exercisable
                                --------------      --------------   ---------------
     September 2006                 $ 0.20                       -                 -
     January 2003                   $ 0.20                   5,000             5,000
     September 2001                 $ 0.50                  12,500            12,500
     Various from May 2002
        th rough January 2003       $1.00                   65,000            65,000
                                                    --------------   ---------------
                                                            82,500            82,500
                                                    ==============   ===============


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

     On January 3, 2000, the Company's wholly-owned subsidiary entered into an employment agreement with a shareholder for a term of five (5) years. The Company pays or accrues compensation of $3,000 per month. As of December 31, 2001, approximately $45, has been accrued.

     The Company entered into an informal compensation agreement with a shareholder for consulting and marketing services to the Company. Services are being accrued at $5,500 per month. As of December 31, 2001, approximately $50,000 has been accrued.

     The Company has executed various promissory notes for funds advanced by related parties. These notes are interest bearing, primarily at 10% per annum, unsecured and payable upon demand. These notes were converted to shares of restricted common stock in December 2001.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements




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

     In December 2001, the Company issued 270,000 shares of its restricted common stock to two persons for services rendered to the Company.

     In December 2001, the Company sold 300,000 shares of its restricted common stock to one person for $20,000.

     In December 2001, the Company issued a total of 1,000,000 shares of its restricted common stock to four of its five current directors for services rendered to the Company. Louis H. Elwell, III, Joe H. Ashley, Dr. Krish Reddy and June Nichols Sweeney each received 250,000 shares.

     In December 2001, the Company issued a total of 3,553,910 shares of the Company's restricted common stock to two entities for conversion of debt.

     In this fiscal quarter, 1,400,000 shares of the Company's unrestricted common stock were issued to seven persons for services rendered to the Company. Included in the issuance, were 250,000 shares issued to Vance Hartke, a current director of the Company. The shares were issued pursuant to the Company's Registration Statement on Form S-8 filed with the Commission on February 16, 2001.

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

Results of Operations -For the Three Months Ending December 31, 2001 and December 31, 2000

Financial Condition, Capital Resources and Liquidity

     For the three (3) months ended December 30, 2001 and 2000 the Company recorded revenues in the amount of $56,401 and $375 respectively. The reason for the increase was the increase in product and service sales.

     For the three (3) months ended December 31, 2001 and 2000 the Company had operating expenses of $696,999 and $37,737. This increase of $659,262 was due primarily to increased salaries, stock issued for services and other related expenses.

     For the three (3) months ended December 31, 2001 and 2000, the Company had cost of products expenses of $7,475 and $325 respectively.

     For the three (3) months ended December 31, 2001 and 2000, the Company had total expenses of $704,474 and $38,062.

Net Losses

     For the three (3) months ended December 31, 2001 and 2000, the Company reported a net loss of $661,283 and $37,687 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At December 31, 2001, the Company employed seven (7) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending December 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                        Bio-Solutions International, Inc.
                                  (Registrant)

Date: February 25, 2002

                    By: /s/ Louis H. Elwell, III
                    -----------------------------------------
                    Louis H. Elwell, III, President, CEO and Director

                    By:/s/Joe Ashley
                    -----------------------------------------
                    Joe Ashley, Vice-President, Secretary, Treasurer
                    and Director

                    By:/s/Krish Reddy
                    -----------------------------------------
                    Krish Reddy, Director