Form 10QSB
period 2002-03-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2002-05-21
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2002

Commission file no.: 33-25126-D

                        Bio-Solutions International, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                              85-0368333
------------------------------------                       --------------------
(State or other jurisdiction of                            (I.R.S.Employer
incorporation or organization)                             Identification No.)

35 Power Lane
Hattiesburg, MS                                                    39402
------------------------------------------                 --------------------
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

     As of March 31, 2002, there were 45,778,718 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations and Comprehensive Income (Loss).......F-3

Consolidated Statements of Stockholders' Equity (Deficiency)................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                           Consolidated Balance Sheets



                                                                                     March 31,              June 30,
                                                                                       2002                  2001
                                                                                -------------------   ------------------
                                                                                    (unaudited)
                       ASSETS
CURRENT ASSETS
   Cash                                                                         $            15,495   $            4,802
   Accounts receivable - trade                                                               20,843               24,940
   Inventory                                                                                119,971              139,072
                                                                                -------------------   ------------------
     Total current assets                                                                   156,309              168,814
                                                                                -------------------   ------------------
PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $7,107 and $3,875
    as of March 31, 2002 and June 30, 2001, respectively)                                    84,957               29,569
                                                                                -------------------   ------------------

            Total property and equipment                                                     84,957               29,569
                                                                                -------------------   ------------------
OTHER ASSETS
   Security deposits                                                                          2,500                2,500
   Investments                                                                                  500                  560
   Product formulation                                                                       50,000               50,000
   Goodwill                                                                                   1,286                1,286
                                                                                -------------------   ------------------
            Total other assets                                                               54,286               54,346
                                                                                -------------------   ------------------
Total Assets                                                                    $           295,552   $          252,729
                                                                                ===================   ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
   Accounts payable                                                                          93,635               38,637
   Accrued compensation                                                                     114,750               81,200
   Notes payable - related parties                                                          163,408              318,050
                                                                                -------------------   ------------------
            Total current liabilities                                                       371,793              437,887
                                                                                -------------------   ------------------

Total Liabilities                                                                           371,793              437,887
                                                                                -------------------   ------------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 Common stock, $0.0001 par value, authorized 100,000,000 shares;
   45,778,718 and 37,389,282 issued and outstanding shares, respectively                      4,577                3,739
 Additional paid-in capital                                                               1,430,561              627,608
 Accumulated deficit                                                                     (1,511,379)            (816,505)
                                                                                -------------------   ------------------
            Total stockholders' deficit                                                     (76,241)            (185,158)
                                                                                -------------------   ------------------
Total Liabilities and Stockholders' Deficit                                     $           295,552   $          252,729
                                                                                ===================   ==================







     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                      Consolidated Statements of Operations
                           Nine Months Ended March 31,
                                   (Unaudited)



                                                                 2002                  2001
                                                           ---------------------- --------------------
REVENUES
   Sales of franchises                                     $               26,500 $                  0
   Product and service sales                                               52,280                  375
                                                           ---------------------- --------------------

          Total revenues                                                   78,780                  375
                                                           ---------------------- --------------------

EXPENSES
   Cost of products                                                        13,070                  325
   Operating expenses                                                     746,424               37,737
                                                           ---------------------- --------------------

          Total expenses                                                  759,494               38,062
                                                           ---------------------- --------------------

Net income (loss) before other income (expense)
provision for income taxes                                               (680,714)             (37,687)
                                                           ---------------------- --------------------

OTHER INCOME (EXPENSE)
   Interest expense                                                        14,160                    0
                                                           ---------------------- --------------------

Net income (loss) before provision for income taxes                      (694,874)             (37,687)
                                                           ---------------------- --------------------

Provision for income taxes                                                      0                    0
                                                           ---------------------- --------------------

Net income (loss)                                          $             (694,874)$            (37,687)
                                                           ====================== ====================
Net income (loss) per weighted average share, basic        $                (0.02)$              (0.01)
                                                           ====================== ====================
Weighted average number of shares                                                            7,426,680
                                                           ====================== ====================









     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
          Consolidated Statements of Stockholders' Equity (Deficiency)



                                                                        Additional                                  Total
                                                 Number of      Common    Paid-in     Deferred                  Stockholders'
                                                   Shares       Stock     Capital   Compensation    Deficit       Deficiency
                                                ----------- ---------- ------------ ------------- ------------  -------------
BEGINNING BALANCE, June 30, 1999                     90,021 $        9 $  1,754,727 $      (9,407)$ (1,870,329) $    (125,000)

   Net loss                                               0          0            0             0            0              0
                                                ----------- ---------- ------------ ------------- ------------  -------------

BALANCE, June 30, 2000                               90,021          9    1,754,727        (9,407)  (1,870,329)      (125,000)

10/00-shares issued to settle accounts payable          939          1       93,879             0            0         93,880
11/00-shares issued in exchange for options           1,947          2      194,656             0            0        194,658
02/01-shares issued for services                 18,300,000      1,830      181,970             0            0        183,800
02/01-acquisition of PSM                         11,140,020      1,114   (1,943,376)        9,407    1,508,346       (424,509)
S-8 stock for services                            9,370,000        937       92,763             0            0         93,700
144 stock for services                              105,000         10        1,040             0            0          1,050
Stock for cash                                    1,214,285        121      250,379             0            0        250,500
05/01-asset acquisition                          12,859,980      1,285            0             0            0          1,285
06/01-cancellation of shares                    (15,692,910)    (1,570)       1,570             0            0              0

   Net loss                                               0          0            0             0     (454,522)      (454,522)
                                                ----------- ---------- ------------ ------------- ------------  -------------

BALANCE, June 30, 2001                           37,389,282      3,739      627,608             0     (816,505)      (185,158)

07/01-shares issued for services                    125,000         12       12,488             0            0         12,500
08/01-shares issued for services                    450,000         45       44,955             0            0         45,000
09/01-shares issued for services                    150,000         15       14,985             0            0         15,000
09/01-shares issued for cash                        210,526         21       39,979             0            0         40,000
09/01-shares issued for fixed assets                800,000         80        7,920             0            0          8,000
10/01-shares issued for services                    450,000         45       61,455             0            0         61,500
12/01-shares issued for services                  2,270,000        227      249,473             0            0        249,700
12/01-shares issued for debt conversion           3,553,910        355      355,036             0            0        355,391
12/02-shares issued for services                    380,000         38       16,662             0            0         16,700

   Net loss                                               0          0            0             0     (694,874)      (694,874)
                                                ----------- ---------- ------------ ------------- ------------  -------------

ENDING BALANCE, March 31, 2002
(unaudited)                                      45,778,718 $    4,577 $  1,430,561 $           0 $ (1,511,379) $     (76,241)
                                                =========== ========== ============ ============= ============  =============











     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                      Consolidated Statements of Cash Flows
                           Nine Months Ended March 31,
                                   (Unaudited)



                                                                     2002                 2001
                                                               ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $       (694,874)    $       (37,687)
Adjustments to reconcile net loss to net cash
used for development activities:
   Depreciation                                                           3,272                   0
   Stock issued for services                                            400,400                   0
   Stock issued for interest expense                                     37,413                   0

Change in operating assets and liabilities:
   (Decrease) in accounts receivable                                      4,097                   0
   (Decrease) in inventory                                               19,101                   0
   Increase in accounts payable                                          54,988              39,748
   Increase in accrued compensation                                      33,550                   0
                                                               ----------------     ---------------

Net cash used by operating activities                                  (142,053)              2,061
                                                               ----------------     ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                                          (50,620)               (625)
                                                               ----------------     ---------------

Net cash used by investing activities                                   (50,620)               (625)
                                                               ----------------     ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds of note payable - related parties                           163,366                   0
   Proceeds of common stock                                              40,000                   0
                                                               ----------------     ---------------

Net cash provided by financing activities                               203,366                   0
                                                               ----------------     ---------------

Net increase (decrease) in cash                                          10,693               1,436

CASH, beginning of period                                                 4,802                 511
                                                               ----------------     ---------------

CASH, end of period                                            $         15,495     $         1,947
                                                               ================     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Non-Cash Financing Activities:
    Fixed assets acquired for common stock                     $          8,000     $             0
                                                               ================     ===============
    Common stock issued for debt conversion                    $        355,391     $             0
                                                               ================     ===============











     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements
                  (Information with respect to the nine months
                   ended March 31, 2002 and 2001 is unaudited)



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

     Principles of consolidation

     The consolidated financial statements include the accounts of Bio-Solutions International, Inc. and its wholly- owned subsidiaries, Paradigm Sales and Marketing Corporation. All intercompany transactions have been eliminated.

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

     Interim financial information

     The financial statements for the nine months ended March 31, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                   Notes to Consolidated Financial Statements


(2)  PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.


Furniture and equipment       $     92,064      $     33,444
Accumulated depreciation            (7,107)           (3,875)
                              ------------      ------------
                              $     84,957      $     29,569
                              ============      ============

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

     In December 2001, the Company issued 3,553,950 shares of restricted stock to convert $355,391 of Notes from related parties.

     In February 2002, the Company issued 9,000 shares of common stock for services.

     In February 2002, the Company issued 381,000 shares of restricted stock for services.

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

     The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years, as of March 31, 2002. A reconciliation of the Company's stock option activity, and related information for the year ended June 30, 2001 is as follows:

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                          Notes to Financial Statements


(5)  STOCK OPTIONS (Continued)

                                                         Year ended
                                                       June 30, 2001
                                         -----------------------------------------
                                            Number                    Weighted
                                              of                       average
                                           options                 exercise price
                                         -----------------   ---------------------
Outstanding at beginning of year                 1,189,500            $ 0.94
   Granted                                               -                 -
   Exercised                                             -                 -
   Expired/Forfeited                            (1,107,000)                -
                                         -----------------

Outstanding at end of period                        82,500            $ 0.88
                                         =================

     The following table summarizes information about the stock options at December 31, 2001:

                                     Exercise            Number                 Number
  Expiration Date                     Price            Outstanding           Exercisable
                                 --------------      ---------------       -----------------
September 2006                      $ 0.20                         -                       -
January 2003                        $ 0.20                     5,000                   5,000
September 2001                      $ 0.50                    12,500                  12,500
Various from May 2002
   through January 2003             $1.00                     65,000                  65,000
                                                     ---------------       -----------------
                                                              82,500                  82,500
                                                     ===============       =================

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

     On January 3, 2000, the Company's wholly-owned subsidiary entered into an employment agreement with a shareholder for a term of five (5) years. The Company pays or accrues compensation of $3,000 per month. As of December 31, 2001, approximately $43,000 has been accrued.

     The Company entered into an informal compensation agreement with a shareholder for consulting and marketing services to the Company. Services are being accrued at $5,500 per month. As of December 31, 2001, approximately $67,000 has been accrued.

     The Company has executed various promissory notes for funds advanced by related parties. These notes are interest bearing, primarily at 10% per annum, unsecured and payable upon demand.

(7)  LEASE COMMITMENTS

     The Company executed a lease agreement for its office facilities commencing May 15, 2001 and ending on May 31, 2002. The rent expense for 2001 was $3,400.

                        Bio-Solutions International, Inc.
                      (formerly Septima Enterprises, Inc.)
                          Notes to Financial Statements


(7)  LEASE COMMITMENTS (Continued)

     On April 29, 2002, the Company executed a lease agreement for an office and warehouse facility commencing May 1, 2002 for a term of five (5) years.

     Future minimum rentals are as follows:


                2002          $   6,000
                2003             36,000
                2004             36,000
                2005             36,000

     (8) SUBSEQUENT EVENTS

     In April 2002, the Board of Directors approved the acquisition of various assets of H30 Holding Corp. for 3,467,862 restricted shares of common stock. The common stock issued was held until all conditions were met under agreement dated January 21, 2002

Item 2.  Management's Discussion and Analysis of Operations

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

     On April 22, 2002, Enviro, the Company's wholly owned subsidiary, acquired H30's current beverage business that included the manufacturing, marketing and sales of the products known as "LunchPak" and "H30 Sport" in exchange for 3, 467,862 shares of the Company's restricted Common Stock. The Company is currently determining the value of this transaction. Under the terms of the agreement, Enviro received all rights, title and interest in LunchPak and H30 Sport.

Discussion and Analysis

     The discussion contained herein reflects the Results of Operations of the Company for the nine months ended March 31, 2002 and 2001. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward- looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

     The Company is a technology provider of biological solutions to industries that desire environmentally-friendly forms of waste remediation. The Company is the successor entity resulting from the asset purchase of Bio-Solutions International, Inc., a New Jersey corporation ("BSNJ") and an acquisition of Paradigm Sales & Marketing, Inc., a Florida corporation ("Paradigm"). BSNJ was a biotechnology company that owned intellectual properties for the construction and process of microbial products with remedies for certain environmental applications and production of value- added products. Paradigm was a sales and marketing company for environmental application products that is currently building a network of franchises to sell and service certain applications while recruiting and training qualified distributors and strategic partners for the more complicated markets. At the time of the acquisitions, Paradigm owned the exclusive marketing rights for all of BSNJ's environmental related products and it continues to market all of the Company's products.

     The Company currently operates as Bio-Solutions International, Inc. Unless the context indicates otherwise, references hereinafter to "the Company" include both BSNJ and Paradigm as a combined entity.

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

     Since acquiring Paradigm and the assets and liabilities of BSNJ, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

     The Company's principal place of business is 35 Power Lane, Hattiesburg, MS 39402, and its telephone number at that address is (601) 271-7309. The Company is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BSII"..

     Results of Operations -For the Nine Months Ending March 31, 20012and March 31, 2001

Financial Condition, Capital Resources and Liquidity

     For the nine (9) months ended March 31, 2002 and 2001, the Company recorded revenues in the amount of $26,500 and $0 respectively. The reason for the increase was the increase in product and service sales.

     For the nine (9) months ended March 31, 2002 and 2001, the Company had operating expenses of $746,424 and $37,737. This increase of $708,687 was due primarily to increased salaries, stock issued for services and other related expenses.

     For the nine (9) months ended March 31, 2002 and 2001, the Company had cost of products expenses of $52,280 and $375 respectively. This increase of product costs was directly related to increased product sales.

     For the nine (9) months ended March 31, 2002 and 2001, the Company had total expenses of $759,494 and $38,062. This increase in expenses was due primarily to increased operations since the asset purchase of BSNJ.

Net Losses

     For the nine (9) months ended March 31, 2002 and 2001, the Company reported a net loss of $694,874 and $37,687 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At March 31, 2002, the Company employed seven (7) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

Item 5. Other Information

           None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
---------------------------------------------------

10.17      *         Agreement with H30

--------

*    Filed herewith

     (b) Reports on Form 8-K were filed during the quarter ended March 31, 2002 as follows:

     There were no Form 8K filings made during this quarter.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Bio-Solutions International, Inc.
                                  (Registrant)

Date: May 20, 2002

By:

/s/ Louis H. Elwell, III                        /s/ Joe Ashley
--------------------------------------------    --------------------------------
Louis H. Elwell, III, Chairman of the Board,    Joe H. Ashley, Secretary,
President and Director                          Treasurer and Director

/s/ Dr. Krish Reddy                             /s/ R. Vance Hartke
--------------------------------------------    --------------------------------
Dr. Krish Reddy, Director                       Senator R. Vance Hartke,
                                                Director