Form 10KSB
period 2002-06-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2002-11-15
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 33-25126-D

                        Bio-Solutions International, Inc.
                  -------------------------------------------
               (Name of small business registrant in its charter)



         Nevada                                              85-0368333
------------------------                                    -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

1161 James Street
Hattiesburg, MS                                                  39402
-----------------------------------------                   -------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number: (601) 582-4000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                   Name of each exchange
         None                                         on which registered
----------------------                                -------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 par value
                             ---------------------
                                (Title of class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year. $171,000.

Of the 50,168,557 shares of voting stock of the registrant issued and outstanding as of September 9, 2002, 31,620,761 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of September 9, 2002 is $632,415.22.

PART I

Item 1. Description of Business

Business Development

Bio-Solutions International, Inc., a Nevada corporation (the "Company"), is a technology provider of biological solutions to industries that desire environmentally-friendly forms of waste remediation. The Company is the successor entity resulting from the asset purchase of Bio-Solutions International, Inc., a New Jersey corporation ("BSI") and an acquisition of Paradigm Sales & Marketing, Inc., a Florida corporation ("PSM"). On June 4, 2002, PSM changed its name to Bio-Solutions Franchise Corp. ("BSFC") to more clearly reflect its business aims and goals. BSI was a biotechnology company, which owned intellectual properties for the construction and process of microbial products with remedies for certain environmental applications and production of value-added products. BSFC was a sales and marketing company for environmental application products that is currently building a network of franchises to sell and service certain applications while recruiting and training qualified distributors and strategic partners for the more complicated markets. BSFC owned and continues to own the exclusive marketing rights for all of BSI's environmental related products.

The Company currently operates as Bio-Solutions International, Inc. Unless the context indicates otherwise, references hereinafter to "the Company" include both BSI and BSFC as a combined entity. The Company's principal place of business is 1161 James Street, Hattiesburg, MS 39402, and its telephone number at that address is (601) 582-4000.

The Company is presently trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol BSII.

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

In July 2001, the Company issued a total of 125,000 shares of its unrestricted common stock valued at $23,750 to two (2) persons for legal services rendered on behalf of the Company. For such issuance, the Company relied upon the effectiveness of its Registration Statement on Form S-8.

In August 2001, the Company issued a total of 450,000 shares of its unrestricted common stock valued at $135,000 to two (2) persons for consulting services rendered on behalf of the Company. For such issuance, the Company relied upon the effectiveness of its Registration Statement on Form S-8.

In September 2001 and in January 2002, the Company issued a total of 1,000,000 shares of its restricted common stock valued at

$55,000 and 250,000 shares of its unrestricted common stock valued at $27,500 to its Directors for Director fees. For the issuance of the restricted shares, the Company relied upon the 506 Exemption. For the issuance of the unrestricted shares, the Company relied upon the effectiveness of its Registration Statement on Form S-8.

In September 2001, February 2002 and July 2002, the Company issued 75,000, 100,000 and 300,000 shares of its unrestricted common stock valued at $17,250, $9,000 and $14,547.67 to the Company's transfer agent for services rendered on behalf of the Company pursuant to a Registration Statement on Form S-8.

In September 2001, the Company sold a total of 210,516 shares of its restricted common stock to Frank Montague and Doug Montague (the "Montagues") for $40,000. The Company has agreed to redeem such shares at any time, in the Company's sole discretion, for a total of $52,000. The Company also agreed to retain the legal services of the Montagues for one year at a cost of $96,000, to be paid monthly in shares of the Company's unrestricted common stock. 300,000 shares have been issued to date valued at $21,000.

In October 2001, the Company sold 300,000 shares of its restricted common stock to one person for $20,000. For such offering, the Company relied upon the 506 Exemption.

In January 2002, the Company issued a total of 3,553,910 shares of its restricted common stock to two entities for a total debt conversion of $327,637 principal and $27,754 interest. For such issuances, the Company relied upon the 506 Exemption.

In January 2002, the Company issued 800,000 shares of its restricted common stock valued at $8,000 to one person for the purchase of a mobile laboratory. For such issuance, the Company relied upon the 506 Exemption.

In January 2002, the Company issued a total of 270,000 shares of its restricted common stock valued at $14,850 to four persons in reliance on the 506 Exemption.

Also in January 2002, the Company issued a total of 950,000 shares of its unrestricted common stock valued at $104,500, of which 250,000 shares were issued to Vance Hartke, a current Director of the Company, to two persons pursuant to a Registration Statement filed on Form S-8 for consulting services rendered to the Company.

In January 2002, the Company issued a total of 150,000 shares of its unrestricted common stock valued at $22,500 to one person for legal services rendered to the Company pursuant to a Registration Statement filed by the Company on Form S-8.

In January 2002, the Company acquired a beverage business from H3O Holding Corp. ("H3O") which included the manufacturing, marketing and sales of the products known as "LunchPak" and "H30 Sport" in exchange for 3,467,862 shares of the Company's restricted common stock valued at $36,412.55. For such issuance, the Company relied upon the 506 Exemption. The Company has since decided to defer its development, marketing and sales of these products in favor of further development of its greasetrap and waste treatment facility products and services. Accordingly, the Company has elected to write off $36,412.55, in connection with the deferral or abandonment of this segment of its business.

In February 2002, the Company issued a total of 280,000 shares of its restricted common stock valued at $7,700 to twenty-two persons for services rendered to the Company. For such issuances, the Company relied upon the 506 Exemption.

In April 2002, the Company issued 400,000 shares of its restricted common stock valued at $10,000 to one person in connection with financing services rendered to the Company. For such issuance, the Company relied upon the 506 Exemption.

In April 2002, the Company entered into a lease for the premises located at 1161 James Street, Hattiesburg, Forest County, Mississippi consisting of approximately 12,000 square feet of usable space. The Company uses the space both as its corporate headquarters and to manufacture and distribute its products. The term of the lease is for a period of five years. The Company pays rent in the amount of $3,000 per month. See Part I, Item 2. "Description of Property."

In May 2002, the Company issued 7,500 shares of its restricted common stock valued at $161.25 to one person to settle a dispute. For such issuance, the Company relied upon the 506 Exemption.

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

As soon as the microbes are activated by contact with any moisture, they go to work, break down targeted complex substances and convert them into simple, harmless and elemental substances.

When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors associated with (for example) sulfides, ammonia, nitrates and others are reduced or eliminated and simpler elemental substances flow out in the effluents. These effluents will have acceptable levels of BOD (Biological Oxygen Demand), TSS (Total Suspended Solids), FOG (Fats, Oil and Grease), etc., which thus become harmless.

The Company's primary products are the following:

------------------------------------------------------------------------------------------------------------
PRODUCT                                 PURPOSE
------------------------------------------------------------------------------------------------------------
BP - 310                                Treatment of Grease Traps/Lift Stations, primarily enzymes
BP - 710                                Treatment of Grease Traps/Lift Stations, primarily bacteria
BP - 910                                Treatment of Portable Toilets
BP - 101                                Specific for Higher Carbohydrate Complex
BP - 102                                Specific for Higher Fats/Oils
Buffer                                  Balancing pH
Bio - Care H2S                          Specific for Hydrogen Sulfide Reduction
Bio - Care G                            Liquefies Hard Grease/Fat
Bio - Care Wheels                       Cleans the Grease and Dirt off the wheels of trolleys in Restaurants
Bio - Care H & S (Hood & Stack)         Degreases the Hoods and Stacks in Restaurants
Bio - Catalyst                          Enhances the Activity of BP 310 & BP 710
Bio - Care Lift Station                 For Odor Control
Bio - Deplugger (for Drain Lines)       For blocked Drain Lines
Bio - Care F (Floor Soap)               Cleans the Grease and Dirt off Hard Surfaces
ECT - 2000                              Waste Water Disinfectant

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

The products and services still in the research and development phase include the following:

-------------------------------------------------------------------------------------------------------------------
Products under R & D                    Purpose
-------------------------------------------------------------------------------------------------------------------

Acquaculture  Products for Cat Fish To Produce disease free & better quality cat fish more  economically  Acquaculture  Products  for To Produce  disease  free &
better quality shrimp more economically
         Shrimp Production
Bio - Peel Gum                          Peels off chewing gum from the surface of concrete & similar areas
Bio - Care Algae                        To control algae in Ponds, Lakes, Golf Courses, etc.
Bio - Care Hydrocarbons                 To treat contamination associated with petroleum & oil spills

MANUFACTURING

The Company is manufacturing several biological products incorporating a combination of microbes and enzymes. These microbes have been specifically selected, adapted, dried and mixed in the Company's laboratory located at 1161 James Street. The combinations have been designed to digest animal and plant tissues, proteins and cellulose. The formulations of the products have been developed to digest the waste products effectively and in an environmentally safe and responsible manner. This is based on several years of research and development work.

The Company's products break down complex waste products into simple, harmless and elemental substances. Depending upon the nature and concentration of the pollutants and other variables encountered, such as pH, time and temperature, appropriate additives are introduced to successfully complete the bio-augmentation process.

When the complex substances and compounds are digested and broken down into simpler elements, the noxious odors associated with, for example sulfides, ammonia, nitrites and others are significantly reduced or eliminated and simpler elemental substances flow out in the effluents. Furthermore, the end product obtained by using the Company's products on dairy and hog lagoons proved to be a valuable soil fertilizer.

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

BCC notes that the biotechnology waste management market is led by the hazardous waste sector, which has benefited from recent technological advances that have made it possible to biodegrade or otherwise treat a variety of hazardous wastes. This market was valued at $940 million in 1998 and is expected to increase to $1.05 billion in 2001, an AAGR of six percent (6%).

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

FRANCHISE & SALES PROGRAM

BSFC was established in 1998 to market and sell environmental products and services. BSFCs home office is located in Hattiesburg, Mississippi. BSFC's new President and CEO, N. Wayne Wade, resides in Hattiesburg. In 1998, BSFC signed an agreement with BSI to market and sell all of BSI's products on an exclusive basis. The products manufactured by BSI proved superior to other products on the market for targeting specific applications. BSI's ability to customize products for specific applications proved invaluable to BSFC's hands-on service approach to the market.

The franchise program is designed to be a comprehensive service (using Bio-Plumber products) for the treatment and prevention of:

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

B. Municipal Waste Treatment Plants and Sewage Lift Stations: As real estate development and the industrial expansion continue at a rapid rate, the once remote locations of the municipal collection systems are now becoming surrounded with subdivisions, shopping centers and small businesses. The outcry to eliminate and control the pungent odors associated with these treatment plants is being exercised through lawsuits and community action groups at an alarming rate. The citizens are struggling with the foul odors and municipalities are struggling with the high and increasing cost of maintaining the lift stations and treatment plants because of the amount of grease released into the sewage conduits.

The Bio-Plumber bacteria has proven to be a very cost effective method of controlling odors and eliminating sewage waste associated with the treatment plants and maintaining the lift stations. This affords the franchisee an opportunity to work with the municipalities to address these problems and create a favorable environment to promote the use of these products for the restaurants, schools, nursing homes and other cooking establishments.

The franchisee earns his income through the sale of products and the sale of his services that include the use of the Bio-Plumber products. The franchisee buys his products directly from the Company. A franchisee will pay $25,000 (increased from $20,500) for a particular territory with a population of approximately 200,000 people. This fee is expected to be increased in the near future.

The Company determined in June 2002 to focus on treatment of grease traps and municipal waste collection facilities. To improve its sales and revenues other sales efforts in areas such as industrial, aquaculture, and agriculture are being abandoned at this time in favor of sales efforts for grease traps and municipal waste collection systems.

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

Employees and Consultants

At June 30, 2002, the Company employed seven (7) persons, six (6) of whom are full-time and one (1) of whom are part-time. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

Item 2. Description of Property

The Company maintains its executive offices at 1161 James Street, Hattiesburg, MS 39402. Its telephone number is (601) 582-4000 and its facsimile number is
(601) 582-4100.

In September 2001, the Company purchased a mobile laboratory in exchange for 800,000 shares of its restricted common stock. See Part III, Item 12. "Certain Relationships and Related Transactions".

In April 2002, the Company entered into a lease for the premises located at 1161 James Street, Hattiesburg, Forest County, Mississippi consisting of approximately 12,000 square feet of usable space. The Company uses the space both as its corporate headquarters and to manufacture and distribute its products. The term of the lease is for a period of five years. The Company pays rent in the amount of $3,000 per month.

The Company owns no real property and its personal property consists of furniture, fixtures and equipment with a book value of $34,000 on June 30, 2001.

Item 3. Legal Proceedings

No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Common Equity and Related Stockholder Matters.

Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol BSII.

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

As of September 9, 2002, there were approximately 193 holders of record of the Company's common stock.

As of September 9, 2002, the Company had 50,168,557 shares of its common stock issued and outstanding, 37,481,243 of which were restricted Rule 144 shares and 12,687,314 of which were free- trading. Of the Rule 144 shares, 17,547,796 have been held by affiliates of the Company for more than one (1) year.

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

In February 2001, the Company acquired one hundred percent (100%) of the issued and outstanding common stock of BSFC in exchange for 11,140,020 shares of the Company's restricted common stock, such that BSFC became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders.

In June 2001, the Company filed a Current Report on Form 8-K disclosing that the Company had purchased all of the assets and liabilities of BSI in exchange for 12,859,980 shares of the Company's restricted common stock in May 2001.

Since acquiring BSFC and the assets and liabilities of BSI, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

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

In February 2001, the Company acquired one hundred percent (100%) of the issued and outstanding common stock of BSFC in exchange for 11,140,020 shares of the Company's restricted common stock, such that BSFC became a wholly-owned subsidiary of the Company. Prior thereto, the Company's Board of Directors was expanded by consent of the existing Directors and Louis H. Elwell, III, June Nichols Sweeney, Senator R. Vance Hartke, Dr. Krish Reddy and Joe Ashley were appointed to fill the vacancies until the next meeting of the shareholders.

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

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Deficiency..........................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Bio-Solutions International, Inc.
Hattiesburg, Mississippi

We have audited the accompanying consolidated balance sheets of Bio-Solutions International, Inc. as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Baum & Company, P.A.

Coral Springs, Florida
October 15, 2002

                        Bio-Solutions International, Inc.
                           Consolidated Balance Sheets
                             June 30, 2002 and 2001


                                                                                   2002                2001
                                                                            ------------------- -------------------
                                   ASSETS
CURRENT ASSETS
   Cash                                                                     $            20,334 $             4,802
   Accounts receivable - trade                                                           34,073              24,940
   Inventory                                                                             94,348             139,072
                                                                            ------------------- -------------------

          Total current assets                                                          148,755             168,814
                                                                            ------------------- -------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $12,134 and $3,875 in 2002
       and 2001, respectively)                                                          264,996              29,569
                                                                            ------------------- -------------------

          Total property and equipment                                                  264,996              29,569
                                                                            ------------------- -------------------

OTHER ASSETS
   Security deposits                                                                      2,500               2,500
   Investments                                                                                0                 560
   Product formulation                                                                   50,000              50,000
   Goodwill                                                                                   0               1,286
                                                                            ------------------- -------------------

          Total other assets                                                             52,500              54,346
                                                                            ------------------- -------------------

Total Assets                                                                $           466,251 $           252,729
                                                                            =================== ===================

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                                         $           210,511 $            38,637
   Accrued compensation - related parties                                               172,250              81,200
   Prepaid franchise sale income                                                         35,000                   0
   Notes and loan payable                                                               336,812             318,050
                                                                            ------------------- -------------------

          Total current liabilities                                                     754,573             437,887
                                                                            ------------------- -------------------

Total Liabilities                                                                       754,573             437,887
                                                                            ------------------- -------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 1,000,000 shares;
     none issued and outstanding                                                              0                   0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      50,168,554 and 37,389,282 issued and outstanding shares; respectively               5,017               3,739
   Additional paid-in capital                                                         1,576,516             627,608
   Accumulated deficit                                                               (1,869,855)           (816,505)
                                                                            ------------------- -------------------

          Total stockholders' deficit                                                  (288,322)           (185,158)
                                                                            ------------------- -------------------

Total Liabilities and Stockholders' Deficit                                 $           466,251 $           252,729
                                                                            =================== ===================







     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Operations
                       Years Ended June 30, 2002 and 2001


                                                                           2002                      2001
                                                                   ---------------------    ----------------------
REVENUES
   Sales of franchises                                             $              82,600    $               82,000
   Product and service sales                                                      88,423                    15,669
                                                                   ---------------------    ----------------------

          Total revenues                                                         171,023                    97,669
                                                                   ---------------------    ----------------------

EXPENSES
   Cost of products                                                               62,919                     4,242
   Operating expenses                                                          1,013,469                   533,078
                                                                   ---------------------    ----------------------

          Total expenses                                                       1,076,388                   537,320
                                                                   ---------------------    ----------------------

Net income (loss) before other income (expense)
and provision for income taxes                                                  (905,365)                 (439,651)
                                                                   ---------------------    ----------------------

OTHER INCOME (EXPENSE):
   Writeoff of other assets                                                       (1,846)                        0
   Writeoff of business acquisition                                             (104,036)                        0
   Interest expense                                                              (42,103)                  (14,871)
                                                                   ---------------------    ----------------------

          Total other income (expense)                                          (147,985)                  (14,871)
                                                                   ---------------------    ----------------------

Net income (loss) before provision for income taxes                           (1,053,350)                 (454,522)
                                                                   ---------------------    ----------------------

Provision for income taxes                                                             0                         0
                                                                   ---------------------    ----------------------

Net income (loss)                                                  $          (1,053,350)   $             (454,522)
                                                                   =====================    ======================

Net income (loss) per weighted average share, basic                $               (0.02)   $                (0.01)
                                                                   =====================    ======================

Weighted average number of shares                                             44,698,131                33,646,728
                                                                   =====================    ======================








     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                Consolidated Statements of Stockholders' Deficit





                                                                        Additional                                   Total
                                               Number of      Common      Paid-in       Deferred                   Stockholders'
                                                 Shares       Stock       Capital     Compensation      Deficit     Deficiency
                                             -------------- ---------- ------------- -------------- ------------- -------------
BEGINNING BALANCE, June 30, 2000                     90,021          9     1,754,727         (9,407)   (1,870,329)     (125,000)

10/00-shares issued to settle accounts                  939          1        93,879              0             0        93,880
payable
11/00-shares issued in exchange for options           1,947          2       194,656              0             0       194,658
02/01-shares issued for services                 18,300,000      1,830       181,970              0             0       183,800
02/01-acquisition of PSM                         11,140,020      1,114    (1,943,376)         9,407     1,508,346      (424,509)
S-8 stock for services                            9,370,000        937        92,763              0             0        93,700
144 stock for services                              105,000         10         1,040              0             0         1,050
Shares issued for cash                            1,214,285        121       250,379              0             0       250,500
05/01-asset acquisition                          12,859,980      1,285             0              0             0         1,285
06/01-cancellation of shares                    (15,692,910)    (1,570)        1,570              0             0             0

   Net loss                                               0          0             0              0      (454,522)     (454,522)
                                             -------------- ---------- ------------- -------------- ------------- -------------

BALANCE, June 30, 2001                           37,389,282      3,739       627,608              0      (816,505)     (185,158)

Shares issued for cash                              300,000         30        19,970              0             0        20,000
Shares issued for services                        4,657,500        466       462,293              0             0       462,759
Shares issued for equipment                         800,000         80         7,920              0             0         8,000
Shares issued for debt                            3,553,910        355       355,036              0             0       355,391
Shares issued for business acquisition            3,467,862        347       103,689              0             0       104,036

   Net loss                                               0          0             0              0    (1,053,350)   (1,053,350)
                                             -------------- ---------- ------------- -------------- ------------- -------------

ENDING BALANCE, June 30, 2002                    50,168,554 $    5,017 $   1,576,516 $            0 $  (1,869,855)$    (288,322)
                                             ============== ========== ============= ============== ============= =============















     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2002 and 2001


                                                                                         2002                  2001
                                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $       (1,053,350)   $         (454,522)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                              8,259                 3,873
     Stock issued for services                                                               462,759                94,750
     Stock issued for interest expense                                                        27,754                     0
     Stock issued for business acquisition                                                   104,036                     0

Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                        (9,133)              (24,940)
     (Increase) decrease in inventory                                                         44,724               (17,239)
     (Increase) in security deposits                                                               0                (2,500)
     Increase in accounts payable                                                            171,874                38,637
     Increase in accrued compensation - related parties                                       91,050                81,200
     Prepaid franchise sale income                                                            35,000                     0
                                                                                  ------------------    ------------------

Net cash used for operating activities                                                      (117,027)             (280,741)
                                                                                  ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Writeoff of goodwill                                                                      1,286                     0
     Investments                                                                                 560                  (560)
     Acquisition of fixed assets                                                            (235,686)              (33,442)
                                                                                  ------------------    ------------------

Net cash used by investing activities                                                       (233,840)              (34,002)
                                                                                  ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition                                                                  0                 4,748
     Proceeds of note and loan payable                                                       346,399                64,297
     Proceeds of common stock                                                                 20,000               250,500
                                                                                  ------------------    ------------------

Net cash provided by financing activities                                                    366,399               319,545
                                                                                  ------------------    ------------------

Net increase in cash                                                                          15,532                 4,802

CASH, beginning of period                                                                      4,802                     0
                                                                                  ------------------    ------------------

CASH, end of period                                                               $           20,334    $            4,802
                                                                                  ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
  Notes payable acquired in acquisition                                           $                0    $          253,753
                                                                                  ==================    ==================
  Inventory acquired in acquisition                                               $                0    $          121,833
                                                                                  ==================    ==================
  Stock issued to acquire equipment                                               $            8,000    $                0
                                                                                  ==================    ==================
  Stock issued to retire debt                                                     $          327,637    $                0
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

     Principles of consolidation

     The consolidated financial statements include the accounts of Bio-Solutions International, Inc. and its wholly- owned subsidiaries, Biosolutions Franchise Corporation. All intercompany transactions have been eliminated.

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


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

     On January 21, 2002, the Company and H3O Holding Corp., (a Delaware corporation), entered into an asset purchase agreement. Pursuant to this agreement, the Company issued 3,467,862 shares of restricted stock, in February 2002, for the assets of "H3O", a water beverage business. The assets acquired consists of the following: inventory of finished goods, registered and unregistered trademarks, trade names, customer list and the formulations and recipes to produce the water products. The common stock of "Biosolutions" was held in escrow until June 2002, at which time all provisions of the agreement were satisfied.

     Revenue Recognition

     The Company's revenue is derived primarily from the sale of its products to its franchised distributors upon shipment of product. Additionally, the Company receives income from the sale of its franchises for exclusive rights for specific geographical territories. This income is recognized upon receipt for the initial down- payment. The balance of the unpaid franchise fee is realized upon collection, which occurs when product is purchased by franchisor.

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

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Accounts receivable

     Represents amounts due from franchisers of its products. Substantially all amounts are expected to be collected within one year. The Company has set up an allowance of $4,000 for bad debts.

(2)  PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.

                                               2002             2001
                                          --------------    -------------
Machinery and equipment                   $      110,919    $           0
Office furniture and equipment                    35,312           33,444
Leasehold improvements                           130,899                0
                                          --------------    -------------
                                                 277,130           33,444
Less: Accumulated depreciation                    12,134            3,875
                                          --------------    -------------
                                          $      264,996    $      29,569
                                          ==============    =============

     The depreciation expense for the years ended 2002 and 2001 was $8,259 and $3,875, respectively.

(3)  INCOME TAXES

     In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of June 30, 2002, the Company has incurred cumulative net operating losses of approximately $1,800,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to fifteen years.

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

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(4)  CAPITAL TRANSACTIONS (Continued)

     On February 16, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement registered 12,000,000 post-reverse split shares of the Company's common stock, reserved for the Company's Year 2001 Employee/Consultant Stock Compensation Plan for the Company's current employees, directors, consultants and advisors. Through June 30, 2002, a total of 12,000,000 shares under this Registration Statement have been issued.

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

     For the period July through September 2001, the Company issued 650,000 shares of S-8 common stock for services.

     In September 2001, the Company received $40,000 for 210,526 restricted shares of common stock.

     In September 2001, the Company issued 800,000 restricted shares of common stock for a mobile laboratory.

     In October 2001, the Company issued 450,000 shares of S-8 common stock for services.

     In December 2001, the Company issued 300,000 shares of restricted common stock for $20,000 in cash.

     In December 2001, the Company issued 1,200,000 shares of S-8 common stock for services.

     In December 2001, the Company issued 1,270,000 shares of restricted common stock for services.

     In December 2001, the Company issued 3,554,560 shares of restricted common stock to convert $355,391 of Notes Payable and accrued interest from related parties.

     In January 2002, the Company issued 100,000 shares of S-8 common stock for services.

     In February 2002, the Company issued 252,500 shares of restricted common stock for services.

     In April 2002, the Company issued 400,000 shares of restricted common stock for services.

     In May 2002, the Company issued 7,500 shares of restricted common stock for services.

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(4)  CAPITAL TRANSACTIONS (Continued)

     In June 2002, the Company issued 300,000 shares of S-8 common stock for services.

     In June 2002, the Company released from escrow 3,467,862 shares of previously issued common stock for the acquisition of assets.

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

     The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years, as of June 30, 2002. A reconciliation of the Company's stock option activity, and related information for the year ended June 30, 2002 is as follows:

                                                 Year ended
                                               June 30, 2002
                                      -----------------------------------
                                       Number              Weighted
                                          of               average
                                       options          exercise price
                                      ------------   --------------------

Outstanding at beginning of year            82,500            $ 0.88
   Granted                                       0                  -
   Exercised                                     0                  -
   Expired/Forfeited                       (12,500)                 -
                                      ------------   --------------------

Outstanding at end of period                70,000            $ 0.88
                                      ============   ====================


         The following table summarizes information about the stock options at June 30, 2002:


                                Exercise      Number          Number
Expiration Date                  Price     Outstanding      Exercisable
---------------
                               ----------  --------------   ---------------

     September 2006               $ 0.20                -                 -
     January 2003                 $ 0.20            5,000             5,000
     Various from May 2002
        through January 2003      $1.00            65,000            65,000
                                           --------------   ---------------
                                                   70,000            70,000
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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(6)  RELATED PARTIES (Continued)

     On January 3, 2000, the Company's wholly-owned subsidiary entered into an employment agreement with a shareholder for a term of five (5) years. The Company pays or accrues compensation of $5,500 per month. As of June 30, 2002 approximately $83,500 has been accrued.

     The Company entered into an informal compensation agreement with a shareholder for consulting and marketing services to the Company. Services are being accrued at $5,500 per month. As of June 30, 2002, approximately $78,750 has been accrued.

(7)  LEASE COMMITMENTS

     The Company executed a lease agreement for its office facilities commencing May 15, 2001 and ending on May 31, 2002. The rent expense for 2002 and 2001 was $6,000 and $3,400, respectively.

     On April 29, 2002, the Company executed a lease agreement for an office and warehouse facility commencing May 1, 2002 for a term of five (5) years.

     Future minimum rentals are as follows:


     2003                 $         36,000
     2004                           36,000
     2005                           36,000

     The rent expense for 2002 and 2001 was $30,320 and $10,300, respectively.

(8)  NOTES AND LOANS PAYABLE

Unsecured promissory note, bearing interest at
10% per annum, convertible into restricted
shares of common stock at $.10 per share.                   $     296,812


Unsecured loan, non-interest bearing and
convertible into 2,000,000 restricted shares of
common stock.                                                      40,000
                                                            -------------
                                                            $     336,812
                                                            =============

(9)  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $1,053,350 accumulated through June 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.



Name                      Age         Position(s) with Company
---------------           -----    -----------------------------------------
Louis H. Elwell, III      41       President, CEO and Director
Joe Ashley                66       Vice President, Secretary, Treasurer and
                                   Director
Dr. Krish Reddy           70       Director
June Nichols Sweeney      66       Director
Senator Vance Hartke      83       Director


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

Business Experience

LOUIS H. ELWELL, III, President & CEO, Director

Mr. Louis Elwell is the President & CEO and a member of the board of directors of the Company. From December 1997 to January 2002, Mr. Elwell was the President of Madison Morgan Group, Ltd., a small business consulting firm. From May of 1991 to November 1997, Mr. Elwell was a self employed business consultant. From 1986 to April 1991, Mr. Elwell was the President of Powerex Corporation, an energy management system company. In addition, for two (2) years, Mr. Elwell taught "New Venture Initiation", a required class for Entrepreneurial Management Majors at the Entrepreneurial Center, Wharton School, University of Pennsylvania.

Mr. Elwell presently serves on the Board of Directors of Paradigm Sales & Marketing, Inc. n/k/a Bio-Solutions Franchise Corp., from inception to present, and previously served as a Director and Secretary of QRS Music Technologies, Inc., 1/90 to 7/96, (OTCBB: QRSM).

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

JOE ASHLEY, Vice President, Secretary, Treasurer, Director

Mr. Joe Ashley is Vice President, Secretary, Treasurer and a member of the board of directors of the Company. He has been President of BSFC since 1998. From 1995 to 1998, he was employed by Capital Financial Consultants as Vice President and Director of Marketing. From 1987 to 1995, he owned and operated Ashley's Sporting Goods in Hattiesburg, Jackson, and Biloxi, Mississippi. His experience in the sporting world has developed leadership skills that are valuable in the business world.

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

JUNE NICHOLS SWEENEY, Director

Ms. June Nichols Sweeny brings extensive experience in both government and private enterprise. Ms. Nichols currently sits on the board of American Enterprise.com Corp. and has sat on the boards of Georgia Certified Development Corp. and TransMillenial Resource Corp. From 1980-1992, Ms. Sweeney held positions with the US Small Business Administration (SBA), rising from Special Assistant to the Regional Administrator, to Regional Administrator for Region IV, and finally serving as the Deputy Administrator during the first Bush Administration. Ms. Sweeney's public service includes serving as Advisory Committee Member to the Export-Import Bank (1996), Advisory Council Member to the National Council of Women Advisors to Congress (1995-1997) and Civic Leader Representative to the United States Strategic Command (1995). Her awards include the "Power of One" Award presented by Senator Paul Coverdale (1998), Presidential Commendation and the Presidential Quality and Management Improvement Award from President George H.W. Bush, and the Small Business Administrations Administrator's Award, Performance Awards (10 years) and Achievement Award.

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

The Senator is actively engaged in the Hartke Group, a worldwide consulting organization which assists nations, businesses and individuals define their needs and then accomplish their objectives. The Hartke Group's international relationships have been built over a period of more than thirty (30) years and include relationships with numerous agencies of the United Nations, the World Bank, U.S. Aid, the Overseas Private Investment Corporation, the Export-Import Bank, the InterAmerican Development Bank, the United States Trade and Development Agency and agencies of the United States Administration, the U.S. Senate and the U.S. House of Representatives.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation


                                       Annual     Annual     Annual
                                       Comp       Comp       Comp      LT Comp     LT Comp  LTIP
Name and Post               Year       Salary     Bonus ($)  Other     Rest Stock  Options  Payouts   All Other
Louis H. Elwell, III,       2002       60,000                          13,750
President, CEO and          2001       36,000
Director                    2000       0

Joe Ashley, V.P.,           2002       30,000                          13,750
Secretary, Treasurer &      2001       48,000
Director                    2000       0

Krish Reddy, Director       2002       61,200                          13,750
                            2001       0

June Nichols Sweeney        2002       0                               13,750
Director                    2001       0

Senator Vance Hartke        2002       0                                                               55,000
Director                    2001       0

$60,000 of the $60,000 of the annual compensation salary for Louis H. Elwell, III was accrued rather than paid.

$10,000 of the $30,000 of the annual compensation salary for Joe Ashley was accrued rather than paid.

$20,400 of the $61,200 of the annual compensation salary for Krish Reddy was accrued rather than paid.

Senator Vance Hartke received 500,000 shares of the Company's common stock valued at $55,000 issued pursuant to a Registration Statement filed on Form S-8.

Employee Contracts and Agreements

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors. In 2001, one company awarded each director a total of 250,000 shares of common stock.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 30, 2002, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of                 Title of      Amount and Nature of      Percent of
Beneficial Owner                    Class          Beneficial Owner           Class
-----------------------------------------------------------------------------------------
Louis H. Elwell, III                Common          3,908,632                 7.8%

Joe Ashley                          Common          1,911,435                 3.8%

Dr. Krish Reddy                     Common          2,616,376                 5.2%

June Nichols Sweeney                Common            250,000                 0.5%

Senator Vance Hartke                Common                  0                   0%

All Executive Officers and
Directors as a Group                Common          8,686,443                17.3%
(Five (5) persons)

Bio-Solutions International, Inc.   Common         12,859,980                25.6%
-------------------

There are no arrangements which may result in the change of control of the Company.

On May 1, 2001, Bio-Solutions International, Inc., a New Jersey corporation ("BSII-NJ") acquired 12,859,980 shares of the Company, for which a Current Report on Form 8-K was filed on June 6, 2001. Mr. Elwell owns: (i) approximately 4.1% of BSII-NJ personally; (ii) is a former officer and director and a 30.0% owner of Aquaculture International, Ltd., which owns 3.9% of BSII-NJ; (iii) is the sole officer, director and shareholder of Kazwell, LLC, which owns 0.7% of BSII-NJ; and (iv) is a former officer and director and a 31.0% owner of Madison Morgan Group, Ltd., which owns 1.5% of BSII-NJ. Mr. Elwell may therefore be determined to control some or all of the shares owned by these entities and they have all been included in determining the amount owned by Mr. Elwell in the chart above.

On January 21, 2002, H3O Holding Corp. acquired 3,467,862 shares of the common stock of the Company. Mr. Elwell is a former officer and director of H3O Holding Corp. and currently owns approximately 6.0% of that company's outstanding stock. Mr. Elwell may therefore be determined to control some or all of the shares of the Company owned by H30 Holding Corp. These shares have not been included in the chart above as being owned by Mr. Elwell, as Mr. Elwell does not consider himself to be an affiliate of H3O nor to have control over the shares owned by them.

Both the number of shares owned by Joe Ashley and Krish Reddy in the chart above include their pro-rata ownership of BSII-NJ, even though those shares have not been distributed.

Item 12. Certain Relationships and Related Transactions

[cut & paste]

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1. Index to Exhibits

10.1    *       Lease between the Company and Innovative Industries, LLC
                for the premises located at 1161 James Street,
                Hattiesburg, Forest County, Mississippi.

99.1    *       Sarbanes Oxley Certification by Chief Executive Officer (or equivalent).

99.2    *       Sarbanes Oxley Certification by Chief Financial Officer (or equivalent).



*    Attached hereto.

                                   SIGNATURES



In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Bio-Solutions International, Inc.
                        ---------------------------------
                                  (Registrant)




Date: October 15, 2002    By: /s/ Louis H. Elwell, III
                          ------------------------------------------
                          Louis H. Elwell, III, President, CEO and Director

                          By: /s/ Joe Ashley
                          ------------------------------------------
                          Joe Ashley, Vice-President, Secretary, Treasurer and Director

                          By: /s/ Krish Reddy
                          ------------------------------------------
                          Krish Reddy, Director

                          By: /s/ June Nichols Sweeney
                          ------------------------------------------
                          June Nichols Sweeney, Director

                          By: /s/ Senator Vance Hartke
                          ------------------------------------------
                          Senator Vance Hartke, Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.




Signature                           Title                              Date

/s/ Louis H. Elwell, III                                        October 15, 2002
-----------------------------
Louis H. Elwell, III               President, CEO and Director

/s/ Joe Ashley                                                  October 15, 2002
-----------------------------
Joe Ashley                         Vice President, Secretary,
                                   Treasurer and Director

/s/ Krish Reddy                                                 October 15, 2002
-----------------------------
Krish Reddy                        Director

/s/ June Nichols Sweeney                                        October 15, 2002
-----------------------------
June Nichols Sweeney               Director

/s/ Senator Vance Hartke                                        October 15, 2002
-----------------------------
Senator Vance Hartke               Director

                                 CERTIFICATIONS

     I, Louis H. Elwell, III, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Bio-Solutions International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 12, 2002


/s/ Louis H. Elwell, III
-----------------------------------------------------
Louis H.  Elwell, III
Chief Executive Officer (or equivalent thereof)



     I, Louis H. Elwell, III, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Bio-Solutions International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 12, 2002


/s/ Louis H. Elwell, III
-----------------------------------------------------
Chief Financial Officer (or equivalent thereof)