Form 10QSB
period 2002-09-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2002-12-16
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2002

Commission file no.: 33-25126-D


                        Bio-Solutions International, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                                85-0368333
------------------------------------                    -----------------------
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                             Identification No.)

1161 James Street
Hattiesburg, MS                                                  39402
----------------------------------------                -----------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (601) 582-4000

Securities registered under Section 12(b) of the Act:

     Title of each class                             Name of each exchange
                                                     on which registered
         None                                             None
-----------------------------------                ----------------------------

Securities registered under Section 12(g) of the Act:

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

     As of September 30, 2002, there were 50,168,554 shares of voting stock of the registrant issued and outstanding.

SAFE HARBOR STATEMENT

     This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10- QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of Bio-Solutions International, Inc. The Company's actual results may differ significantly from management's expectations.

     In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward- looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

     The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

     The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

PART I

Item 1.      Financial Statements




                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Stockholders' Deficiency.........................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

                        Bio-Solutions International, Inc.
                           Consolidated Balance Sheets


                                                                           Three Months Ended       Year Ended
                                                                              September 30,          June 30,
                                                                                  2002                 2002
                                                                          --------------------- -------------------
                                                                               (unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                                                   $               6,915 $            20,334
   Accounts receivable - trade                                                           99,199              34,073
   Inventory                                                                             36,020              94,348
                                                                          --------------------- -------------------

          Total current assets                                                          142,134             148,755
                                                                          --------------------- -------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $21,142 and $12,134 at 9/30/02
       and 6/30/02, respectively)                                                       269,319             264,996
                                                                          --------------------- -------------------

          Total property and equipment                                                  269,319             264,996
                                                                          --------------------- -------------------

OTHER ASSETS
   Security deposits                                                                      3,000               2,500
   Product formulation                                                                   50,000              50,000
                                                                          --------------------- -------------------

          Total other assets                                                             53,000              52,500
                                                                          --------------------- -------------------

Total Assets                                                              $             464,453 $           466,251
                                                                          ===================== ===================

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                                       $             210,765 $           210,511
   Accrued compensation - related parties                                               246,650             172,250
   Prepaid franchise sale income                                                         45,000              35,000
   Notes and loan payable                                                               459,312             336,812
                                                                          --------------------- -------------------

          Total current liabilities                                                     961,727             754,573
                                                                          --------------------- -------------------

Total Liabilities                                                                       961,727             754,573
                                                                          --------------------- -------------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      50,168,554 issued and outstanding shares                                            5,017               5,017
   Additional paid-in capital                                                         1,576,516           1,576,516
   Accumulated deficit                                                               (2,075,807)         (1,869,855)
                                                                          --------------------- -------------------

          Total stockholders' deficit                                                  (494,274)           (288,322)
                                                                          --------------------- -------------------

Total Liabilities and Stockholders' Deficit                               $             467,453 $           466,251
                                                                          ===================== ===================










     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                           2002                      2001
                                                                   ---------------------    ----------------------

REVENUES
   Sales of franchises                                             $              46,600    $                    0
   Product and service sales                                                      83,654                    17,762
                                                                   ---------------------    ----------------------

          Total revenues                                                         130,254                    17,762
                                                                   ---------------------    ----------------------

EXPENSES
   Cost of products                                                               37,321                     3,077
   Operating expenses                                                            253,262                   191,801
                                                                   ---------------------    ----------------------

          Total expenses                                                         290,583                   194,878
                                                                   ---------------------    ----------------------

Net income (loss) before other income (expense)
and provision for income taxes                                                  (160,329)                 (177,116)
                                                                   ---------------------    ----------------------

OTHER INCOME (EXPENSE):
   Writedown of business inventory                                               (45,030)                        0
   Interest expense                                                               (3,593)                   (8,950)
                                                                   ---------------------    ----------------------

          Total other income (expense)                                           (48,623)                   (8,950)
                                                                   ---------------------    ----------------------

Net income (loss) before provision for income taxes                             (208,952)                 (186,066)
                                                                   ---------------------    ----------------------

Provision for income taxes                                                             0                         0
                                                                   ---------------------    ----------------------

Net income (loss)                                                  $            (208,952)   $             (186,066)
                                                                   =====================    ======================

Net income (loss) per weighted average share, basic                $               (0.00)   $                (0.01)
                                                                   =====================    ======================

Weighted average number of shares                                             50,168,554                38,279,042
                                                                   =====================    ======================





     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                Consolidated Statements of Stockholders' Deficit





                                                                        Additional                                     Total
                                               Number of      Common      Paid-in       Deferred                   Stockholders'
                                                 Shares       Stock       Capital     Compensation      Deficit     Deficiency
                                             -------------- ---------- ------------- -------------- ------------- -------------


BEGINNING BALANCE, June 30, 2000                     90,021          9     1,754,727         (9,407) $ (1,870,329)     (125,000)

10/00-shares issued to settle accounts                  939          1        93,879              0             0        93,880
payable
11/00-shares issued in exchange for options           1,947          2       194,656              0             0       194,658
02/01-shares issued for services                 18,300,000      1,830       181,970              0             0       183,800
02/01-acquisition of PSM                         11,140,020      1,114    (1,943,376)         9,407     1,508,346      (424,509)
S-8 stock for services                            9,370,000        937        92,763              0             0        93,700
144 stock for services                              105,000         10         1,040              0             0         1,050
Shares issued for cash                            1,214,285        121       250,379              0             0       250,500
05/01-asset acquisition                          12,859,980      1,285             0              0             0         1,285
06/01-cancellation of shares                    (15,692,910)    (1,570)        1,570              0             0             0

   Net loss                                               0          0             0              0      (454,522)     (454,522)
                                             -------------- ---------- ------------- -------------- ------------- -------------

BALANCE, June 30, 2001                           37,389,282      3,739       627,608              0      (816,505)     (185,158)

Shares issued for cash                              300,000         30        19,970              0             0        20,000
Shares issued for services                        4,657,500        466       462,293              0             0       462,759
Shares issued for equipment                         800,000         80         7,920              0             0         8,000
Shares issued for debt                            3,553,910        355       355,036              0             0       355,391
Shares issued for business acquisition            3,467,862        347       103,689              0             0       104,036

   Net loss                                               0          0             0              0    (1,053,350)   (1,053,350)
                                             -------------- ---------- ------------- -------------- ------------- -------------

BALANCE, June 30, 2002                           50,168,554      5,017     1,576,516              0    (1,869,855)     (288,322)

   Net loss                                               0          0             0              0      (208,952)     (208,952)
                                             -------------- ---------- ------------- -------------- ------------- -------------

ENDING BALANCE, September 30, 2002,
(unaudited)                                      50,168,554 $    5,017 $   1,576,516 $            0 $  (2,078,807)$    (497,274)
                                             ============== ========== ============= ============== ============= =============












     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2002 and 2001
                                   (Unaudited)


                                                                                   2002                  2001
                                                                            ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $         (208,952)   $         (186,066)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                        9,008                   893
     Stock issued for services                                                               0                72,500

Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                 (65,126)               (1,797)
     (Increase) decrease in inventory                                                   58,328               (10,181)
     (Increase) in security deposits                                                      (500)                    0
     Increase in accounts payable                                                          254                19,093
     Increase in accrued compensation - related parties                                 74,400                24,000
     Prepaid franchise sale income                                                      10,000                     0
                                                                            ------------------    ------------------

Net cash used for operating activities                                                (122,588)              (81,558)
                                                                            ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                                                       (13,331)               (1,398)
                                                                            ------------------    ------------------

Net cash used by investing activities                                                  (13,331)               (1,398)
                                                                            ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of note and loan payable                                                 122,500                40,000
     Proceeds of common stock                                                                0                40,000
                                                                            ------------------    ------------------

Net cash provided by financing activities                                              122,500                80,000
                                                                            ------------------    ------------------

Net increase (decrease) in cash                                                        (13,419)               (2,956)

CASH, beginning of period                                                               20,334                 4,802
                                                                            ------------------    ------------------

CASH, end of period                                                         $            6,915    $            1,846
                                                                            ==================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Non-Cash Financing Activities:
  Stock issued to acquire equipment                                         $                0    $            8,000
                                                                            ==================    ==================
 Taxes paid                                                                 $                0    $                0
                                                                            ==================    ==================
  Interest expense paid                                                     $                0    $                0
                                                                            ==================    ==================





     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements
                 (Information with regard to September 30, 2002
                             and 2001 is unaudited)


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

On January 21, 2002, the Company and H3O Holding Corp., (a Delaware corporation), entered into an asset purchase agreement. Pursuant to this agreement, the Company issued 3,467,862 shares of restricted stock, in February 2002, for the assets of "H3O", a water beverage business. The assets acquired consists of the following: inventory of finished goods, registered and unregistered trademarks, trade names, customer list and the formulations and recipes to produce the water products. The common stock of the Company was held in escrow until June 2002, at which time all provisions of the agreement were satisfied.

     Revenue Recognition

The Company's revenue is derived primarily from the sale of its products to its franchised distributors upon shipment of product. Additionally, the Company receives income from the sale of its franchises for exclusive rights for specific geographical territories. This income is recognized upon receipt for the initial down- payment. The balance of the unpaid franchise fee is realized by adding a premium to product purchases of the franchisee.

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

     Accounts receivable

Represents amounts due from franchisees for its products. Substantially all amounts are expected to be collected within one year. The Company has set up an allowance of $4,000 for bad debts.

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(1) SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Interim financial information

The financial statements for the three months ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2)  PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.

                                        September 30,         June 30,
                                             2002               2002
                                       ----------------  ------------------
Machinery and equipment                $        113,869  $          110,919
Office furniture and equipment                   35,312              35,312
Leasehold improvements                          141,280             130,899
                                       ----------------  ------------------
                                                290,461             277,130
Less: Accumulated depreciation                   21,142              12,134
                                       ----------------  ------------------
                                       $        269,319  $          264,996
                                       ================  ==================

The depreciation expense for the three months ended September 2002 and 2001 was $9,008 and $893, respectively.

(3)  INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of September 30, 2002, the Company has incurred cumulative net operating losses of approximately $1,800,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to fifteen years.

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

On February 16, 2001, the Company filed with the Securities and Exchange Commission a Form S-8 Registration Statement. The Registration Statement registered 12,000,000 post-reverse split shares of the Company's common stock, reserved for the Company's Year 2001 Employee/Consultant Stock Compensation Plan for the Company's current employees, directors, consultants and advisors. Through September 30, 2002, a total of 12,000,000 shares under this Registration Statement have been issued.

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

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years, as of June 30, 2002. A reconciliation of the Company's stock option activity, and related information for the three months ended September 30, 2002 is as follows:


                                              Three Months ended
                                              September 30, 2002
                                      ------------------------------------
                                        Number              Weighted
                                           of               average
                                        options          exercise price
                                      -------------   --------------------

Outstanding at beginning of year             82,500            $ 0.88
   Granted                                        0                  -
   Exercised                                      0                  -
   Expired/Forfeited                        (12,500)                 -
                                      -------------   --------------------

Outstanding at end of period                 70,000            $ 0.88
                                      =============   ====================

         The following table summarizes information about the stock options at September 30, 2002:


                                   Exercise         Number        Number
Expiration Date                     Price        Outstanding    Exercisable
                                 ------------    ------------   -------------

     September 2006                  $ 0.20                 -               -
     January 2003                    $ 0.20             5,000           5,000
     Various from May 2002
        through January 2003         $ 1.00            65,000          65,000
                                                 ------------   -------------
                                                       70,000          70,000
                                                 ============   =============

            Bio-Solutions International, Inc.
              Notes to Financial Statements


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

On January 3, 2000, the Company's wholly-owned subsidiary entered into an employment agreement with a shareholder for a term of five (5) years. The Company pays or accrues compensation of $5,500 per month. As of September 30, 2002 $106,000 has been accrued.

The Company entered into an informal compensation agreement with a shareholder for consulting and marketing services to the Company. Services are being accrued at $5,500 per month. As of September 30, 2002, $95,250 has been accrued.

The  Company   entered  into  informal   compensation   agreements   with  other
shareholders for consulting and marketing services to the Company. As of September 30, 2002, $45,400 has been received.

The accounts receivable - trade consists of $42,252 due from various related parties for purchases of products.

(7)  LEASE COMMITMENTS

On April 29, 2002, the Company executed a lease agreement for an office and warehouse facility commencing May 1, 2002 for a term of five (5) years. An officer and director owns one-third of the entity which owns the leased facility.

     Future minimum rentals are as follows:


                2003           $  36,000
                2004              36,000
                2005              36,000

The rent expense for the three months ended September 30, 2002 and 2001 was $9,000 and $4,600, respectively.

(8)  NOTES AND LOANS PAYABLE


                                                   9/30/02         6/30/02
                                                 ------------   -------------
Unsecured promissory note, bearing interest
at 10% per annum, convertible into restricted
shares of common stock at $.10 per share.        $    419,312   $     296,812

(9)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,000,000 accumulated through September 30, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis

     THE FOLLOWING ANALYSIS OF THE OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

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

     In July 2002, the Company issued 300,000 shares of its unrestricted common stock to the Company's transfer agent for services rendered to the Company, pursuant to a resolution of the Board of Directors passed in June 2002. The shares were issued pursuant to an effective Registration Statement filed on Form S-8.

     In October 2002, the Company issued 210,526 shares to Frank Douglas Montague III pursuant to an investment made September 2001 in the principal amount of $40,000.

     In October 2002, the Company issued a total of 2,000,000 shares of its restricted common stock to Frank Douglas Montague, III and Frank Douglas Montague, Jr. in settlement of their debt for legal fees, related services and any and all loans to the Company.

     During first quarter 2002, $122,500 was lent to the Company by unaffiliated third parties for working capital. The monies are evidenced by promissory notes payable on demand, which bear interest at a rate of ten percent (10%) per annum. The notes are convertible to shares of the Company's common stock at a price of $0.10 per share.

Discussion and Analysis

     The discussion contained herein reflects the Results of Operations of the Company for the three months ended September 30, 2002 and 2001. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

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

     Since acquiring BSFC and the assets and liabilities of BSI, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

     The Company's principal place of business is 1161 James St., Hattiesburg, MS 39402, and its telephone number at that address is (601) 582-4000. The Company is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BSII".

     Results of Operations -For the Three Months Ending September 30, 2002 and September 30, 2001

     Financial Condition, Capital Resources and Liquidity

     For the three months ended September 30, 2002 and 2001, the Company recorded revenues in the amount of $130,254 and $17,762 respectively. The reason for the increase was the sale of several franchises and the increased sale of its products

     For the three months ended September 30, 2002 and 2001, the Company had operating expenses of $253,262 and $191,801. This increase of $61,461 was due to costs associated with product rollout and professional fees associated with public reporting.

     For the three months ended September 30, 2002 and 2001, the Company had cost of products expenses of $37,321 and $3,077 respectively. This increase of product costs was directly related to increased product sales and higher manufacturing costs.

     For the three months ended September 30, 2002 and 2001, the Company had total expenses of $290,583 and $194,878.

     Net Losses

     For the three months ended September 30, 2002 and 2001, the Company reported a net loss of $160,329 and $177,116 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

     To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one year.

     Employees

     At September 30, 2002, the Company had a total of 7 employees, of which 6 were employed full time and 1 was employed part time. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

     Research and Development Plans

     The Company believes that research and development is an important factor in its future growth. The industry in which the Company operates is closely linked to the technological advances of the products it services. Therefore, the Company must continually invest in learning the new technology to provide the best quality service to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to complete new training in the latest technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

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

ITEM 3. CONTROLS AND PROCEDURES

     On December 10 2002, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's President and Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II

Item 1. Legal Proceedings.

     American Air Specialists, Inc. has filed a construction lien pursuant to construction and HVAC work done for the Company in September 2002. The claim totals approximately $18,000. In November 2002, American threatened suit if payment was not made.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ended September 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

 Exhibit No.    Description
 -------------------------------------------------------------------------------

 99.1     * Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350.

 99.2     * Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350.

 --------------------

(* Filed herewith)


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

                        Bio-Solutions International, Inc.
                                  (Registrant)

Date: December 10, 2002       By: /s/ Louis H. Elwell, III
                              --------------------------------------------------
                              Louis H. Elwell, III,
                              President, CEO and Director

                              By:/s/ Joe Ashley
                              --------------------------------------------------
                              Joe Ashley,
                              Vice-President, Secretary, Treasurer and Director

                              By: /s/ Krish Reddy
                              --------------------------------------------------
                              Krish Reddy, Director

                              By:/s/ June Nichols Sweeney
                              --------------------------------------------------
                              June Nichols Sweeney, Director

                              By: /s/ Vance Hartke
                              --------------------------------------------------
                              Senator Vance Hartke, Director

                                 CERTIFICATIONS

     I, Louis H. Elwell, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-Solutions International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 16, 2002

/s/ Louis H. Elwell, III
-------------------------
Louis H. Elwell, III
Chief Executive Officer (or equivalent thereof)



     I, Louis H. Elwell, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-Solutions International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: December 16, 2002


/s/ Louis H. Elwell, III
--------------------------
Louis H. Elwell, III
Chief Financial Officer (or equivalent thereof)