Form 10QSB
period 2002-12-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2003-03-24
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2002

Commission file no.: 33-25126-D

                        Bio-Solutions International, Inc.
                     --------------------------------------
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

                    Common Stock, $0.0001 par value per share
                             ----------------------
                                (Title of class)

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

                                                                Yes [X]  No [_]

As of December 31, 2002, there were 52,379,080 shares of voting stock of the registrant issued and outstanding.

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

                                     PART I

Item 1. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Deficiency..........................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                        Bio-Solutions International, Inc.
                           Consolidated Balance Sheets


                                                                   Six Months Ended        Year Ended
                                                                     December 31,           June 30,
                                                                         2002                 2002
                                                                 --------------------- -------------------
                                                                      (unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                                          $               1,085 $            20,334
   Accounts receivable - trade                                                 128,992              34,073
   Inventory                                                                    41,300              94,348
                                                                 --------------------- -------------------

          Total current assets                                                 171,377             148,755
                                                                 --------------------- -------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $30,889 and $12,134
        at 9/30/02 and 6/30/02, respectively)                                  289,529             264,996
                                                                 --------------------- -------------------

          Total property and equipment                                         289,529             264,996
                                                                 --------------------- -------------------

OTHER ASSETS
   Security deposits                                                             3,000               2,500
   Product formulation                                                          50,000              50,000
                                                                 --------------------- -------------------

          Total other assets                                                    53,000              52,500
                                                                 --------------------- -------------------

Total Assets                                                     $             513,906 $           466,251
                                                                 ===================== ===================

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                              $             167,583 $           210,511
   Accrued compensation - related parties                                      299,750             172,250
   Prepaid franchise sale income                                                     0              35,000
   Notes and loan payable                                                      419,312             336,812
                                                                 --------------------- -------------------
          Total current liabilities                                            886,645             754,573
                                                                 --------------------- -------------------
Total Liabilities                                                              886,645             754,573
                                                                 --------------------- -------------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.0001 par value, authorized 100,000,000
        shares; 52,379,080 and 50,168,554 issued and
        outstanding shares at 12/31/02 and 6/30/02,
        respectively                                                             5,238               5,017
   Additional paid-in capital                                                1,666,295           1,576,516
   Accumulated deficit                                                      (2,044,272)         (1,869,855)
                                                                 --------------------- -------------------
          Total stockholders' deficit                                         (372,739)           (288,322)
                                                                 --------------------- -------------------
Total Liabilities and Stockholders' Deficit                      $             513,906 $           466,251
                                                                 ===================== ===================




     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three Months Ended              Six Months Ended
                                                              December 31,                   December 31,
                                                      ----------------------------    --------------------------
                                                         2002            2001           2002           2001
                                                     -------------  --------------  ------------   -------------
REVENUES
   Sales of franchises                               $      56,311  $       26,500  $    102,911   $      26,500
   Product and service sales                                56,646          12,139       140,300          29,901
                                                     -------------  --------------  ------------   -------------

          Total revenues                                   112,957          38,639       243,211          56,401
                                                     -------------  --------------  ------------   -------------

EXPENSES
   Cost of products                                         18,799           4,398        56,120           7,475
   Operating expenses                                      118,785         505,198       372,047         696,999
                                                     -------------  --------------  ------------   -------------

          Total expenses                                   137,584         509,596       428,167         704,474
                                                     -------------  --------------  ------------   -------------

Net income (loss) before other income (expense)
and provision for income taxes                             (24,627)       (470,957)     (184,956)       (648,073)
                                                     -------------  --------------  ------------   -------------

OTHER INCOME (EXPENSE):
   Writedown of business inventory                               0               0             0               0
   Interest expense                                        (10,483)         (4,260)      (28,220)        (14,076)
                                                     -------------  --------------  ------------   -------------

          Total other income (expense)                     (10,483)         (4,260)      (59,106)        (13,210)
                                                     -------------  --------------  ------------   -------------

Net income (loss) before provision for income taxes        (35,110)       (475,217)     (244,062)       (661,283)
                                                     -------------  -------------- -------------   -------------

Provision for income taxes                                       0               0             0               0
                                                     -------------  --------------  ------------   -------------

Net income (loss)                                    $     (35,110) $     (475,217) $   (174,417)  $    (661,283)
                                                     =============  ==============  ============   =============

Net income (loss) per weighted average share, basic                                 $      (0.00)  $       (0.00)
                                                                                    ============   =============

Weighted average number of shares                                                     50,918,698      41,394,500
                                                                                    ============   =============








     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                Consolidated Statements of Stockholders' Deficit





                                                                     Additional                                  Total
                                             Number of      Common     Paid-in    Deferred                   Stockholders'
                                               Shares       Stock      Capital  Compensation    Deficit       Deficiency
                                            ----------- ---------- ------------ ------------ -------------- ---------------


BEGINNING BALANCE, June 30, 2000                 90,021          9 $  1,754,727 $    (9,407) $ (1,870,329)  $    (125,000)

10/00-shares issued to settle accounts              939          1       93,879           0             0          93,880
payable
11/00-shares issued in exchange for options       1,947          2      194,656           0             0         194,658
02/01-shares issued for services             18,300,000      1,830      181,970           0             0         183,800
02/01-acquisition of PSM                     11,140,020      1,114   (1,943,376)      9,407     1,508,346        (424,509)
S-8 stock for services                        9,370,000        937       92,763           0             0          93,700
144 stock for services                          105,000         10        1,040           0             0           1,050
Shares issued for cash                        1,214,285        121      250,379           0             0         250,500
05/01-asset acquisition                      12,859,980      1,285            0           0             0           1,285
06/01-cancellation of shares                (15,692,910)    (1,570)       1,570           0             0               0

   Net loss                                           0          0            0           0      (454,522)       (454,522)
                                            ----------- ---------- ------------ ------------ ------------ ---------------

BALANCE, June 30, 2001                       37,389,282      3,739      627,608           0      (816,505)       (185,158)

Shares issued for cash                          300,000         30       19,970           0             0          20,000
Shares issued for services                    4,657,500        466      462,293           0             0         462,759
Shares issued for equipment                     800,000         80        7,920           0             0           8,000
Shares issued for debt                        3,553,910        355      355,036           0             0         355,391
Shares issued for business acquisition        3,467,862        347      103,689           0             0         104,036

   Net loss                                           0          0            0           0    (1,053,350)     (1,053,350)
                                            ----------- ---------- ------------ ------------ ------------ ---------------

BALANCE, June 30, 2002                       50,168,554      5,017    1,576,516           0    (1,869,855)       (288,322)

Shares issued for debt                          210,526         21       39,979           0             0          40,000
Shares issued for services                    2,000,000        200       49,800           0             0          50,000

   Net loss                                           0          0            0           0      (174,417)       (174,417)
                                            ----------- ---------- ------------ ------------------------- ---------------

ENDING BALANCE, December 31, 2002,
(unaudited)                                  52,379,080 $    5,238 $  1,666,295 $         0 $  (2,044,272)$      (372,739)
                                            =========== ========== ============ =========== ============= ===============









     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2002 and 2001
                                   (Unaudited)

                                                                    2002              2001
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $     (174,417)   $     (661,283)
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation                                                     18,755             1,782
     Stock issued for services                                        50,000           441,053
     Stock issued to satisfy debt                                     40,000                 0

Changes in operating assets and liabilities:
     (Increase) in accounts receivable                               (94,919)           (6,111)
     (Increase) decrease in inventory                                 53,048            13,297
     (Increase) in security deposits                                    (500)                0
     Increase in accounts payable                                     (2,928)          126,979
     Increase in accrued compensation - related parties              129,500            14,050
     Prepaid franchise sale income                                   (35,000)                0
                                                              --------------    --------------

Net cash used for operating activities                               (16,461)          (70,233)
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Writedown of investment                                               0                60
     Acquisition of fixed assets                                     (43,288)                0
                                                              --------------    --------------

Net cash used by investing activities                                (43,288)               60
                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of note and loan payable                                42,500            47,500
     Proceeds of common stock                                              0            20,000
                                                              --------------    --------------

Net cash provided by financing activities                             42,500            67,500
                                                              --------------    --------------

Net increase (decrease) in cash                                      (17,249)           (2,673)

CASH, beginning of period                                             20,334             4,802
                                                              --------------    --------------

CASH, end of period                                           $        3,085    $        2,129
                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Non-Cash Financing Activities:
  Stock issued to acquire equipment                           $            0    $        8,000
                                                              ==============    ==============
 Taxes paid                                                   $            0    $            0
                                                              ==============    ==============
  Interest expense paid                                       $            0    $            0
                                                              ==============    ==============



     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements
                   (Information with respect to the six months
                 ended December 31, 2002 and 2001 is unaudited)


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

     Acquisitions (continued)

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

     Accounts receivable

     Represents amounts due from franchisees for its products. Substantially all amounts are expected to be collected within one year. The Company has set up an allowance of $4,000 for bad debts. The accounts receivable consists of $88,329 due from related parties.

     Interim financial information

     The financial statements for the six months ended December 31, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)



(2)  PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.

                                         December 31,         June 30,
                                             2002               2002
                                       ----------------  ------------------
Machinery and equipment                $        113,869  $          110,919
Office furniture and equipment                   35,712              35,312
Leasehold improvements                          170,837             130,899
                                       ----------------  ------------------
                                                320,418             277,130
Less: Accumulated depreciation                   30,889              12,134
                                       ----------------  ------------------
                                       $        289,529  $          264,996
                                       ================  ==================

     The depreciation expense for the six months ended December 31, 2002 and 2001 was $9,747 and $893, respectively.

(3)  INCOME TAXES

     In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of December 31, 2002, the Company has incurred cumulative net operating losses of approximately $1,800,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to fifteen years.

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

     In October 2002, the Company issued 210,526 shares of restricted common stock to satisfy $40,000 of advances made by a stockholder.

     In October 2002, the Company issued 2,000,000 shares of restricted common stock to a stockholder for his services.

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

     The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years, as of June 30, 2002. A reconciliation of the Company's stock option activity, and related information for the six months ended December 31, 2002 is as follows:


                                           Six Months ended
                                          December 31, 2002
                                    ----------------------------------
                                       Number           Weighted
                                          of            average
                                       options       exercise price
                                    --------------  ------------------

Outstanding at beginning of year            82,500         $ 0.88
   Granted                                       0               -
   Exercised                                     0               -
   Expired/Forfeited                       (77,500)              -
                                    --------------  ------------------

Outstanding at end of period                 5,000         $ 0.88
                                    ==============  ==================

     The following table summarizes information about the stock options at December 31, 2002:


                         Exercise         Number            Number
Expiration Date           Price        Outstanding        Exercisable
                      -------------  ----------------   -----------------

     January 2003          $ 0.20               5,000               5,000

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

     On January 3, 2000, the Company's wholly-owned subsidiary entered into an employment agreement with a shareholder for a term of five (5) years. The Company pays or accrues compensation of $5,500 per month. As of December 31, 2002 $106,000 has been accrued.

     The Company entered into an informal compensation agreement with a shareholder for consulting and marketing services to the Company. Services are being accrued at $5,500 per month. As of December 31, 2002, $95,250 has been accrued.

     The Company entered into informal compensation agreements with other shareholders for consulting and marketing services to the Company. As of December 31, 2002, $45,400 has been received.

     The accounts receivable - trade consists of $88,329 due from various related parties for purchases of products.

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

     The rent expense for the six months ended December 31, 2002 and 2001 was $18,000 and $4,600, respectively.

(8)  NOTES AND LOANS PAYABLE


                                                   12/31/02        6/30/02
                                                 ------------   -------------

Unsecured  promissory  note,  bearing  interest
at 10%  per annum, convertible into restricted
shares of common stock at $.10 per share.        $    419,312   $     296,812

(9)  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,000,000 accumulated through December 31, 2002. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Discussion and Analysis

The discussion contained herein reflects the Results of Operations of the Company for the three and six months ended December 31, 2002 and 2001. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

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

Results of Operations -For the Three and Six Months Ending December 31, 2002 and 2001

Financial Condition, Capital Resources and Liquidity

For the three months ended December 31, 2002 and 2001, the Company recorded revenues in the amount of $53,311 and $26,500 respectively. The reason for the increase was the sale of several franchises and the increased sale of its products. For the six months ended December 31, 2002 and 2001, the Company recorded revenues in the amount of $99,911 and $26,500 respectively.

For the three months ended December 31, 2002 and 2001, the Company had operating expenses of $70,755 and $505,198. For the six months ended December 31, 2002 and 2001, the Company had operating expenses of $330,288 and $696,999.

For the three months ended December 31, 2002 and 2001, the Company had cost of products expenses of $18,799 and $4,398 respectively. This increase of product costs was directly related to increased product sales and higher manufacturing costs. For the six months ended December 31, 2002 and 2001, the Company had cost of products expenses of $56,120 and $7,475 respectively.

For the three months ended December 31, 2002 and 2001, the Company had total expenses of $89,554 and $509,596. For the six months ended December 31, 2002 and 2001, the Company had total expenses of $386,408 and $704,474.

Net Losses

For the three months ended December 31, 2002 and 2001, the Company reported net income of $30,886 and a net loss of $466,697 respectively. For the six months ended December 31, 2002 and 2001, the Company reported a net loss of $174,417 and $661,283 respectively.

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

Employees

At December 31, 2002, the Company had a total of 7 employees, of which 6 were employed full time and 1 was employed part time. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

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

                                     PART II

Item 1. Legal Proceedings.

American Air Specialists, Inc. has filed a construction lien pursuant to construction and HVAC work done for the Company in September 2002. The claim totals approximately $18,000. In November 2002, American threatened suit if payment was not made. No further action has been taken by American since that time.

In December 2002, West Foster, a former employee of the Company filed a lawsuit in the Circuit Court of Adams County, MI alleging back pay due in the amount of $10,000 as well as loss of income, lost profits, interference with business relationship, interest and attorney's fees. The Company was served a summons on January 2, 2003 and filed its Answer and Counter Claims on February 14, 2003.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended December 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

*    Filed herewith

     (b)There were no Form 8K filings made during this quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Bio-Solutions International, Inc.
                                  (Registrant)

Date: March 19, 2003        By: /s/ Louis H. Elwell, III
                              --------------------------------------------------
                              Louis H. Elwell, III,
                              President, CEO and Director

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

Date: March 19, 2003

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

Date: March 19, 2003

/s/ Louis H. Elwell, III
--------------------------
Louis H. Elwell, III
Chief Financial Officer (or equivalent thereof)