Form 10KSB/A
period 2002-06-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2003-06-19
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           Form 10-KSB Amendment No. 1
                                   (Mark One)

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year. $171,000.

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

On February 16, 2001, the Company filed with the Securities and Exchange Commission filed a Form S-8 Registration Statement. The Registration Statement registered 12,000,000 post-reverse split shares of the Company's common stock. Reserved for the company's Year 2001 Employee/ConsultantStock Compensation Plan for the Company's current employees, diectors, consiultants and advisors.Through June 30, 2002, a total of 12,000,000 shares have been issued under this Registration Statement.

In February 2001, the Company issued 11,140,000 shares of restricted common stock in the reverse acquisition with Paradigm Sales and Marketing, Inc.

In March 2001, the Company issued 100,000 shares of restricted common stock as a sign on bonus as part of an employment agreement.

In May 2001, the Company exchanged 12,859,980 shares of restricted common stock for the assets and liabilities of Biosolutions, Inc. (a New Jersey Corporation)

In May 2001, the Company issued 5,000 post-reverse split shares of restricted common stock for consulting services valued at $ 50.

In June 2001, two (2) stockholders agreed to return to the Company's treasury 15,692,910 restricted shares of common stock. No consideration was given for these shares.

In July 2001, the Company issued a total of 125,000 shares of its unrestricted common stock valued at $23,750 to two (2) persons for legal services rendered on behalf of the Company. For such issuance, the Company relied upon the effectiveness of its Registration Statement on Form S-8.

In August 2001, the Company issued a total of 450,000 shares of its unrestricted common stock valued at $135,000 to three (3) persons for consulting services rendered on behalf of the Company. For such issuance, the Company relied upon the effectiveness of its Registration Statement on Form S-8.

In September 2001 and in January 2002, the Company issued a total of 1,000,000 shares of its restricted common stock valued at $55,000 and 500,000 shares of its unrestricted common stock valued at $55,000 to its Directors for Director fees. For the issuance of the restricted shares, the Company relied upon the 506 Exemption. For the issuance of the unrestricted shares, the Company relied upon the effectiveness of its Registration Statement on Form S-8.

In September 2001, February 2002 and June 2002, the Company issued 75,000, 100,000 and 300,000 shares of its unrestricted common stock valued at $17,250, $9,000 and $14,547 to the Company's transfer agent for services rendered on behalf of the Company pursuant to a Registration Statement on Form S-8.

In September 2001, the Company sold a total of 210,516 shares of its restricted common stock to Frank Montague and Doug Montague (the "Montagues") for $40,000. The Company has agreed to redeem such shares at any time, in the Company's sole discretion, for a total of $52,000. Subsequently, the parties have mutually agreed to recind the rights to redeem the common stock. The Company also agreed to retain the legal services of the Montagues for one year at a cost of $96,000, to be paid monthly in shares of the Company's unrestricted common stock. 300,000 shares have been issued to date valued at $21,000.

In September 2001, the Company issued 800,000 shares of restricted common stock for a mobile laboratory from to a related party. For such issuance, the Company relied upon the 506 exemption.

In October 2001, the Company issued 150,000 shares of S-8 common stock for services rendered valued at $22,500.

In October 2001, the Company sold 300,000 shares of its restricted common stock to one person for $20,000. For such offering, the Company relied upon the 506 Exemption.

In December 2001, the Company issued 270,000 shares of restricted common stock and 700,000 shares of S-8 common stock for services rendered, valued at $14,850 and $77,000, respectively.

In January 2002, the Company issued a total of 3,553,910 shares of its restricted common stock to two entities for a total debt conversion of $327,637 principal and $27,754 interest. For such issuances, the Company relied upon the 506 Exemption.

In January 2002, the Company acquired a beverage business from H3O Holding Corp. ("H3O") which included the manufacturing, marketing and sales of the products known as "LunchPak" and "H30 Sport" in exchange for 3,467,862 shares of the Company's restricted common stock valued at $104,036. For such issuance, the Company relied upon the 506 Exemption. The Company has since decided to defer its development, marketing and sales of these products in favor of further development of its greasetrap and waste treatment facility products and services. Accordingly, the Company has elected to write off $104,036, in connection with the deferral or abandonment of this segment of its business. These shares were held in escrow until June 2002 and released upon satisfaction of all provisions of the acquisition agreement.

In February 2002, the Company issued a total of 280,000 shares of its restricted common stock for services rendered to the Company, valued at $7,700. For such issuances, the Company relied upon the 506 Exemption.

In April 2002, the Company issued 400,000 shares of its restricted common stock to one person in connection with financing services rendered to the Company, valued at $10,000. For such issuance, the Company relied upon the 506 Exemption.

In May 2002, the Company issued 7,500 shares of its restricted common stock to one person to settle a dispute. In the amount of $161.25 For such issuance, the Company relied upon the 506 Exemption.

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

Bacteria and enzymes have provided a method to accelerate nature's own bioremediation process. In the environment, both bacteria and enzymes play a part in biodegradation. Bacteria produce all the necessary enzymes essential for biometabolism. The enzymes then do their part to ease the metabolic reactions. The live microbes in these treatments actually eat the grease or other waste. These microbes continue to devour the grease or other waste as long as treatment is continued. These solutions are: cost-effective; environmentally friendly; low maintenance; and dependable. The solutions can: eliminate grease and fats; reduce ammonia levels; reseed bio-filters/plants; breakdown hydrocarbons; control odors; and improve sludge management. Areas in which the solutions have proved successful include: waste water treatment plants; sewer lines and lift stations; lagoons, holding tanks and aquaculture ponds; drain lines and grease traps; septic tanks, cesspools and drain fields.

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

The products and services still in the research and development phase include the following:

-----------------------------------------------------------------------------------------------------
Products under R & D                    Purpose
-----------------------------------------------------------------------------------------------------

Acquaculture  Products for Cat Fish To Produce disease free & better quality cat fish more  economically  Acquaculture  Products  for To Produce  disease  free &
better quality shrimp more economically Shrimp Production
         Shrimp Production
Bio - Peel Gum                          Peels off chewing gum from the surface of concrete & similar areas
Bio - Care Algae                        To control algae in Ponds, Lakes, Golf Courses, etc.
Bio - Care Hydrocarbons                 To treat contamination associated with petroleum & oil spills

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

Results of Operations - For the Year Ended June 30, 2002 and June 30, 2001

Results of Operations have been prepared by the Company for the year ended June 30, 2002 and the year ended June 30, 2001.

Revenues

Revenues for the year ended June 30, 2002 were $171,000 and for the year ended June 30, 2001 were $97,700.

The main reason for the increase in revenues was an increase in product sales.

Operating Expenses

Selling, general and administrative expenses for the year ended June 30, 2002 were $1,076,400 versus $537,300 for the year ended June 30, 2001. Net loss was $1,053,400 and $454,500 respectively. The primary reason for the increase was the issuance of stock for services in the amount of $462,800.

Assets and Liabilities

Assets were  $466,200 at June 30, 2002,  and $252,700 at June 30, 2001.  At June
30, 2002, assets consisted primarily of fixed assets with a combined net book value of $265,000. Liabilities were $754,600 and $437,900 at June 30, 2001 and at June 30, 2001, respectively. At June 30, 2002 liabilities consisted primarily of notes payable-related parties and accounts payable

Stockholders' Deficit

Stockholders'  deficit was  $288,300  at June 30, 2002 and  $185,200 at June 30,
2001.

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

Financial Condition, Liquidity and Capital Resources

At June 30, 2002 the Company had cash and cash equivalents of $20,300 as compared to $4,800 at June 30, 2001.

The Company is negotiating to raise additional capital through private and/or public sales of securities of either debt or equity, but has no definite commitments at this time.

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

Coral Springs, Florida
June 18, 2003

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
                                                                   =====================    ======================



The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                Consolidated Statements of Stockholders' Deficit





                                                                      Additional                                   Total
                                             Number of      Common      Paid-in       Deferred                   Stockholders'
                                               Shares       Stock       Capital     Compensation      Deficit     Deficiency
                                            ------------- ---------- ------------- -------------- ------------- -------------

BEGINNING BALANCE, June 30, 2000                   90,021          9     1,754,727         (9,407)   (1,870,329)     (125,000)

10/00-shares issued to settle accounts                939          1        93,879              0             0        93,880
payable
11/00-shares issued in exchange for options         1,947          2       194,656              0             0       194,658
02/01-shares issued for services               18,300,000      1,830       181,970              0             0       183,800
02/01-acquisition of PSM                       11,140,020      1,114    (1,943,376)         9,407     1,508,346      (424,509)
S-8 stock for services                          9,370,000        937        92,763              0             0        93,700
144 stock for services                            105,000         10         1,040              0             0         1,050
Shares issued for cash                          1,214,285        121       250,379              0             0       250,500
05/01-asset acquisition                        12,859,980      1,285             0              0             0         1,285
06/01-cancellation of shares                  (15,692,910)    (1,570)        1,570              0             0             0

   Net loss                                             0          0             0              0      (454,522)     (454,522)
                                            ------------- ---------- ------------- -------------- ------------- -------------

BALANCE, June 30, 2001                         37,389,282      3,739       627,608              0      (816,505)     (185,158)

Shares issued for cash                            300,000         30        19,970              0             0        20,000
Shares issued for services                      4,657,500        466       462,293              0             0       462,759
Shares issued for equipment                       800,000         80         7,920              0             0         8,000
Shares issued for debt                          3,553,910        355       355,036              0             0       355,391
Shares issued for business acquisition          3,467,862        347       103,689              0             0       104,036

   Net loss                                             0          0             0              0    (1,053,350)   (1,053,350)
                                            ------------- ---------- ------------- -------------- ------------- -------------

ENDING BALANCE, June 30, 2002                  50,168,554 $    5,017 $   1,576,516 $            0 $  (1,869,855)$    (288,322)
                                            ============= ========== ============= ============== ============= =============



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

On January 21, 2002, the Company and H3O Holding Corp., (a Delaware corporation), entered into an asset purchase agreement. Pursuant to this agreement, the Company issued 3,467,862 shares of restricted stock, in February 2002, for the assets of "H3O", a water beverage business. The assets acquired consists of the following: inventory of finished goods, registered and unregistered trademarks, trade names, customer list and the formulations and recipes to produce the water products. The common stock of "Biosolutions" was held in escrow until June 2002, at which time all provisions of the agreement were satisfied. The asset acquistion was valued at $ 104,036 based on the estimated value of the common stock that was exchanged.

In June 2002, the Company's management, upon completion of their due diligence, realized that they lacked the necessary cash flow to execute the business plan to pursue the water beverage business acquired on January 21, 2002. In accordance with SFAS 121, the expected cash flows from these assets were de minimus, therefore the assets acquired were deemed wholly impaired and reserved against.

Revenue Recognition

The Company's revenue is derived primarily from the sale of its products to its franchised distributors upon shipment of product. Additionally, the Company receives income from the sale of its franchises for exclusive rights for specific geographical territories. Franchise fee down-payment income is recognized upon receipt. The balance of the unpaid franchise fee is recognized upon collection, which occurs when product is purchased by the franchisor, in a manner similar to a financing of the initial fee balance.

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

Research and Development

The Company incurred approximately $30,000 each year presented for research and development. These amounts are expensed in the period incurred.

                       Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements

(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Represents amounts due from franchisers of its products. Substantially all amounts are expected to be collected within one year. The Company has set up an allowance of $4,000 for bad debts.

(2)  PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets, generally three, five or seven years.


                                                2002               2001
                                          -------------------------------
Machinery and equipment                   $      110,919    $           0
Office furniture and equipment                    35,312           33,444
Leasehold improvements                           130,899                0
                                          --------------    -------------
                                                 277,130           33,444
Less: Accumulated depreciation                    12,134            3,875
                                          --------------    -------------
                                          $      264,996    $      29,569
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

On February 13, 2001, the Company issued an aggregate 6,300,000 post-reverse split shares of restricted, unregistered common stock for professional consulting services related to the re-initialization of the Company, preparation of all delinquent SEC filings and search activities related to the potential acquisition of a privately-owned operating entity. This transaction was valued at an estimated "fair value" of $0.01 per share, or $63,000.

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

In September 2001, the Company received $40,000 for 210,526 restricted shares of common stock. These shares were originally the subject of a unilateral buyback provision, which the Company subsequently repudiated in writing, which was accepted by the purchasers.

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

In December 2001, the Company issued 3,553,910 shares of restricted common stock to convert $355,391 of Notes Payable and accrued interest from related parties.

In January 2002, the Company issued 100,000 shares of S-8 common stock for services.

In February 2002, the Company issued 280,000 shares of restricted common stock for services.

In April 2002, the Company issued 400,000 shares of restricted common stock for services.

In May 2002, the Company issued 7,500 shares of restricted common stock for services.

                       Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements

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

                                                 Year ended
                                               June 30, 2002
                                      --------------------------------
                                         Number            Weighted
                                           of               average
                                         options        exercise price
                                      ------------   -----------------
Outstanding at beginning of year            82,500            $ 0.88
   Granted                                       0                 -
   Exercised                                     0                 -
   Expired/Forfeited                       (12,500)                -
                                      ------------   -----------------
Outstanding at end of period                70,000            $ 0.88
                                      ============   =================

The following table summarizes information about the stock options at June 30, 2002:

                                Exercise     Number       Number
    Expiration Date              Price    Outstanding   Exercisable
  -------------------------    ---------- ------------  -------------
     September 2006               $ 0.20             -              -
     January 2003                 $ 0.20         5,000          5,000
     Various from May 2002
      through January 2003         $1.00        65,000         65,000
                                          ------------  -------------
                                                70,000         70,000
                                          ============  =============

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

                       Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements

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
                                                                =============

(9)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $1,869,900 accumulated through June 30, 2002. The ability of the Company to continue as a going concern is dependent upon increasing operations, continuing to develop sales and obtaining additional capital and financing. The Company is negotiating to raise additional capital either as debt or equity, in an amount which would allow it to continue for a minimum of one year. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


(10) INTANGIBLE ASSETS

The Company acquired the Product Formulation pursuant to a "sales and license and exclusive manufacturing agreement," dated July 9, 1999. In addition to raw materials acquired under this agreement, the Company also received the written formulas, processing procedures and specifications and an exclusive license for the bacteria.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

JUNE NICHOLS SWEENEY, Director

Ms. June Nichols Sweeny brings extensive experience in both government and private enterprise. Ms. Nichols currently sits on the board of American Enterprise.com Corp. and has sat on the boards of Georgia Certified Development Corp. and TransMillenial Resource Corp. >From 1980-1992, Ms. Sweeney held positions with the US Small Business Administration (SBA), rising from Special Assistant to the Regional Administrator, to Regional Administrator for Region IV, and finally serving as the Deputy Administrator during the first Bush Administration. Ms. Sweeney's public service includes serving as Advisory Committee Member to the Export-Import Bank (1996), Advisory Council Member to the National Council of Women Advisors to Congress (1995-1997) and Civic Leader Representative to the United States Strategic Command (1995). Her awards include the "Power of One" Award presented by Senator Paul Coverdale (1998), Presidential Commendation and the Presidential Quality and Management Improvement Award from President George H.W. Bush, and the Small Business Administrations Administrator's Award, Performance Awards (10 years) and Achievement Award.

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



Name and Address of               Title of   Amount and Nature of  Percent of
Beneficial Owner                    Class      Beneficial Owner       Class
--------------------------------------------------------------------------------
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

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Index to Exhibits
-----------------
10.1 [1] Lease between the Company and Innovative Industries, LLC for the premises located at 1161 James Street, Hattiesburg, Forest County, Mississippi.

99.1    * Sarbanes  Oxley   Certification   by  Chief   Executive   Officer  (or
          equivalent).

99.2    * Sarbanes  Oxley   Certification   by  Chief   Financial   Officer  (or
          equivalent).

[1] Previously filed with the Company's Annual Report on Form 10KSB filed November 15, 2002

*    Attached hereto.

Item 14 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.









                [BALANCE OF THIS PAGE INTENTIONALLY LEFT BLANK.]

                                   SIGNATURES


In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Bio-Solutions International, Inc.
                                  (Registrant)

Date: June 19, 2003       By: /s/ Louis H. Elwell, III
                          ------------------------------------------
                          Louis H. Elwell, III, President, CEO and Director

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

Signature                           Title                              Date

/s/ Louis H. Elwell, III                                        June 19, 2003
-----------------------------
Louis H. Elwell, III               President, CEO and Director

/s/ Joe Ashley                                                  June 19, 2003
-----------------------------
Joe Ashley                         Vice President, Secretary,
                                   Treasurer and Director

/s/ Krish Reddy                                                 June 19, 2003
-----------------------------
Krish Reddy                        Director

/s/ June Nichols Sweeney                                        June 19, 2003
-----------------------------
June Nichols Sweeney               Director

/s/ Senator Vance Hartke                                        June 19, 2003
-----------------------------
Senator Vance Hartke               Director

                                 CERTIFICATIONS



I, Louis H. Elwell, III, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Bio-Solutions International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and
     C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003


/s/ Louis H. Elwell, III
-----------------------------------------------------
Louis H.  Elwell, III
Chief Executive Officer (or equivalent thereof)

I, Louis H. Elwell, III, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Bio-Solutions International, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "evaluation date"); and
     C) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 19, 2003


/s/ Louis H. Elwell, III
-----------------------------------------------------
Chief Financial Officer (or equivalent thereof)