Form 10QSB
period 2003-03-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2003-06-20
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003

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

Yes [X] No [_]

As of March 31, 2003, there were 52,379,080 shares of voting stock of the registrant issued and outstanding.

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report and Amended Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Deficiency..........................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                        Bio-Solutions International, Inc.
                           Consolidated Balance Sheets


                                                                          Nine Months Ended    Year Ended
                                                                               March 31,         June 30,
                                                                                 2003              2002
                                                                         ------------------- ---------------
                                                                             (unaudited)
                     ASSETS
CURRENT ASSETS
   Cash                                                                  $             1,020 $        20,334
   Accounts receivable - trade                                                       194,062          34,073
   Inventory                                                                          43,734          94,348
                                                                         ------------------- ---------------

          Total current assets                                                       238,816         148,755
                                                                         ------------------- ---------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $41,432 and $12,134
     at 3/31/03 and 6/30/02, respectively)                                           278,986         264,996
                                                                         ------------------- ---------------

          Total property and equipment                                               278,986         264,996
                                                                         ------------------- ---------------

OTHER ASSETS
   Security deposits                                                                   3,000           2,500
   Product formulation                                                                50,000          50,000
                                                                         ------------------- ---------------

          Total other assets                                                          53,000          52,500
                                                                         ------------------- ---------------

Total Assets                                                             $           570,802 $       466,251
                                                                         =================== ===============

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accounts payable                                                      $           154,932 $       210,511
   Accrued compensation - related parties                                            347,900         172,250
   Prepaid franchise sale income                                                      31,960          35,000
   Notes and loan payable                                                            419,312         336,812
                                                                         ------------------- ---------------

          Total current liabilities                                                  954,104         754,573
                                                                         ------------------- ---------------

Total Liabilities                                                                    954,104         754,573
                                                                         ------------------- ---------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      3/31/03 and 6/30/02, respectively                                                5,238           5,017
   Additional paid-in capital                                                      1,666,295       1,576,516
   Accumulated deficit                                                            (2,054,835)     (1,869,855)
                                                                         ------------------- ---------------

          Total stockholders' deficit                                               (383,302)       (288,322)
                                                                         ------------------- ---------------

Total Liabilities and Stockholders' Deficit                              $           570,802 $       466,251
                                                                         =================== ===============





     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                 Three Months Ended               Nine Months Ended
                                                                     March 31,                         March 31,
                                                            ------------------------------   ----------------------------

                                                                   2003             2002           2003            2002
                                                            --------------   -------------   ------------   -------------
REVENUES
   Sales of franchises                                      $       54,428   $           0   $    154,339   $      26,500
   Product and service sales                                       124,410          22,379        264,710          52,280
                                                            --------------   -------------   ------------   -------------

          Total revenues                                           178,838          22,379        419,049          78,780
                                                            --------------   -------------   ------------   -------------

EXPENSES
   Cost of products                                                 23,264           5,595         79,384          13,070
   Operating expenses                                             155,654          49,425        500,083         746,424
                                                            --------------   -------------   ------------   -------------

          Total expenses                                           178,918          55,020        579,467         759,494
                                                            --------------   -------------   ------------   -------------

Net income (loss) before other income (expense)
and provision for income taxes                                         (80)        (32,641)      (160,418)       (680,714)
                                                            --------------   -------------   ------------   -------------

OTHER INCOME (EXPENSE):
   Writedown of business inventory                                                                                      0
   Interest expense                                                (10,483)           (950)       (24,562)        (14,160)
                                                            --------------   -------------   ------------   -------------

          Total other income (expense)                             (10,483)           (950)       (24,562)        (14,160)
                                                            --------------   -------------   ------------   -------------

Net income (loss) before provision for income taxes                (10,563)        (33,591)      (184,980)       (694,874)
                                                            --------------   -------------  -------------   -------------

Provision for income taxes                                               0               0              0               0
                                                            --------------   -------------   ------------   -------------

Net income (loss)                                           $      (10,563)  $     (33,591)  $   (184,980)  $    (694,874)
                                                            ==============   =============   ============   =============

Net income (loss) per weighted average share, basic                                          $              $    (0.02)
                                                            ==============   =============   ============   =============

Weighted average number of shares                               57,296,867      46,272,042     57,296,867      43,452,520
                                                            ==============   =============   ============   =============




     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                Consolidated Statements of Stockholders' Deficit





                                                                     Additional                               Total
                                                  Number of  Common   Paid-in     Deferred                 Stockholders'
                                                    Shares    Stock   Capital   Compensation    Deficit     Deficiency
                                              ------------- -------- ---------- ------------ ------------ ---------------

BEGINNING BALANCE, June 30, 2000                     90,021        9  1,754,727       (9,407)  (1,870,329)       (125,000)

10/00-shares issued to settle accounts                  939        1     93,879            0            0          93,880
payable
11/00-shares issued in exchange for options           1,947        2    194,656            0            0         194,658
02/01-shares issued for services                 18,300,000    1,830    181,970            0            0         183,800
02/01-acquisition of PSM                         11,140,020    1,114 (1,943,376)       9,407    1,508,346        (424,509)
S-8 stock for services                            9,370,000      937     92,763            0            0          93,700
144 stock for services                              105,000       10      1,040            0            0           1,050
Shares issued for cash                            1,214,285      121    250,379            0            0         250,500
05/01-asset acquisition                          12,859,980    1,285          0            0            0           1,285
06/01-cancellation of shares                    (15,692,910)  (1,570)     1,570            0            0               0

   Net loss                                               0        0          0            0     (454,522)       (454,522)
                                              ------------- -------- ---------- ------------ ------------ ---------------

BALANCE, June 30, 2001                           37,389,282    3,739    627,608            0     (816,505)       (185,158)

Shares issued for cash                              300,000       30     19,970            0            0          20,000
Shares issued for services                        4,657,500      466    462,293            0            0         462,759
Shares issued for equipment                         800,000       80      7,920            0            0           8,000
Shares issued for debt                            3,553,910      355    355,036            0            0         355,391
Shares issued for business acquisition            3,467,862      347    103,689            0            0         104,036

   Net loss                                               0        0          0            0   (1,053,350)     (1,053,350)
                                              ------------- -------- ---------- ------------ ------------ ---------------

BALANCE, June 30, 2002                           50,168,554    5,017  1,576,516            0   (1,869,855)       (288,322)

Shares issued for debt                              210,526       21     39,979            0            0          40,000
Shares issued for services                        2,000,000      200     49,800            0            0          50,000

   Net loss                                               0        0          0            0     (184,980)       (184,980)
                                              ------------- -------- ---------- ------------ ------------ ---------------

ENDING BALANCE, March 31, 2003                   52,379,080    5,238  1,666,295            0   (2,054,835)       (383,302)
                                              ------------- -------- ---------- ------------ ------------ ---------------







     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Cash Flows
                    Nine Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                                                        2003                 2002
                                                                                ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $       (184,980)    $      (694,874)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                         29,298               3,272
     Stock issued for services                                                            50,000             400,400
     Stock issued to satisfy debt                                                         40,000              37,413

Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                         (159,989)              4,097
     (Increase) decrease in inventory                                                     50,614              19,101
     (Increase) in security deposits                                                        (500)                  0
     Increase in accounts payable                                                        (55,579)             54,988
     Increase in accrued compensation - related parties                                  175,650              33,550
     Prepaid franchise sale income                                                        (3,040)                  0
                                                                                ----------------     ---------------

Net cash used for operating activities                                                   (58,526)           (142,053)
                                                                                ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Writedown of investment                                                                   0                   0
     Acquisition of fixed assets                                                         (43,288)            (50,620)
                                                                                ----------------     ---------------

Net cash used by investing activities                                                    (43,288)            (50,620)
                                                                                ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of note and loan payable                                                    82,500             163,366
     Proceeds of common stock                                                                                 40,000
                                                                                ----------------     ---------------

Net cash provided by financing activities                                                 82,500             203,366
                                                                                ----------------     ---------------

Net increase (decrease) in cash                                                          (19,314)             10,693

CASH, beginning of period                                                                 20,334               4,802
                                                                                ----------------     ---------------

CASH, end of period                                                             $          1,020     $        15,495
                                                                                ================     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Non-Cash Financing Activities:
  Stock issued to acquire equipment                                             $              0     $         8,000
                                                                                ================     ===============
 Taxes paid                                                                     $              0     $             0
                                                                                ================     ===============
  Interest expense paid                                                         $              0     $             0
                                                                                ================     ===============
  Common stock issued for debt conversion                                       $         40,000     $       355,391
                                                                                ================     ===============



     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements
                  (Information with respect to the nine months
                  ended March 31, 2003 and 2002 is unaudited)


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

The Company, due to the unsuccessful nature of its initial operations, ceased all operations in February 1998. In September 1998, creditors of the Company were successful in obtaining a judgment against the Company for unpaid debts. In October 1998, the Company was subject to a Judicial Sale whereby all assets of the Company were sold in satisfaction of the September 1998 judgment. Accordingly, the aggregate adjusted balance of open trade payables, as of March 31, 2003, of approximately $134,000 was the only remaining identifiable liability of the Company.

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

     Revenue Recognition

The Company's revenue is derived primarily from the sale of its products to its franchised distributors upon shipment of product. Additionally, the Company receives income from the sale of its franchises for exclusive rights for specific geographical territories. This income is recognized upon receipt for the initial down- payment. The balance of the unpaid franchise fee is realized upon collection, which occurs when product is purchased by franchisee. Substantially, all of the initial services required by the Company are performed at time of sale of franchise.

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

     Research and Development

The Company expenses its costs of research and development in the period incurred in accordance with SFAS 13. The annual costs for research and development is approximately $ 50,000 for this period ending March 31, 2003.

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

     Accounts receivable

Represents amounts due from franchisees for its products. Substantially all amounts are expected to be collected within one year. The Company has set up an allowance of $4,000 for bad debts. The accounts receivable consists of $135,289 due from related parties.

     Interim financial information

The financial statements for the nine months ended March 31, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(2)  PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.

                                         March 31,        June 30,
                                           2003             2002
                                    ----------------    --------------
Machinery and equipment             $        113,869    $      110,919
Office furniture and equipment                35,712            35,312
Leasehold improvements                       170,837           130,899
                                    ----------------    --------------
                                             320,418           277,130
Less: Accumulated depreciation                41,432            12,134
                                    ----------------    --------------
                                    $        278,986    $      264,996
                                    ================    ==============

The depreciation expense for the nine months ended March 31, 2003 and 2002 was $41,432 and $893, respectively.

(3)  INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of March 31, 2003, the Company has incurred cumulative net operating losses of approximately $2,000,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to fifteen years.

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

In April 2003, the Company issued 5,000,000 shares of restricted common stock to employees and officers of the Company for compensation valued at $ 25,000

(5)  STOCK OPTIONS

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

The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 3 years, as of June 30, 2002. A reconciliation of the Company's stock option activity, and related information for the nine months ended March 31, 2003 is as follows:


                                          Nine Months ended
                                            March 31, 2003
                                      -----------------------
                                         Number     Weighted
                                           of        average
                                         options  exercise price
                                      -----------  ----------

Outstanding at beginning of year           82,500      $ 0.88
   Granted                                      0           -
   Exercised                                    0           -
   Expired/Forfeited                      (77,500)          -
                                      -----------  ----------

Outstanding at end of period                5,000      $ 0.88
                                      ===========  ==========

The following table summarizes information about the stock options at March 31, 2003:


                       Exercise          Number       Number
Expiration Date          Price        Outstanding   Exercisable
                      ------------    -----------   ------------

 January 2003           $ 0.20           5,000           5,000

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(6)  RELATED PARTIES


The Company entered into informal compensation agreements with related parties for consulting and marketing services to the Company. As of March 31, 2003, $ 347,700 had been accrued.

The accounts receivable - trade consists of $135,289 due from various related parties for purchases of products. Sales for the Company included $ 122,390 to related parties for their franchises


(7)  LEASE COMMITMENTS

On April 29, 2002, the Company executed a lease agreement for an office and warehouse facility commencing May 1, 2002 for a term of five (5) years. An officer and director owns one-third of the entity which owns the leased facility.

Future minimum rentals are as follows:


       2003       $  36,000
       2004          36,000
       2005          36,000

The rent expense for the nine months ended March 31, 2003 and 2002 was $18,000 and $4,600, respectively.

(8)  NOTES AND LOANS PAYABLE


                                                                  3/31/03           6/30/02
                                                              --------------    ---------------
Unsecured  promissory  note,  bearing  interest  at 10%  per annum, convertible into restricted shares of common stock at
$.10 per share.                                                $     419,312    $       296,812

(9)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,000,000 accumulated through March 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


(10) LITIGATION

In December 2002, a former employee of the Company filed a lawsuit in the Circuit Court for back wages of $ 10,000 plus other costs. The Company has counterclaimed. Management feels that they will prevail in their defense of this suit.

In September 2002, a construction company that built leasehold improvements for the Company filed a construction lien for their unpaid balance. The claim is for approximately $ 18,000 which the Company concurs and will satisfy when funds are available.

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

In April 2003, the Company issued 5,000,000 shares of restricted common stock to employees and officers of the Company for compensation valued at $25,000. For such offering, the Company relied upon the 506 Exemption.

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

Results of Operations -For the Three and Nine Months Ending March 31, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the three months ended March 31, 2003 and 2002, the Company recorded total revenues in the amount of $178,838 and $22,379 respectively. The reason for the increase was the sale of several franchises and the increased sale of its products. For the nine months ended March 31, 2003 and 2002, the Company recorded total revenues in the amount of $419,549 and $78,780 respectively.

For the three months ended March 31, 2003 and 2002, the Company had operating expenses of $155,654 and $49,425. For the nine months ended March 31, 2003 and 2002, the Company had operating expenses of $500,083 and $746,424.

For the three months ended March 31, 2003 and 2002, the Company had cost of products expenses of $23,264 and $5,595 respectively. This increase of product costs was directly related to increased product sales and higher manufacturing costs. For the nine months ended March 31, 2003 and 2002, the Company had cost of products expenses of $79,384 and $13,070 respectively.

For the three months ended March 31, 2003 and 2002, the Company had total expenses of $179,918 and $55,020. For the nine months ended March 31, 2003 and 2002, the Company had total expenses of $579,467 and $759,494.

Net Losses

For the three months ended March 31, 2003 and 2002, the Company reported net loss of $10,563 and $33,591 respectively. For the nine months ended March 31, 2003 and 2002, the Company reported a net loss of $184,980 and $694,874 respectively.

The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

To implement such plan, also during this initial phase, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise the funds required by its development among which the financial means related to new staff, equipment and offices. No underwriters have been contacted and no known investors have been contacted with respect to such fund raising. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs for a period of one year.

Employees

At March 31, 2003, the Company had a total of 7 employees, of which 6 were employed full time and 1 was employed part time. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

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

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

                        Bio-Solutions International, Inc.
                                  (Registrant)

Date: June 19, 2003        By: /s/ Louis H. Elwell, III
                              --------------------------------------------------
                              Louis H. Elwell, III
                              President, CEO and Director

                           By: /s/ Joe Ashley
                              --------------------------------------------------
                              Joe Ashley
                              Vice-President, Secretary, Treasurer and Director

                           By: /s/ Krish Reddy
                              --------------------------------------------------
                              Krish Reddy
                              Director

                           By: /s/ June Nichols Sweeney
                              --------------------------------------------------
                              June Nichols Sweeney
                              Director

                           By: /s/ Senator Vance Hartke
                              --------------------------------------------------
                              Senator Vance Hartke
                              Director

                                 CERTIFICATIONS

I, Louis H. Elwell, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-Solutions International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ Louis H. Elwell, III
-----------------------------------------------------
Louis H.  Elwell, III
Chief Executive Officer (or equivalent thereof)

                                 CERTIFICATIONS

I, Louis H. Elwell, III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bio-Solutions International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ Louis H. Elwell, III
-----------------------------------------------------
Louis H.  Elwell, III
Chief Financial Officer (or equivalent thereof)