Form 10KSB
period 2003-06-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2003-11-17
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 33-25126-D


                        Bio-Solutions International, Inc.
                    ---------------------------------------
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

                         Common Stock, $0.0001 par value
                         ------------------------------
                                (Title of class)

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

Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year. $485,085.

Of the 57,379,083 shares of voting stock of the registrant issued and outstanding as of June 30, 2003, 41,176,098 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2003 is $617,641.47.

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

In July 2003, the Company issued 375,000 shares of its restricted common stock to Michael Motola in exchange for settlement of a contract dispute valued at $3,750. For such offering, the Company relied upon the 506 Exemption.

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

The Company's primary products are the following:


PRODUCT                                 PURPOSE
--------------------------------------------------------------------------------------------------
BP - 310                                Treatment of Grease Traps/Lift Stations, primarily enzymes
BP - 710                                Treatment of Grease Traps/Lift Stations, primarily bacteria
BP - 910                                Treatment of Portable Toilets
BP - 101                                Specific for Higher Carbohydrate Complex
BP - 102                                Specific for Higher Fats/Oils
Buffer                                  Balancing pH
Bio - Care H2S                          Specific for Hydrogen Sulfide Reduction
Bio - Care G                            Liquefies Hard Grease/Fat
Bio - Care Wheels                       Cleans the Grease and Dirt off the wheels of trolleys in Restaurants
Bio - Care H & S (Hood & Stack)         Degreases the Hoods and Stacks in Restaurants
Bio - Catalyst                          Enhances the Activity of BP 310 & BP 710
Bio - Care Lift Station                 For Odor Control
Bio - Deplugger (for Drain Lines)       For blocked Drain Lines
Bio - Care F (Floor Soap)               Cleans the Grease and Dirt off Hard Surfaces
ECT - 2000                              Waste Water Disinfectant

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

Employees and Consultants

At June 30, 2003, the Company employed seven (7) persons, six (6) of whom are full-time and one (1) of whom are part-time. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

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

Item 3. Legal Proceedings

In October 2003, Bio-Solutions of Northern Virginia, LLC and Joel H. Bernstein filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia alleging breach of contract, promissory estoppel, fraudulent inducement to contract, fraud and misrepresentation and violation of Virginia Retail Franchise Act. Additionally, also in October 2003, The Commonwealth of Virginia State Corporation Commission issued a Rule to Show Cause regarding the Company's failure to register the sale of a Virginia franchise to one of its residents. The hearing on the Rule to Show Cause is set for January 2004.

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

As of June 30, 2003, there were approximately 199 holders of record of the Company's common stock.

As of June 30, 2003, the Company had 57,379,083 its common stock issued and outstanding, 42,384,679 of which were restricted Rule 144 shares and 14,994,404 of which were free-trading. Of the Rule 144 shares, 15,202,985 have been held by affiliates of the Company for more than one (1) year.

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

Results of Operations - For the Year Ended June 30, 2003 and June 30, 2002

Revenues

Revenues for the year ended June 30, 2003 were $485,100 and for the year ended June 30, 2002 were $171,000.

Operating Expenses

Selling, general and administrative expenses for the year ended June 30, 2003 were $789,000 versus $1,076,400 for the year ended June 30, 2002. Net loss was $268,400 and $1,053,400 respectively. The primary reason for the decrease was increased revenues and better control of expenses.

Assets and Liabilities

Assets were  $479,500 at June 30, 2003,  and $466,200 at June 30, 2002.  At June
30, 2003, assets consisted primarily of fixed assets with a combined net book value of $357,100. Liabilities were $921,200 and $754,600 at June 30, 2003 and at June 30, 2002, respectively. At June 30, 2003 liabilities consisted primarily of accounts payable and notes payable.

Stockholders' Deficit

Stockholders'  deficit was  $441,700  at June 30, 2003 and  $288,300 at June 30,
2002.

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

Financial Condition, Liquidity and Capital Resources

At June 30, 2003 the Company had cash and cash equivalents of $18,100 as compared to $20,300 at June 30, 2002.

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

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Bio-Solutions International, Inc.
Hattiesburg, Mississippi

We have audited the accompanying consolidated balance sheets of Bio-Solutions International, Inc. as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                         /s/Baum & Company, P.A.
                                                            Baum & Company, P.A.

Coral Springs, Florida
October 31, 2003

                        Bio-Solutions International, Inc.
                           Consolidated Balance Sheets
                             June 30, 2003 and 2002


                                                                  2003                2002
                                                           ------------------- -------------------
                                   ASSETS
CURRENT ASSETS
   Cash                                                    $            18,140 $            20,334
   Accounts receivable - trade                                          19,295              34,073
   Inventory                                                            31,963              94,348
                                                           ------------------- -------------------

          Total current assets                                          69,398             148,755
                                                           ------------------- -------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $59,895 and
        $12,134 in 2003  and 2002, respectively)                       357,077             264,996
                                                           ------------------- -------------------

          Total property and equipment                                 357,077             264,996
                                                           ------------------- -------------------

OTHER ASSETS
   Security deposits                                                     3,000               2,500
   Investments                                                               0                   0
   Product formulation                                                  50,000              50,000
   Goodwill                                                                  0                   0
                                                           ------------------- -------------------

          Total other assets                                            53,000              52,500
                                                           ------------------- -------------------

Total Assets                                               $           479,475 $           466,251
                                                           =================== ===================

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Accounts payable                                        $           462,410 $           382,761
   Disposition deposit                                                  50,000                   0
   Prepaid franchise sale income                                        27,567              35,000
   Capitalized lease payable                                             5,284                   0
   Notes and loan payable                                              375,902             336,812
                                                           ------------------- -------------------

          Total current liabilities                                    921,163             754,573
                                                           ------------------- -------------------

Total Liabilities                                                      921,163             754,573
                                                           ------------------- -------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized
        1,000,000 shares; none issued and outstanding                        0                   0
   Common stock, $0.0001 par value, authorized
        100,000,000 shares; 57,379,083 and 50,168,557
        issued and outstanding shares; respectively                      5,738               5,017
   Additional paid-in capital                                        1,690,795           1,576,516
   Accumulated deficit                                              (2,138,221)         (1,869,855)
                                                           ------------------- -------------------

          Total stockholders' deficit                                 (441,688)           (288,322)
                                                           ------------------- -------------------

Total Liabilities and Stockholders' Deficit                $           479,475 $           466,251
                                                           =================== ===================






     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Operations
                       Years Ended June 30, 2003 and 2002


                                                              2003                      2002
                                                      ---------------------    ----------------------
REVENUES
   Sales of franchises                                $             162,146    $               82,600
   Product and service sales                                        322,939                    88,423
                                                      ---------------------    ----------------------

          Total revenues                                            485,085                   171,023
                                                      ---------------------    ----------------------

EXPENSES
   Cost of products                                                 114,013                    62,919
   Operating expenses                                               674,986                 1,013,469
                                                      ---------------------    ----------------------

          Total expenses                                            788,999                 1,076,388
                                                      ---------------------    ----------------------

Net income (loss) before other income (expense)
and provision for income taxes                                     (303,914)                 (905,365)
                                                      ---------------------    ----------------------

OTHER INCOME (EXPENSE):
   Writeoff of other assets                                               0                    (1,846)
   Writeoff of business acquisition                                       0                  (104,036)
   Interest expense                                                  35,548                   (42,103)
                                                      ---------------------    ----------------------

          Total other income (expense)                               35,548                  (147,985)
                                                      ---------------------    ----------------------

Net income (loss) before provision for income taxes                (268,366)               (1,053,350)
                                                      ---------------------    ----------------------

Provision for income taxes                                                0                         0
                                                      ---------------------    ----------------------

Net income (loss)                                     $            (268,366)   $           (1,053,350)
                                                      =====================    ======================

Net income (loss) per weighted average share, basic   $               (0.01)   $               (0.02)
                                                      =====================    ======================

Weighted average number of shares                                57,317,364                44,698,131
                                                      =====================    ======================




     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                Consolidated Statements of Stockholders' Deficit





                                                                     Additional                                  Total
                                            Number of     Common      Paid-in     Deferred                   Stockholders'
                                             Shares       Stock       Capital   Compensation      Deficit     Deficiency
                                           ----------- ---------- ------------- ------------ -------------- ---------------

BEGINNING BALANCE, June 30, 2000                90,021 $        9 $   1,754,727 $     (9,407)$   (1,870,329)$      (125,000)

10/00-shares issued to settle accounts             939          1        93,879            0              0          93,880
payable
11/00-shares issued in exchange for options      1,947          2       194,656            0              0         194,658
02/01-shares issued for services            18,300,000      1,830       181,970            0              0         183,800
02/01-acquisition of PSM                    11,140,020      1,114    (1,943,376)       9,407      1,508,346        (424,509)
S-8 stock for services                       9,370,000        937        92,763            0              0          93,700
144 stock for services                         105,000         10         1,040            0              0           1,050
Shares issued for cash                       1,214,285        121       250,379            0              0         250,500
05/01-asset acquisition                     12,859,980      1,285             0            0              0           1,285
06/01-cancellation of shares               (15,692,910)    (1,570)        1,570            0              0               0

   Net loss                                          0          0             0            0       (454,522)       (454,522)
                                           ----------- ---------- ------------- ------------ -------------- ---------------

BALANCE, June 30, 2001                      37,389,282      3,739       627,608            0       (816,505)       (185,158)

Shares issued for cash                         300,000         30        19,970            0              0          20,000
Shares issued for services                   4,657,500        466       462,293            0              0         462,759
Shares issued for equipment                    800,000         80         7,920            0              0           8,000
Shares issued for debt                       3,553,910        355       355,036            0              0         355,391
Shares issued for business acquisition       3,467,865        347       103,689            0              0         104,036

   Net loss                                          0          0             0            0     (1,053,350)     (1,053,350)
                                           ----------- ---------- ------------- ------------ -------------- ---------------

BALANCE, June 30, 2002                      50,168,557      5,017     1,576,516            0     (1,869,855)       (288,322)

Shares issued for debt                         210,526         21        39,979            0              0          40,000
Shares issued for services                   7,000,000        700        74,300            0              0          75,000

   Net loss                                          0          0             0            0       (268,366)       (268,366)
                                           ----------- ---------- ------------- ------------ -------------- ---------------

ENDING BALANCE, June 30, 2003               57,379,083 $    5,738 $   1,690,795 $          0 $   (2,138,221)$      (441,688)
                                           =========== ========== ============= ============ ============== ===============









     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Cash Flows
                       Years Ended June 30, 2003 and 2002


                                                                 2003                 2002
                                                          ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $         (268,366)   $      (1,053,350)
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation                                                     47,761                8,259
     Stock issued for services                                        25,000              462,759
     Stock issued for interest expense                                     0               27,754
     Stock issued for business acquisition                                 0              104,036

Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                14,778               (9,133)
     (Increase) decrease in inventory                                 62,385               44,724
     (Increase) in security deposits                                    (500)                   0
     Increase in accounts payable                                    251,899              171,874
     Increase in accrued compensation - related parties             (172,250)              91,050
     Prepaid franchise sale income                                    42,567               35,000
                                                          ------------------    -----------------

Net cash used for operating activities                                 3,274             (117,027)
                                                          ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Writeoff of goodwill                                                  0                1,286
     Investments                                                           0                  560
     Acquisition of fixed assets                                     (44,558)            (235,686)
                                                          ------------------    -----------------

Net cash used by investing activities                                (44,558)            (233,840)
                                                          ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition                                          0                    0
     Proceeds of note and loan payable                                39,090              346,399
     Proceeds of common stock                                              0               20,000
                                                          ------------------    -----------------

Net cash provided by financing activities                             39,090              366,399
                                                          ------------------    -----------------

Net increase in cash                                                  (2,194)              15,532

CASH, beginning of period                                             20,334                4,802
                                                          ------------------    -----------------

CASH, end of period                                       $           18,140    $          20,334
                                                          ==================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Non-Cash Financing Activities:
  Fixed assets acquired under capital lease               $            6,000    $               0
                                                          ==================    =================
  Stock issued to acquire equipment                       $                0    $           8,000
                                                          ==================    =================
  Stock issued to retire debt                             $           40,000    $         327,637
                                                          ==================    =================



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

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Principles of consolidation

     The consolidated financial statements include the accounts of Bio-Solutions
     International,   Inc.  and  its  wholly-  owned  subsidiary,   Biosolutions
     Franchise Corporation. All intercompany transactions have been eliminated.

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

     Accounts receivable

     Represents amounts due from franchisers of its products. Substantially all amounts are expected to be collected within one year. The Company has established an allowance of $2,932 for bad debts.

(2)  PROPERTY AND EQUIPMENT

     The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.

                                               2003             2002
                                          --------------    -------------
Machinery and equipment                   $      121,518    $     110,919
Office furniture and equipment                    35,579           35,312
Leasehold improvements                           253,875          130,899
                                          --------------    -------------
                                                 410,972          277,130
Less: Accumulated depreciation                   (59,895)          12,134
                                          --------------    -------------
                                          $      470,867    $     264,996
                                          ==============    =============

     The depreciation expense for the years ended 2003 and 2002 was $47,761and $8,259, respectively.

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(3)  INCOME TAXES

     In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of June 30, 2003, the Company has incurred cumulative net operating losses of approximately $2,000,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to fifteen years.

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

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

     In April 2003, the Company issued 5,000,000 shares of restricted common stock to 5 stockholders for their services.

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

     The fair value of each option grant is estimated on the date of grant using the present value of the exercise price with the following weighted-average assumptions used for grants in 1997: risk-free interest rates of 7.5 percent; expected lives of 5 to 10 years, no dividends and price volatility of 30%. The weighted average remaining life of the options outstanding is 0 years, as of June 30, 2003. A reconciliation of the Company's stock option activity, and related information for the year ended June 30, 2003 is as follows:

                                                   Year ended
                                                 June 30, 2003
                                     ------------------------------------
                                         Number              Weighted
                                            of               average
                                         options          exercise price
                                     ---------------   ------------------
Outstanding at beginning of year              70,000            $  0.88
   Granted                                         0                  -
   Exercised                                       0                  -
   Expired/Forfeited                         (70,000)                 -
                                     ---------------   ------------------
Outstanding at end of period                       0            $  0.88
                                     ===============   ==================

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

(7)  LEASE COMMITMENTS

     On April 29, 2002, the Company executed a lease agreement for an office and warehouse facility commencing May 1, 2002 for a term of five (5) years.

     Future minimum rentals are as follows:


     2004                 $         36,000
     2005                           36,000
     2006                           36,000

     The rent expense for 2003 and 2002 was $36,000 and $30,320, respectively.

(8)  NOTES AND LOANS PAYABLE


Unsecured  promissory  note,  bearing  interest  at 10%  per annum, convertible into restricted shares of common stock at
$.10 per share.                                              $           375,902

Unsecured loan,  non-interest  bearing and convertible  into
2,000,000 restricted shares of common stock.                                   0
                                                             -------------------
                                                             $           375,902
                                                             ===================

(9)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,138,000 accumulated through June 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(10) SUBSEQUENT EVENTS

Capital Transactions

In July 2003 the Company issued 375,000 shares of restricted common stock in exchange for settlement of a contract dispute.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                   Age    Position(s) with Company
---------------        ---    -----------------------------------------
Louis H. Elwell, III   42     sole officer and director


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

Item 10. Executive Compensation

                         Annual Annual Annual
                             Comp       Comp       Comp      LT Comp     LT Comp  LTIP
Name and Post          Year  Salary     Bonus ($)  Other     Rest Stock  Options  Payouts   All Other
Louis H. Elwell, III,  2003  60,000                           5,000
President, CEO and     2002  60,000                          13,750
Director               2001  36,000
                       2000       0

$60,000 of the $60,000 of the annual compensation salary for Louis H. Elwell, III was accrued rather than paid.

Employee Contracts and Agreements

The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors. In 2001, the Company awarded each director a total of 250,000 shares of common stock.

In April 2003, the Company issued 5,000,000 shares of restricted common stock to employees and officers of the Company for compensation valued at $25,000. For such offering, the Company relied upon the 506 Exemption.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 30, 2003, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of                 Title of  Amount and Nature of   Percent of
Beneficial Owner                    Class      Beneficial Owner        Class
-------------------------------------------------------------------------------
Louis H. Elwell, III                Common      3,343,005              5.8%

All Executive Officers and
Directors as a Group                Common      3,343,005              5.8%

(One (1) person)

Bio-Solutions International, Inc.   Common     12,859,980             22.4%
-------------------

There are no arrangements which may result in the change of control of the Company.

On May 1, 2001, Bio-Solutions International, Inc., a New Jersey corporation ("BSII-NJ") acquired 12,859,980 shares of the Company, for which a Current Report on Form 8-K was filed on June 6, 2001. Mr. Elwell owns: (i) approximately 4.1% of BSII-NJ personally; (ii) is a former officer and director and a 30.0% owner of Aquaculture International, Ltd., which owns 3.9% of BSII-NJ; (iii) is the sole officer, director and shareholder of Kazwell, LLC, which owns 0.7% of BSII-NJ; and (iv) is a former officer and director and a 31.0% owner of Madison Morgan Group, Ltd., which owns 1.5% of BSII-NJ. Mr. Elwell may therefore be determined to control some or all of the shares owned by these entities however they have not been included in determining the amount owned by Mr. Elwell in the chart above because the shares owned by BSII-NJ have not been distributed to date.

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

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Item 1. Index to Exhibits


Number     Description
------     -------------------------------------------------
31.1   *   302 Certification by Chief Executive Officer and
           Chief Financial Officer

32.1   *   Certification by Chief Executive Officer and Chief Financial Officer
           pursuant to 18 U.S.C. 1350.

------------------------------------------


* Attached hereto.

Item 14. Controls and Procedures.

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

                       Bio-Solutions International, Inc.
                                  (Registrant)




Date: November 14, 2003   By: /s/ Louis H. Elwell, III
                          ------------------------------------------
                          Louis H. Elwell, III, sole officer and Director


Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                           Title                              Date

/s/ Louis H. Elwell, III                                       November 14, 2003
-----------------------------
Louis H. Elwell, III               sole officer and director