Form 10QSB
period 2003-09-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2003-12-19
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2003

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

Yes [X] No [_]


As of September 30, 2003, there were 57,754,083 shares of voting stock of the registrant issued and outstanding.

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

The following financial information and discussion and analysis should be read in conjunction with the Company's Annual Report and Amended Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Deficiency..........................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                        Bio-Solutions International, Inc.
                           Consolidated Balance Sheets


                                                          Three Months Ended       Year Ended
                                                             September 30,          June 30,
                                                                 2003                 2003
                                                         --------------------- -------------------
                                                              (unaudited)           (restated)
                                  ASSETS
CURRENT ASSETS
   Cash                                                  $               6,979  $                0
   Accounts receivable - trade                                          40,835              19,295
   Inventory                                                            41,499              31,963
                                                         --------------------- -------------------

          Total current assets                                          89,313              51,258
                                                         --------------------- -------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $69,661and
        $59,895 at 9/30/03 and 6/30/03, respectively)                  347,311             357,077
                                                         --------------------- -------------------

          Total property and equipment                                 347,311             357,077
                                                         --------------------- -------------------

OTHER ASSETS
   Security deposits                                                     3,000               3,000
   Product formulation                                                  50,000              50,000
                                                         --------------------- -------------------

          Total other assets                                            53,000              53,000
                                                         --------------------- -------------------

Total Assets                                             $             489,624 $           461,335
                                                         ===================== ===================

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank Overdraft                                        $                   0 $             6,860
   Accounts payable                                                    512,312             492,410
   Deposits held                                                       115,000              50,000
   Prepaid franchise sale income                                        26,807              27,567
   Capitalized lease payable                                             5,051               5,284
   Notes and loan payable                                              410,102             411,902
                                                         --------------------- -------------------

          Total current liabilities                                  1,069,272             987,163
                                                         --------------------- -------------------

Total Liabilities                                                    1,069,272             987,163
                                                         --------------------- -------------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.0001 par value, authorized
        100,000,000; 57,379,083 and 57,754,083
        shares issued and outstanding, respectively                      5,775               5,738
   Additional paid-in capital                                        1,694,508           1,690,795
   Accumulated deficit                                              (2,279,931)         (2,222,361)
                                                         --------------------- -------------------

          Total stockholders' deficit                                 (579,648)           (525,828)
                                                         --------------------- -------------------

Total Liabilities and Stockholders' Deficit              $             489,624 $           461,335
                                                         ===================== ===================








     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Operations
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                2003                      2002
                                                        ---------------------    ----------------------
REVENUES
   Sales of franchises                                  $               6,423    $               46,600
   Product and service sales                                           68,560                    83,654
                                                        ---------------------    ----------------------

          Total revenues                                               74,983                   130,254
                                                        ---------------------    ----------------------

EXPENSES
   Cost of products                                                    30,274                    82,351
   Operating expenses                                                  90,701                   253,262
                                                        ---------------------    ----------------------

          Total expenses                                              120,975                   335,613
                                                        ---------------------    ----------------------

Net income (loss) before other income (expense)
and provision for income taxes                                        (45,992)                 (205,359)
                                                        ---------------------    ----------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                   (11,578)                   (3,593)
                                                        ---------------------    ----------------------

          Total other income (expense)                                (11,578)                   (3,593)
                                                        ---------------------    ----------------------

Net income (loss) before provision for income taxes                   (57,570)                 (208,952)
                                                        ---------------------    ----------------------

Provision for income taxes                                                  0                         0
                                                        ---------------------    ----------------------

Net income (loss)                                       $             (57,570)   $             (208,952)
                                                        =====================    ======================

Net income (loss) per weighted average share, basic     $               (0.01)   $                (0.01)
                                                        =====================    ======================

Weighted average number of shares                                  57,680,713                50,168,554
                                                        =====================    ======================











     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                Consolidated Statements of Stockholders' Deficit





                                                                  Additional                                    Total
                                         Number of      Common      Paid-in      Deferred                   Stockholders'
                                           Shares       Stock       Capital    Compensation      Deficit     Deficiency
                                       -------------- ---------- ------------- ------------- -------------- -------------
BEGINNING BALANCE, June 30, 2000               90,021          9 $   1,754,727 $      (9,407)$  (1,870,329) $   (125,000)

10/00-shares issued to settle
   accounts payable                               939          1        93,879             0             0        93,880
11/00-shares issued in exchange for
   options                                      1,947          2       194,656             0             0       194,658
02/01-shares issued for services           18,300,000      1,830       181,970             0             0       183,800
02/01-acquisition of PSM                   11,140,020      1,114    (1,943,376)        9,407     1,508,346      (424,509)
S-8 stock for services                      9,370,000        937        92,763             0             0        93,700
144 stock for services                        105,000         10         1,040             0             0         1,050
Shares issued for cash                      1,214,285        121       250,379             0             0       250,500
05/01-asset acquisition                    12,859,980      1,285             0             0             0         1,285
06/01-cancellation of shares              (15,692,910)    (1,570)        1,570             0             0             0
   Net loss                                         0          0             0             0      (454,522)     (454,522)
                                       -------------- ---------- ------------- ------------- -------------- -------------

BALANCE, June 30, 2001                     37,389,282      3,739       627,608             0      (816,505)     (185,158)

Shares issued for cash                        300,000         30        19,970             0             0        20,000
Shares issued for services                  4,657,500        466       462,293             0             0       462,759
Shares issued for equipment                   800,000         80         7,920             0             0         8,000
Shares issued for debt                      3,553,910        355       355,036             0             0       355,391
Shares issued for business acquisition      3,467,862        347       103,689             0             0       104,036
   Net loss                                         0          0             0             0    (1,053,350)   (1,053,350)
                                       -------------- ---------- ------------- ------------- -------------- -------------

BALANCE, June 30, 2002                     50,168,554      5,017     1,576,516             0    (1,869,855)     (288,322)

Shares issued for debt                        210,526         21        39,979             0             0        40,000
Shares issued for services                  7,000,000        700        74,300             0             0        75,000
   Net loss                                         0          0             0             0      (377,506)     (377,506)
                                       -------------- ---------- ------------- ------------- -------------- -------------

BALANCE, June 30, 2003                     57,379,080      5,738     1,690,795             0    (2,222,361)     (550,828)

Shares issued to settle business dispute      375,000         37         3,713             0             0         3,750
   Net loss                                         0          0             0             0       (57,570)      (57,570)
                                       -------------- ---------- ------------- ------------- -------------- -------------

ENDING BALANCE, September 30, 2003,
(unaudited)                                57,754,080 $    5,775 $   1,694,508 $           0 $   (2,279,931)$    (604,648)
                                       ============== ========== ============= ============= ============== =============







     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Cash Flows
                 Three Months Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                   2003              2002
                                                             -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $         (57,570) $      (208,952)
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                        9,766            9,008
     Stock issued for dispute                                            3,750                0
     Reduction of note payable for purchases                                 0                0

Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                 (17,240)         (65,126)
     (Increase) decrease in inventory                                   (9,536)          58,328
     (Increase) in security deposits                                         0             (500)
     Increase in deposits held                                          65,000                0
     Increase in accounts payable                                       19,902              254
     Increase in accrued compensation - related parties                      0           74,400
     Prepaid franchise sale income                                           0           10,000
                                                             -----------------  ---------------

Net cash used for operating activities                                  14,072         (122,588)
                                                             -----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                                             0          (13,331)
                                                             -----------------  ---------------

Net cash used by investing activities                                        0          (13,331)
                                                             -----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capitalized lease                                        (233)               0
     Proceeds of note payable                                                0          122,500
      Bank Overdraft                                                    (6,860)           6,860
                                                             -----------------  ---------------

Net cash provided by financing activities                               (7,093)         129,360
                                                             -----------------  ---------------

Net increase (decrease) in cash                                          6,979           (6,559)

CASH, beginning of period                                                    0           20,334
                                                             -----------------  ---------------

CASH, end of period                                          $           6,979  $        13,775
                                                             =================  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
  Stock issued to settle dispute                             $           3,750  $             0
                                                             =================  ===============
 Taxes paid in cash                                          $               0  $             0
                                                             =================  ===============
 Interest expense paid in cash                               $               0  $             0
                                                             =================  ===============


     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements
                 (Information with regard to September 30, 2003
                             and 2002 is unaudited)


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

     The Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the Company's name to Bio- Solutions International, Inc. and modified the Company's capital structure to allow for the issuance of 101,000,000 total equity shares consisting of 1,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of common stock, with a par value of $0.0001 per share.

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

Revenue Recognition

          The Company's revenue is derived primarily from the sale of its products to its franchised distributors upon shipment of product. Additionally, the Company receives income from the sale of its franchises for exclusive rights for specific geographical territories. This income is recognized upon receipt for the initial down-payment. The balance of the unpaid franchise fee is realized by adding a premium to product purchases of the franchisee.

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

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

          Represents   amounts   due   from   franchisees   for  its   products.
          Substantially all amounts are expected to be collected within one year. The Company has set up an allowance of $1,500 for bad debts.

Interim financial information

          The financial statements for the three months ended September 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2)  PROPERTY AND EQUIPMENT

          The  cost  of  property  and  equipment  is   depreciated   using  the
          straight-line method over the estimated useful lives of the various assets.

                                        September 30,         June 30,
                                             2003               2003
                                       ----------------  ------------------
Machinery and equipment                $        127,518  $          121,518
Office furniture and equipment                   35,579              35,579
Leasehold improvements                          253,875             253,875
                                       ----------------  ------------------
                                                416,972             410,972
Less: Accumulated depreciation                  (69,661)            (59,895)
                                       ----------------  ------------------
                                       $        347,311  $          351,077
                                       ================  ==================

          The depreciation expense for the three months ended September 2003 and 2002 was $ 9,766 and $9,008, respectively.

(3)  INCOME TAXES

          In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of September 30, 2002, the Company has incurred cumulative net operating losses of approximately $2,174,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to twenty years.

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

          In July 2003, the Company issued 375,000 shares of restricted common stock valued at $3,750 to settle a business dispute.

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

          At June 30, 2003, the Company had no stock options outstanding, as the last of the previously issued options expired worthless during fiscal 2003.

6)   RELATED PARTIES

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

(6)  RELATED PARTIES, continued

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

          Future minimum rentals are as follows:


                2004       $ 36,000
                2005         36,000
                2006         36,000
                2007         12,000

          The rent expense for the three months ended September 30, 2003 and 2002 was $9,000, respectively.

(8)  NOTES AND LOANS PAYABLE

                                                   9/30/03         6/30/03
                                                 ------------   -------------
Unsecured promissory note, bearing interest
at 10% per annum, convertible into restricted
shares of common stock at $.10 per share.        $    410,102   $     411,902

(9)  GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,174,000 accumulated through September 30, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(10) SUBSEQUENT EVENTS

          The Company is currently negotiating an agreement to sell the manufacturing portion of its business and the associated assets. The purchase price is expected to include cash, notes, assumption of certain liabilities and common stock of a public company. The Company received $50,000 toward the purchase price at June 30, 2003.

(11) CONTINGENCY

          The Company has been notified that a franchisee, BioSolutions of Northern Virginia, Inc., has sought to file a complaint with the Commonwealth of Virginia alleging breach of contract and misrepresentation resulting in damages. Legal Counsel has estimated that the claim can be settled for approximately $30,000.

          On October 8, 2003, the Commonwealth of Virginia filed a "show cause" order due to non-registration of the franchising activities in Virginia. The state allegations include various violations of the "Virginia Retail Franchising Act." The probable outcome will be that the Company comply with the registration requirements, refund of franchise fees received in Virginia and to withdraw from the state.

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

Discussion and Analysis

The discussion contained herein reflects the Results of Operations of the Company for the three months ended September 30, 2003 and 2002. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

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

Results of Operations -For the Three Months Ended September 30, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the three months ended September 30, 2003 and 2002, the Company recorded total revenues in the amount of $75,000 and $130,300 respectively. The reason for the decrease was the sale of several franchises in 2002.

For the three months ended September 30, 2003 and 2002, the Company had cost of product of $30,300 and $82,400 respectively. This decrease of product costs was directly related to decreased product sales.

For the three months ended September 30, 2003 and 2002, the Company had operating expenses of $90,700 and $253,300. The Company has been actively reducing its operating costs.

For the three months ended September 30, 2003 and 2002, the Company had total expenses of $121,000 and $335,600.

Net Losses

For the three months ended September 30, 2003 and 2002, the Company reported a net loss of $57,600 and $209,000 respectively.

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

Employees

At September 30, 2003, the Company had a total of 7 employees, of which 6 were employed full time and 1 was employed part time. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

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

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended September 30, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


   Exhibits

Number      Description
------      -------------------------------
31.1   *    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1   *    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed Herewith


     (b)There were no Form 8K filings made during this quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        Bio-Solutions International, Inc.
                        --------------------------------
                                  (Registrant)





Date: December 12, 2003    By: /s/ Louis H. Elwell, III
                              ------------------------------
                              Louis H. Elwell, III
                              President, CEO and Director