Form 10QSB
period 2003-12-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2004-03-24
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: December 31, 2003

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

Yes [X] No [_]


As of December 31, 2003, there were 57,754,083 shares of voting stock of the registrant issued and outstanding.

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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Deficiency..........................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                        Bio-Solutions International, Inc.
                           Consolidated Balance Sheets

                                                                                     December 31,            June 30,
                                                                                         2003                  2003
                                                                                ---------------------- -------------------
                                                                                      (unaudited)          ( restated )
                                               ASSETS
CURRENT ASSETS
   Cash                                                                         $               16,487 $                 0
   Accounts receivable - trade                                                                  64,247              19,295
   Inventory                                                                                    41,968              31,963
                                                                                ---------------------- -------------------

          Total current assets                                                                 122,702              51,258
                                                                                ---------------------- -------------------

PROPERTY AND EQUIPMENT
   (Net of accumulated depreciation of $79,427 and $59,895 at 12/31/03
       and 6/30/03, respectively)                                                              337,545             357,077
                                                                                ---------------------- -------------------

          Total property and equipment                                                         337,545             357,077
                                                                                ---------------------- -------------------

OTHER ASSETS
   Security deposits                                                                             3,000               3,000
   Product formulation                                                                          50,000              50,000
                                                                                ---------------------- -------------------

          Total other assets                                                                    53,000              53,000
                                                                                ---------------------- -------------------

Total Assets                                                                    $              512,247 $           461,335
                                                                                ====================== ===================

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Bank Overdraft                                                               $                  -0- $             6,860
   Accounts payable                                                                            507,816             492,410
   Deposits held                                                                               249,600              50,000
   Prepaid franchise sale income                                                                 - 0 -              27,567
   Capitalized lease payable                                                                     4,818               5,284
   Notes and loan payable                                                                      409,067             411,902
                                                                                ---------------------- -------------------

          Total current liabilities                                                          1,171,301             987,163
                                                                                ---------------------- -------------------

Total Liabilities                                                                            1,171,301             987,163
                                                                                ---------------------- -------------------

STOCKHOLDERS' DEFICIENCY
   Common stock, $0.0001 par value, authorized 100,000,000; 57,379,083
      and 57,754,083 shares issued and outstanding, respectively                                 5,775               5,738
   Additional paid-in capital                                                                1,694,508           1,690,795
   Accumulated deficit                                                                      (2,359,337)         (2,222,361)
                                                                                ---------------------- -------------------

          Total stockholders' deficit                                                         (659,054)           (525,828)
                                                                                ---------------------- -------------------

Total Liabilities and Stockholders' Deficit                                     $              512,247 $           461,335
                                                                                ====================== ===================


     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended                 Six Months Ended
                                                                     December 31,                      December 31,
                                                           -------------------------------    -----------------------------

                                                                2003              2002            2003             2002
                                                          ---------------   --------------   -------------   --------------
REVENUES
   Sales of franchises                                    $         6,078   $       56,311   $      12,501   $       99,911
   Product and service sales                                      102,604           56,646         171,164          140,300
                                                          ---------------   --------------   -------------   --------------

          Total revenues                                          108,682          112,957         183,665          240,211
                                                          ---------------   --------------   -------------   --------------

EXPENSES
   Cost of products                                                54,278           18,799          84,552           56,120
   Operating expenses                                             123,512          118,785         214,213          285,258
                                                          ---------------   --------------   -------------   --------------

          Total expenses                                          177,790          137,584         298,765          341,378
                                                          ---------------   --------------   -------------   --------------

Net income (loss) before other income (expense)
and provision for income taxes                                    (69,108)         (24,627)       (115,100)        (101,167)
                                                          ---------------   --------------   -------------   --------------

OTHER INCOME (EXPENSE):
   Writedown of business inventory                                    -0-              -0-             -0-          (45,030)
   Interest expense                                               (10,298)         (10,483)        (21,876)         (28,220)
                                                          ---------------   --------------   -------------   --------------

          Total other income (expense)                            (10,298)         (10,483)        (21,876)         (73,250)
                                                          ---------------   --------------   -------------   --------------

Net income (loss) before provision for income taxes               (79,406)         (35,110)       (136,976)        (174,417)
                                                          ---------------   --------------  --------------   --------------

Provision for income taxes                                              0                0               0                0
                                                          ---------------   --------------   -------------   --------------

Net income (loss)                                         $       (79,406)  $      (35,110)  $    (136,976)  $     (174,417)
                                                          ===============   ==============   =============   ==============

Net income (loss) per weighted average share, basic                                          $       (0.01)  $        (0.01)
                                                                                             =============   ==============

Weighted average number of shares                                                               57,680,713       50,918,698
                                                                                             =============   ==============



     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                Consolidated Statements of Stockholders' Deficit


                                                                                          Additional                     Total
                                                Number of      Common      Paid-in         Deferred                   Stockholders'
                                                  Shares       Stock       Capital       Compensation      Deficit     Deficiency
                                                ------------ ---------- -------------- --------------- ------------ --------------
BEGINNING BALANCE, June 30, 2000                      90,021 $        9 $    1,754,727 $        (9,407)$ (1,870,329)$     (125,000)

10/00-shares issued to settle accounts payable           939          1         93,879               0            0         93,880
11/00-shares issued in exchange for options            1,947          2        194,656               0            0        194,658
02/01-shares issued for services                  18,300,000      1,830        181,970               0            0        183,800
02/01-acquisition of PSM                          11,140,020      1,114     (1,943,376)          9,407    1,508,346       (424,509)
S-8 stock for services                             9,370,000        937         92,763               0            0         93,700
144 stock for services                               105,000         10          1,040               0            0          1,050
Shares issued for cash                             1,214,285        121        250,379               0            0        250,500
05/01-asset acquisition                           12,859,980      1,285              0               0            0          1,285
06/01-cancellation of shares                     (15,692,910)    (1,570)         1,570               0            0              0
   Net loss                                                0          0              0               0     (454,522)      (454,522)
                                                ------------ ---------- -------------- --------------- ------------ --------------

BALANCE, June 30, 2001                            37,389,282      3,739        627,608               0     (816,505)      (185,158)

Shares issued for cash                               300,000         30         19,970               0            0         20,000
Shares issued for services                         4,657,500        466        462,293               0            0        462,759
Shares issued for equipment                          800,000         80          7,920               0            0          8,000
Shares issued for debt                             3,553,910        355        355,036               0            0        355,391
Shares issued for business acquisition             3,467,862        347        103,689               0            0        104,036
   Net loss                                                0          0              0               0   (1,053,350)    (1,053,350)
                                                ------------ ---------- -------------- --------------- ------------ --------------

BALANCE, June 30, 2002                            50,168,554      5,017      1,576,516               0   (1,869,855)      (288,322)

Shares issued for debt                               210,526         21         39,979               0            0         40,000
Shares issued for services                         7,000,000        700         74,300               0            0         75,000
   Net loss                                                0          0              0               0     (352,506)      (352,506)
                                                ------------ ---------- -------------- --------------- ------------ --------------

BALANCE, June 30, 2003                            57,379,080      5,738      1,690,795               0   (2,222,361)      (525,828)

Shares issued to settle business dispute             375,000         37          3,713               0            0          3,750
   Net loss                                                0          0              0               0     (136,976)      (136,976)
                                                ------------ ---------- -------------- --------------- ------------ --------------

ENDING BALANCE, December 31, 2003,
(unaudited)                                       57,754,080 $    5,775 $    1,694,508 $             0 $ (2,359,337)$     (659,054)
                                                ============ ========== ============== =============== ============ ==============








     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                      Consolidated Statements of Cash Flows
                   Six Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                                                                         2003                       2002
                                                                                ----------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $             (136,976)     $            (174,417)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation                                                                               19,532                     18,755
     Stock issued for services                                                                   - 0 -                     50,000
     Stock issued to satisfy debt                                                                - 0 -                     40,000
     Stock issued for dispute                                                                    3,750                          0
     Reduction of note payable for purchases                                                    (2,835)                         0

Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                         (44,952)                   (94,919)
     (Increase) decrease in inventory                                                           (9,005)                    53,048
     (Increase) in security deposits                                                                 0                       (500)
     Increase in deposits held                                                                 199,600                          0
     Increase in accounts payable                                                               22,266                     (2,928)
     Increase in accrued compensation - related parties                                          - 0 -                    129,500
     Prepaid franchise sale income                                                             (27,567)                   (35,000)
                                                                                ----------------------      ---------------------

Net cash used for operating activities                                                          23,813                    (16,461)
                                                                                ----------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of fixed assets                                                                 - 0 -                    (43,288)
                                                                                ----------------------      ---------------------

Net cash (used) by investing activities                                                              0                    (43,288)
                                                                                ----------------------      ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capitalized lease                                                                (466)                         0
     Proceeds of note payable                                                                    - 0 -                     40,500
      Bank Overdraft repayment                                                                  (6,860)                         0
                                                                                ----------------------      ---------------------

Net cash provided (used) by financing activities                                                (7,326)                    40,500
                                                                                ----------------------      ---------------------

Net increase (decrease) in cash                                                                 16,487                    (19,249)

CASH, beginning of period                                                                        - 0 -                     20,334
                                                                                ----------------------      ---------------------

CASH, end of period                                                             $               16,487      $               1,085
                                                                                ======================      =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
 Taxes paid in cash                                                             $                    0      $                   0
                                                                                ======================      =====================
 Interest expense paid in cash                                                  $                    0      $                   0
                                                                                ======================      =====================

 Stock issued to settle dispute                                                 $                3,750      $                   0
                                                                                ======================      =====================


     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements
      (Information with regard to December 30, 2003 and 2002 is unaudited)

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

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements

(1) SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Represents amounts due from franchisees for its products. Substantially all amounts are expected to be collected within one year. The Company has set up an allowance of $2,932 for bad debts.

Interim financial information

The financial statements for the three months ended September 30, 2003 and 2002 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2)  PROPERTY AND EQUIPMENT

The cost of property and equipment is depreciated using the straight-line method over the estimated useful lives of the various assets.

                                     December 30,            June 30,
                                         2003                  2003
                                 ---------------------    -------------------
Machinery and equipment          $121,518                 $           121,518
Office furniture and equipment                  35,579                 35,579
Leasehold improvements                         259,875                259,875
                                 ---------------------    -------------------
                                               416,972                416,972
Less: Accumulated depreciation                 (79,427)               (59,895)
                                 ---------------------    -------------------
                                 $             337,545    $           357,077
                                 =====================    ===================

     The depreciation expense for the six months ended December 2003 was $ 9760.

(3)  INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of December 31, 2003, the Company has incurred cumulative net operating losses of approximately $2,359,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to twenty years.

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

(6)  RELATED PARTIES, continued

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

(7)  LEASE COMMITMENTS

On April 29, 2002, the Company executed a lease agreement for an office and warehouse facility commencing May 1, 2002 for a term of five (5) years. An officer and director owns one-third of the entity which owns the leased facility. Future minimum rentals are as follows:


       2004                         $    36,000
       2005                              36,000
       2006                              36,000
       2007                              12,000

The rent expense for the three months ended September 30, 2003 and 2002 was $9,000, respectively.

(8)  NOTES AND LOANS PAYABLE

                                                     12/31/03         6/30/03
                                                    -------------   ------------
Unsecured promissory note, bearing interest
at 10% per annum, convertible into restricted
shares of common stock at $.10 per share.           $     409,067   $    411,902

(9)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 2,359 ,000 accumulated through December 31, 2003. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(10) SUBSEQUENT EVENTS

The Company sold the manufacturing portion of its business and the associated assets in March 2004. The Company received a $250,000 deposit toward the purchase price as of December 31, 2003.

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

General

In March 2004, the Company sold certain of its assets associated with the manufacturing portion of its business to Bio Solutions Manufacturing, Inc., a Nevada corporation ("BSMI"). As a part of such agreement, BSMI agreed to assume certain liabilities totaling $309,709.60 to be paid within six (6) months of closing, with no less than $25,000 being paid each month until all the liabilities are satisfied. BSMI issued 2,000,000 shares of the restricted common stock of Single Source Financial Services, Inc., paid the Company $250,000.00 cash and agreed to make payments in the amount of $25,000.00 per month for a period of four (4) months as payment for the assets.

Also in March 2004, BSMI entered into a marketing/manufacturing agreement with Bio-Solutions Franchise Corp. ("BSFC"). As a part of the agreement, BSMI will manufacture, test, research and develop environmental products for BSFC to market and sell. The term of the agreement is for a period of ten (10) years.

Discussion and Analysis

The  discussion  contained  herein  reflects  the Results of  Operations  of the
Company for the three months ended  December  31, 2003 and 2002.  The  following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

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

Results of Operations - For the Three and Six Months Ended December 31, 2003 and 2002

Financial Condition, Capital Resources and Liquidity

For the three months ended December 31, 2003 and 2002, the Company recorded total revenues in the amount of $108,682 and $112,957 respectively. For the six months ended December 31, 2003 and 2002, the Company recorded total revenues in the amount of $183,665 and $240,211 respectively.

For the three months ended December 31, 2003 and 2002, the Company had cost of product of $54,278 and $18,799 respectively. For the six months ended December 31, 2003 and 2002, the Company had cost of product of $84,552 and $56,120 respectively.

For the three months ended December 31, 2003 and 2002, the Company had operating expenses of $123,512 and $118,785. For the six months ended December 31, 2003 and 2002, the Company had operating expenses of $214,213 and $285,258.

For the three months ended December 31, 2003 and 2002, the Company had total expenses of $177,790 and $137,584. For the six months ended December 31, 2003 and 2002, the Company had total expenses of $298,765 and $341,378.

Net Losses

For the three months ended December 31, 2003 and 2002, the Company reported a net loss of $79,406 and $35,110 respectively. For the six months ended December 31, 2003 and 2002, the Company reported a net loss of $136,976 and $174,417 respectively.

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

Employees

At December 31, 2003, the Company had a total of 7 employees, of which 6 were employed full time and 1 was employed part time. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

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

                                     PART II


Item 1. Legal Proceedings.

In October 2003, Bio-Solutions of Northern Virginia, LLC and Joel H. Bernstein filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia alleging breach of contract, promissory estoppel, fraudulent inducement to contract, fraud and misrepresentation and violation of Virginia Retail Franchise Act. Additionally, also in October 2003, The Commonwealth of Virginia State Corporation Commission issued a Rule to Show Cause regarding the Company's failure to register the sale of a Virginia franchise to one of its residents. The hearing on the Rule to Show Cause was set for January 2004 but has been continued pending settlement negotiations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults in Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ended December 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

   Exhibits

Number        Description
------        -------------------------------

10.1   *       Asset  Purchase  Agreement  between the Company and Bio Solutions
               Manufacturing, Inc. dated March 12, 2004.

10.2   *       Marketing/Manufacturing    Agreement    between   Bio   Solutions
               Manufacturing Inc. and Bio-Solutions  Franchise Corp. dated March
               12, 2004.

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



                        Bio-Solutions International, Inc.
                        --------------------------------
                                  (Registrant)


Date: March 23, 2004

By: /s/ Louis H. Elwell, III
   ------------------------------
   Louis H. Elwell, III
   Sole officer and Director