Form 10QSB
period 2004-03-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2004-06-22
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2004

Commission file no.: 33-25126-D

                        Bio-Solutions International, Inc.
                     --------------------------------------
                 (Name of Small Business Issuer in its Charter)


Nevada                                                        85-0368333
------------------------------                       ---------------------------
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                               Identification No.)

1161 James Street
Hattiesburg, MS                                                 39402
--------------------------------------               ---------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (601) 582-4000

Securities registered under Section 12(b) of the Act:

Title of each class                                    Name of each exchange
                                                        on which registered

None                                                          None
---------------------------------                     --------------------------

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

            Yes [X] No [_]


     As of March 31, 2004, there were 57,809,083 of voting stock of the registrant issued and outstanding.



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

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Cash Flows........................................F-4

Notes to Consolidated Financial Statements...................................F-5

                        Bio Solutions International Inc.
                           Consolidated Balance Sheet
                                 March 31, 2004

                                                                                  March 31,
                                                                                    2004
                                                                                -----------------
                            ASSETS
CURRENT ASSETS
        Cash                                                                    $          26,069
        Accounts receivable -other                                                        150,000
         Accounts receivable- trade (net)                                                  93,635
                                                                                -----------------
              Total current assets                                                        269,704

OTHER NON-CURRENT ASSETS
         Investments Held                                                                 100,000
         Security Deposit                                                                   3,000
                                                                                -----------------
              Total non-current assets                                                    103,000
                                                                                -----------------
Total assets                                                                    $         372,704
                                                                                =================

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
        Accounts payable and accruals                                           $         420,627
         Note payable                                                                     409,067
                                                                                -----------------
              Total current liabilities                                                   829,694
                                                                                -----------------
Total liabilities                                                                         829,694
                                                                                -----------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
        Common stock $0.0001 par value, 100,000,000 authorized,                             5,775
           57,754,083  issued and outstanding
        Additional paid in capital                                                      1,694,508
         Accumulated Deficit                                                           -2,207,273
              Total stockholders' equity (deficit)                                       -456,990
                                                                                -----------------
Total liabilities and stockholders' equity (deficit)                            $         362,704
                                                                                =================


    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions International Inc.
                      Consolidated Statements of Operations
           For the Nine and Three Months Ended March 31, 2004 and 2003

                                                              Nine Months Ending                Three Months Ending
                                                          March 31,        March 31,        March 31,        March 31,
                                                            2004              2003             2004            2003
                                                       --------------- ----------------   ---------------- ---------------
REVENUES
   Sales of franchises                                 $        12,501 $        154,339   $              - $        54,428
   Product and service sales                                   299,951          264,710            128,787         124,410
                                                       --------------- ----------------   ---------------- ---------------
                   Total revenues                              312,452          419,049            128,787         178,838

COST OF GOODS SOLD                                             138,200           79,384             53,648          23,264
                                                       --------------- ----------------   ---------------- ---------------
                   Gross profit                                174,252          339,665             75,139         155,574

OPERATING EXPENSES                                             340,594          318,558            206,496          99,153
                                                       --------------- ----------------   ---------------- ---------------
                   Total operating expenses                    340,594          318,558            206,496          99,153
                                                       --------------- ----------------   ---------------- ---------------

Net income (loss) before other income (expenses) and
provision for income taxes-continuing operations              -166,342           21,107           -131,357          56,421
                                                       --------------- ----------------   ---------------- ---------------

OTHER INCOME (EXPENSE)
             Interest (expense)                                -32,174          -24,562            -10,298         -10,483
                                                       --------------- ----------------   ---------------- ---------------
                   Total other income (expense)                -32,174          -24,562            -10,298         -10,483
                                                       --------------- ----------------   ---------------- ---------------

Net income (loss) before provision for income taxes
continuing operations                                         -198,516           -3,455           -141,655          45,938
Provision for income taxes- continuing operations                    0                0                  0               0
                                                       --------------- ----------------   ---------------- ---------------
Net income (loss)-continuing operations                       -198,516           -3,455           -141,655          45,938
                                                       --------------- ----------------   ---------------- ---------------

DISPOSED OF OPERATIONS
             Net Loss from disposed of operations             -116,771         -181,525            -36,655         -56,501
             Gain on sale of disposed of operations            380,375                0            380,375               0
                                                       --------------- ----------------   ---------------- ---------------
Income (loss)- from disposed of operations before              263,604         -181,525            343,720         -56,501
provision for income tax
Provision for income taxes- disposed of operations                   0                0                  0               0
Net income (loss)-on sale of disposed of operations            263,604         -181,525            343,720         -56,501
                                                       --------------- ----------------   ---------------- ---------------
Net income (loss)-                                     $        65,088 $       -184,980   $        202,065 $       -105,63
                                                       =============== ================   ================ ===============

Net income (loss) per weighted average share
 Continuing Operations                                          ($0.00)          ($0.00)            ($0.00)          $0.00
 Disposed of Operations                                          $0.00           ($0.00)             $0.01          ($0.00)
                                                       =============== ================   ================ ===============
Weighted average number of shares                           57,729,538       57,296,867         57,754,083      57,296,867
                                                       =============== ================   ================ ===============


    The accompanying notes are an integral part of the financial statements.

                        Bio Solutions International Inc.
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2004 and 2003

                                                                                    March 31,        March 31,
                                                                                      2004              2003
                                                                                ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                             $        65,088   $      -184,980

  Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
                    Stock Issued for services                                                 0            90,000
                    Reduction of notes payable for purchases                             -2,835                 0
                    Common stock issued for dispute                                       3,750                 0
  Changes in operating assets and liabilities:
                   (Increase) decrease in accounts receivable                           -74,340          -159,989
                   (Increase) decrease in accounts payable and other accruals             6,287           134,547
                    (Incr.)/decr.  in assets of disposed of operations                  389,040            36,124
                    Incr./(decr.) in liabilities  of disposed of operations             -26,494           -14,476
                    Prepaid franchise sales income                                      -27,567            -3,040
                                                                                ---------------   ---------------
Net cash provided (used) by operating activities                                        332,929          -101,814

CASH FLOW FROM INVESTING ACTIVITIES:
   Receivable from sale of disposed of operation                                       -150,000                 0
    Reduction in deposits held for sale of business                                     -50,000                 0
   Investments Held                                                                    -100,000                 0
                                                                                ---------------   ---------------
Net cash provided (used) by investing activities                                       -300,000                 0

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds of note and loan payable                                                           0            82,500
  Decrease in cash overdraft                                                             -6,860                 0
                                                                                ---------------   ---------------
Net cash provided (used) by financing activities                                         -6,860            82,500
                                                                                ---------------   ---------------

Net increase (decrease) in cash                                                          26,069           -19,314

CASH - BEGINNING                                                                              0            20,334
                                                                                ---------------   ---------------
CASH - ENDING                                                                   $        26,069   $         1,020
                                                                                ===============   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense                                                  $             -   $             -
                                                                                ===============   ===============
Cash paid for income taxes                                                      $             -   $             -
                                                                                ===============   ===============
Common stock issued for debt conversion                                         $             -   $        40,000
                                                                                ===============   ===============
Common stock issued to settle dispute                                           $         3,750   $             -
                                                                                ===============   ===============

    The accompanying notes are an integral part of the financial statements.

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements
        (Information with regard to March 31, 2004 and 2003 is unaudited)

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

     The Company pursuant to an "Asset Purchase Agreement" dated March 18, 2004 has sold its manufacturing division , thus its activities are exclusively the sale and marketing of franchises and related sale of its products.

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

     Investments held.

     The Company received 2,000,000 shares of restricted common stock of Bio-solutions Manufacturing, Inc.as part of the consideration received pursuant to the "Asset purchase Agreement" dated March 18, 2004. The valuation of these shares are based on an estimate of the value of assets exchanged in this transaction and consideration of the limited marketability of these shares and the restrictions on their future disposition.

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

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements

(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Inventory

     Inventory has historically been stated at the lower of cost or market. As a result of the sale of its manufacturing division, the Company does not inventory its products.

     Accounts receivable

     Represents amounts due from franchisees for its products. Substantially all amounts are expected to be collected within one year. The Company has set up an allowance of $7,932 for bad debts.

     Interim financial information

     The financial statements for the nine and three months ended March 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.


(2)  PROPERTY AND EQUIPMENT

     The cost of property and equipment has been depreciated using the straight-line method over the estimated useful lives of the various assets. Effective March 1, 2004 pursuant to an " Asset Purchase Agreement" ( see Note ) dated March 18, 2004 has sold all its fixed assets. The sale of fixed assets consisted of equipment, machinery and leasehold improvements totalling $ 416,972 net of accumulated depreciation of $ 91,660.

     The depreciation expense for the nine months ended March 31, 2004 was $ 31,745 was charged to net loss from discontinued operations.


(3)  INCOME TAXES

     In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of December 31, 2003, the Company has incurred cumulative net operating losses of approximately $2,200,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to fifteen years. The tax affect from the sale of its manufacturing division on March 12, 2004 would have been approximately $ 125,000. Due to the significant net operating loss forwards this has been fully offset.

(4)  CAPITAL TRANSACTIONS

     On October 10, 2000, the Company issued an aggregate 939 post-reverse split shares (93,880 pre-reverse split shares) of the Company's restricted, unregistered common stock in settlement of outstanding trade accounts payable in the amount of approximately $93,880.

     In February 2001, the Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada

                        Bio-Solutions International, Inc.
                   Notes to Consolidated Financial Statements

(4)  CAPITAL TRANSACTIONS (Continued)

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

(6)  RELATED PARTIES

     On May 16, 2001, the Company entered into an employment agreement with a shareholder commencing May 1, 2001 for a term of five (5) years. In addition, there is a sign-on bonus of 100,000 shares of restricted common stock and an additional 100,000 shares upon completion of the manufacturing of a specific quality of product. The annual compensation is fixed at $60,000 per annum has been increased to $ 120,000 effective January 1, 2004.

     The Company entered into an informal compensation agreement with two shareholders for consulting and marketing services to the Company. Services are being accrued at $10,000 per month


(7)  LEASE COMMITMENTS

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

     The rent expense for the nine months ended March 31, 2004 and 2003 was $27,000, respectively. As a result of the "Asset Purchase Agreement" whereby the Company sold its manufacturing operations, the obligation of the lease payments have been assumed by the Bio-Solutions Manufacturing, Inc. The Company receive its office facilties at no charge. The rent expense incurred per above has been charged to net loss from discontiued operations.


(8)  NOTES AND LOANS PAYABLE

                                                    03/31/04       6/30/03
                                                  -----------    -----------
Unsecured promissory note, bearing interest
at 10% per annum, convertible into restricted
shares of common stock at $.10 per share.         $   409,067    $   411,902

(9)  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $ 2,200 ,000 accumulated through March 31, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(10) SALE OF MANUFACTURING DIVISION

     On March 12, 2004, the Company sold its manufacturing division to Bio-Solutions Manufacturing, Inc. ( a Nevada Company ) effective March 1, 2004. The assets sold consisted of all the Company's fixed assets, inventory products and its various product formulations. The gross sales price was $ 809,711 which consisted of $ 250,000 cash at closing, $ 100,000 installment obligation ( payable in monthly installments of $ 25,000 ) assumption of $ 309,711 of accounts payable and $ 50,000 reduction of the Company's note obligation. The gain recognized on this sale was $ 380,675. The estimated tax affect of this gain is $ 125,000 which will be offset by the company's net operating losses.

     The purchaser of the manufacturing operations is considered a related party due to some common ownership of the Company.

     The agreement provides for an exclusive sale of the Bio-Solution products to the Company at a pre-determined fixed pricing which allocates the potential gross profit previously realized between both parties. In addition, the Company will be allowed to use its existing office facilities at no charge. Various non-manufacturing operating expenses incurred will be allocated to the Company's accordingly.


(11) LITIGATION

     The Company has settled a lawsuit with a former franchisee, BioSolutions of Northern Virginia, Inc., which sought to file a complaint with the Commonwealth of Virginia alleging breach of contract and misrepresentation resulting in damages. The plainiffs in the litigation Joel H. Bernstein, personally and Bio- Solutions of Northern Virginia LLC have a judgement by default against the Company in the amount of $ 85, 380.63. The settlement requires an initial payment of $ 35,000 monthly installments of $ 1,000 until paid in full.

     On October 8, 2003, the Commonwealth of Virginia filed a "show cause" order due to non-registration of the franchising activities in Virginia. The state allegations include various violations of the "Virginia Retail
     Franchising Act." The outcome was that the Company comply with the registration requirements, refund of franchise fees received in Virginia and to withdraw from the state.

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

     The Company recorded a gain on disposed of operations in the amount of $330,375, net of income tax effects.

Discussion and Analysis

     The discussion contained herein reflects the Results of Operations of the Company for the three months ended March 31, 2004 and 2003. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

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

Results of Operations - For the Three and Nine Months Ended March 31, 2004 and 2003

Financial Condition, Capital Resources and Liquidity

     At March 31, 2004, the Company has $372,700 in total assets, of which $269,700 are current assets and $100,000 is the common stock of BSMC held as a result of the sale of that portion of the Company's business.

     The Company has negative working capital of $560,000, and recorded a net loss from continuing operations of $198,500 and $185,000 for the nine months and $141,700 and $10,600 for the three months ended March 31, 2004 and 2003, respectively.

     The Company has no prospects at present to raise additional capital, in any form. The Company expects to continue to record losses for the foreseeable future.

Net Income / Loss

     The Company recorded a net loss from continuing operations of $198,500 and $185,000 for the nine months and $141,700 and $10,600 for the three months ended March 31, 2004 and 2003, respectively.

     The Company recorded net income, after gain on disposal of operations of $65,100 and a loss of $185,000 for the nine months and $202,000 gain and $10,600 loss for the three months ended March 31, 2004 and 2003, respectively.

Employees

     The Company has two employees at March 31, 2004.

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

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward- looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

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

                                     PART II

Item 1. Legal Proceedings.

     In October 2003, Bio-Solutions of Northern Virginia, LLC and Joel H. Bernstein filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia alleging breach of contract, promissory estoppel, fraudulent inducement to contract, fraud and misrepresentation and violation of Virginia Retail Franchise Act. This lawsuit was settled for $60,000, to be paid $35,000 initially with payments of $1,000 monthly until paid in full. In the event any installments are not timely paid the additional sum of $2,389 is due as interest. The initial payment of $35,000, and the first monthy installment of $1,000 has been tendered by the Company pending execution of the settlement documents.

     Additionally, also in October 2003, The Commonwealth of Virginia State Corporation Commission issued a Rule to Show Cause regarding the Company's failure to register the sale of a Virginia franchise to one of its residents. This issue was settled by the Company agreeing to comply with Virginia's registration requirements, refund of franchise fees received in Virginia, to withdraw from offering franchises in the State of Virginia and to pay the State of Virginia the sum of $2,000 for legal fees.


Item 2. Changes in Securities and Use of Proceeds

     None.


Item 3. Defaults in Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ended March 31, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information

     None.


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibits
Number        Description
------     -------------------------------

31.1   *   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.2   *   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed Herewith

     (b) There were no Form 8K filings made during this quarter.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Bio-Solutions International, Inc.
                        --------------------------------
                                  (Registrant)


Date: June 22, 2004



/s/ Louis H. Elwell
---------------------------------------
Louis H. Elwell
Sole Officer and Director