Form 10KSB
period 2004-06-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2004-10-14
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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


Securities registered under Section 15(g) of the Exchange Act:

Title of each class                                   Name of each exchange
         None                                         on which registered
----------------------                                -------------------------


Securities registered under Section 15(g) of the Exchange Act:

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



Of the 97,809,083 shares of voting stock of the registrant issued and outstanding as of June 30, 2004, 41,176,098 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2004 is $407,643.37.

                                     PART I

Item 1. Description of Business

Business Development

     In March 2004, the Company sold certain of its assets associated with the manufacturing portion of its business to Bio Solutions Manufacturing, Inc., a Nevada corporation ("BSMI"). As a part of such agreement, BSMI agreed to assume certain liabilities totaling $309,709.60 to be paid within six (6) months of closing, with no less than $25,000 being paid each month until all the liabilities are satisfied. BSMI issued to BSII 2,000,000 shares of the restricted common stock of Single Source Financial Services, Inc., paid the Company $250,000.00 cash and agreed to make payments in the amount of $25,000.00 per month for a period of four (4) months as payment for the assets. Also in March 2004, BSMI entered into a marketing/manufacturing agreement with Bio-Solutions Franchise Corp. ("BSFC"). As a part of the agreement, BSMI will manufacture, test, research and develop environmental products for BSFC to market and sell as the Company has in the past. The term of the agreement is for a period of ten (10) years.

     In July 2004, the Company approved the spin out of its wholly owned subsidiary, BSFC, to its existing shareholders. The spin out was approved by shareholder consent and made effective June 30, 2004. The spin out resulted in a transfer of all remaining assets of BSII into BSFC, while relieving BSFC shareholders of certain BSII liabilities. BSFC will function as a non-trading non reporting entity going forward.

     Bio-Solutions International, Inc., a Nevada corporation (the "Company"), prior to the sale of BSMI and the spin out of BSFC, was a technology provider of biological solutions to industries that desire environmentally-friendly forms of waste remediation.

     The Company currently operates as Bio-Solutions International, Inc. Unless the context indicates otherwise, references hereinafter to "the Company". All references hereinafter refer only to Bio-Solutions International, Inc. without inclusion of its former subsidiaries. The Company's principal place of business is 1161 James Street, Hattiesburg, MS 39402, and its telephone number at that address is (601) 582-4000. The Company currently has no operations and is in the process of building and establishing a new business plan.

     The Company is presently trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol BSLU.

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

Business of Registrant

GENERAL

     The Company currently has no operations and is in the process of building and establishing a new business plan.

     As of July 1, 2004, the Company has no operations, products, services or business plan.

Employees and Consultants

     At June 30, 2004, the Company employed one (1) person, who is part-time. This employee is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company plans to employ additional personnel as needed.


Item 2. Description of Property

     The Company temporarily maintains its executive offices at 1161 James Street, Hattiesburg, MS 39402. Its telephone number is (601) 582-4000 and its facsimile number is (601) 582-4100. Since July 1, 2004, this situation has been temporary and may be terminated at any time since the Company has been permitted to remain co-located on a rent-free basis.

     In April 2002, the Company entered into a lease for the premises located at 1161 James Street, Hattiesburg, Forest County, Mississippi. This lease was assigned to BSMI on June 30, 2004.

     The Company owns no real property nor any personal property.


Item 3. Legal Proceedings

     In October 2003, Bio-Solutions of Northern Virginia, LLC and Joel H. Bernstein filed a Motion for Judgment in the Circuit Court for the City of Alexandria, Virginia alleging breach of contract, promissory estoppel, fraudulent inducement to contract, fraud and misrepresentation and violation of Virginia Retail Franchise Act. Additionally, also in October 2003, The Commonwealth of Virginia State Corporation Commission issued a Rule to Show
Cause regarding the Company's failure to register the sale of a Virginia franchise to one of its residents. The hearing on the Rule to Show Cause was held in January 2004. Any and all obligations under the settlement agreement of this action have been assumed by BSFC.


Item 4. Submission of Matters to a Vote of Security Holders

     On July 20, 2004, the Company filed a Schedule 14C approving by shareholder consent a reverse split of the common stock of 1 for 500, the creation of a class of preferred stock and approved a restatement of the authorized shares after the reverse split of 110,000,000, of which 10,000,000 is preferred and 100,000,000 is common, and approved the spinout of BSFC to existing shareholders. All of which actions have been taken.


Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol BSLU.

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

     As of June 30, 2004, there were approximately 1,006 holders of record of the Company's common stock.

     As of June 30, 2004, the Company had 57,809,083 its common stock issued and outstanding, 42,814,679 of which were restricted Rule 144 shares and 14,994,404 of which were free-trading. Of the Rule 144 shares, 15,202,985 have been held by affiliates of the Company for more than one (1) year.

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

     Beginning in early fiscal 2004 the Company began to seek a way to exit its then existing core business and determine its best course of action going forward. BSMI was sold to an independent third party group in the third quarter of fiscal 2004, and BSFC was spun out to the existing shareholders of BSII effective June 30, 2004. Beginning July 1, 2004, the Company is in the process of building and establishing a new business plan. As of July 1, 2004, the Company has no operations, products, services or business plan.

     The accounting for the year are as for a company divesting itself of its operations.

Results of Operations - For the Year Ended June 30, 2004 and June 30, 2003

Revenues

     The accounting for the year are as for a company divesting itself of its operations, as such, the Company recorded no revenues for the years presented.

Operating Expenses

     Selling, general and administrative expenses for the year ended June 30, 2004 were $29,697 versus $19,175 for the year ended June 30, 2003. These expenses are those allocated to the parent company and include such items as the audit, transfer agent fees, and management expenses of the sole officer/employee. Net loss was $130,400 and $268,400, respectively. The primary reason for the decrease was the gain recognized upon the sale of BSMI.

Assets and Liabilities

     Assets were $0 at June 30, 2004, and $479,500 at June 30, 2003. At June 30, 2003, assets consisted primarily of assets held for disposal. Liabilities were $567,900 and $921,200 at June 30, 2004 and at June 30, 2003, respectively. At June 30, 2004 liabilities consisted primarily of notes payable and accrued interest.

Stockholders' Deficit

     Stockholders' deficit was $567,900 at June 30, 2004 and $441,700 at June 30, 2003.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2004 and 2003 the Company had cash and cash equivalents of $0. Beginning July 1, 2004, the Company is in the process of building and establishing a new business plan. As of July 1, 2004, the Company has no operations, products, services or business plan.

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

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Deficiency.........................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Bio-Solutions International, Inc.
Hattiesburg, Mississippi

We have audited the accompanying balance sheets of Bio-Solutions International, Inc. as of June 30, 2004 and 2003 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with US generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                       /s/  Baum & Company, P.A.
                                                            Baum & Company, P.A.

Coral Springs, Florida
September 30, 2004

                        Bio-Solutions International, Inc.
                                 Balance Sheets
                                    June 30,

                                                                                        2003           2004
                                                                                --------------- --------------
                                   ASSETS
CURRENT ASSETS
   Assets held for disposal                                                     $       479,475 $            0
   Accounts receivable - trade                                                                0              0
   Inventory                                                                                  0              0
                                                                                --------------- --------------
          Total current assets                                                          479,475              0
                                                                                --------------- --------------
PROPERTY AND EQUIPMENT
   Net of accumulated depreciation                                                            0              0
                                                                                --------------- --------------
          Total property and equipment                                                        0              0
                                                                                --------------- --------------
OTHER ASSETS
   Security deposits                                                                          0              0
   Investments                                                                                0              0
   Product formulation                                                                        0              0
   Goodwill                                                                                   0              0
                                                                                --------------- --------------
          Total other assets                                                                  0              0
                                                                                --------------- --------------
Total Assets                                                                    $       479,475 $            0
                                                                                =============== ==============
                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Liabilities held for disposal                                                $       392,022 $            0
   Accounts payable                                                                           0          4,865
   Prepaid franchise sale income                                                              0              0
   Accrued interest                                                                     117,239        158,070
   Notes and loan payable                                                               411,902        404,997
                                                                                --------------- --------------
          Total current liabilities                                                     921,163        567,932
                                                                                --------------- --------------
Total Liabilities                                                                       921,163        567,932
                                                                                --------------- --------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 1,000,000 shares;
     none issued and outstanding                                                              0              0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      57,379,083 and 57,809,083 issued and outstanding shares; respectively               5,738          5,782
   Additional paid-in capital                                                         1,690,795      1,694,914
   Accumulated deficit                                                               (2,138,221)    (2,268,628)
                                                                                --------------- --------------
          Total stockholders' deficit                                                  (441,688)      (567,932)
                                                                                --------------- --------------

Total Liabilities and Stockholders' Deficit                                     $       479,475 $            0
                                                                                =============== ==============



     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Operations
                              Years Ended June 30,


                                                                           2003                      2004
                                                                   ---------------------    ----------------------
REVENUES
   Sales of franchises                                             $                   0    $                    0
   Product and service sales                                                           0                         0
                                                                   ---------------------    ----------------------

          Total revenues                                                               0                         0
                                                                   ---------------------    ----------------------

EXPENSES
   Cost of products                                                                    0                         0
   Operating expenses                                                             19,175                    29,697
                                                                   ---------------------    ----------------------

          Total expenses                                                          19,175                    29,697
                                                                   ---------------------    ----------------------

Net income (loss) before other income (expense)
and provision for income taxes                                                   (19,175)                  (29,697)
                                                                   ---------------------    ----------------------

OTHER INCOME (EXPENSE):
   Operating loss on discontinued operations                                    (213,643)                 (115,564)
   Gain on assets sold                                                                 0                   380,375
   Loss on spin out of subsidiary                                                      0                  (324,690)
   Interest expense                                                              (35,548)                  (40,831)
                                                                   ---------------------    ----------------------

          Total other income (expense)                                          (249,191)                 (100,710)
                                                                   ---------------------    ----------------------

Net income (loss) before provision for income taxes                             (268,366)                 (130,407)
                                                                   ---------------------    ----------------------

Provision for income taxes                                                             0                         0
                                                                   ---------------------    ----------------------

Net income (loss)                                                  $            (268,366)   $             (130,407)
                                                                   =====================    ======================

Net income (loss) per weighted average share, basic                $               (0.01)   $                (0.01)
                                                                   =====================    ======================

Weighted average number of shares                                             57,317,364                57,760,736
                                                                   =====================    ======================








     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                       Statements of Stockholders' Deficit





                                                                  Additional                                    Total
                                         Number of      Common      Paid-in       Deferred                  Stockholders'
                                           Shares       Stock       Capital     Compensation    Deficit      Deficiency
                                         ------------ ---------- ------------- -------------- ------------ --------------

BEGINNING BALANCE, June 30, 2002           50,168,557      5,017     1,576,516              0   (1,869,855)      (288,322)

Shares issued to settle debt                  210,526         21        39,979              0            0         40,000
Shares issued for services                  7,000,000        700        74,300              0            0         75,000

   Net loss                                         0          0             0              0     (268,366)      (268,366)
                                         ------------ ---------- ------------- -------------- ------------ --------------

BALANCE, June 30, 2003                     57,379,083      5,738     1,690,795              0   (2,138,221)      (441,688)

Shares issued for settlement of dispute       375,000         38         3,712              0            0          3,750
Shares issued with franchise repurchase        55,000          6           407              0            0            413

   Net loss                                         0          0             0              0     (130,407)      (130,407)
                                         ------------ ---------- ------------- -------------- ------------ --------------

ENDING BALANCE, June 30, 2004              57,809,083 $    5,782 $   1,694,914 $            0 $ (2,268,628)$     (567,932)
                                         ============ ========== ============= ============== ============ ==============










     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Cash Flows
                              Years Ended June 30,


                                                                                   2003              2004
                                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $     (268,366)   $     (130,407)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                            0                 0
     Stock issued for services                                                          25,000                 0
     Stock issued for interest expense                                                       0                 0
     Stock issued for business acquisition                                                   0                 0

Changes in operating assets and liabilities:
     (Increase) decrease in assets held for disposal - net                              61,726            84,711
     (Increase) decrease in inventory                                                        0                 0
     (Increase) decrease in security deposits                                                0                 0
     Increase (decrease) in liabilities held for disposal - net                         86,668                 0
     Increase (decrease) in accounts payable                                                 0             4,865
     Increase (decrease) in accrued interest                                            35,548            40,831
                                                                                --------------    --------------

Net cash used for operating activities                                                 (59,424)                0
                                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Writeoff of goodwill                                                                    0                 0
     Investments                                                                             0                 0
     Acquisition of fixed assets                                                             0                 0
                                                                                --------------    --------------

Net cash used by investing activities                                                        0                 0
                                                                                --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition                                                            0                 0
     Proceeds of note and loan payable                                                  39,090                 0
     Proceeds of common stock                                                                0                 0
                                                                                --------------    --------------

Net cash provided by financing activities                                               39,090                 0
                                                                                --------------    --------------

Net increase in cash                                                                   (20,334)                0

CASH, beginning of period                                                               20,334                 0
                                                                                --------------    --------------

CASH, end of period                                                             $            0    $            0
                                                                                ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Non-Cash Financing Activities:
 Stock issued to settle dispute                                                 $            0    $       37,500
                                                                                ==============    ==============
  Stock issued in conjunction with repurchase franchise                         $            0    $          413
                                                                                ==============    ==============
  Stock issued to retire debt                                                   $       40,000    $            0
                                                                                ==============    ==============






     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


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

Principles of consolidation

The financial statements formerly were consolidated and included the accounts of Bio-Solutions International, Inc. and its wholly-owned subsidiary, Bio-solutions Franchise Corporation. As of June 30, 2004, the Company no longer had any subsidiaries.

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

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

(2)  INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of June 30, 2004, the Company has incurred cumulative net operating losses of approximately $2,000,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to fifteen years.

(3)  CAPITAL TRANSACTIONS

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

(3)  CAPITAL TRANSACTIONS, continued

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

In July 2003, the Company issued 375,000 shares of restricted common stock to settle a business dispute. In January 2004, the Company issued 55,000 shares of restricted common stock in conjunction with the repurchase a franchise.

(4)  RELATED PARTIES

On May 16, 2001, the Company entered into an employment agreement with a shareholder commencing May 1, 2001 for a term of five (5) years. In addition, there was a sign-on bonus of 100,000 shares of restricted common stock and an additional 100,000 shares upon completion of the manufacturing of a specific quality of product. The annual compensation was fixed at $60,000 per annum. This employment agreement was assigned to BSFC.

(5)  NOTES PAYABLE


Unsecured promissory notes, bearing interest at        2003            2004
10% per annum, convertible into restricted
shares of common stock at $.10 per share.         $     411,902  $      404,997
                                                  -------------  --------------

                                                  $     411,902  $      404,997
                                                  =============  ==============

(6)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,269,000 accumulated through June 30, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. As of June 30, 2004, has no operations and is in the process of building and establishing a new business plan and seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

(7)  SALE OF MANUFACTURING DIVISION

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

(8)  SPIN OFF OF FRANCHISE DIVISION

Bio-Solutions International, Inc. (the "Company") has spun-out its formerly wholly-owned subsidiary, Bio-Solutions Franchise Corp. ("Franchise") to all of its stockholders of record as of July 20, 2004. The effective date of the spin-out was June 30, 2004. The spin-out was effectuated through a pro-rata distribution of 100% of the capital stock of Franchise. The distribution of the shares of capital stock of Franchise will be pro rata to such existing stockholders of the Company and left each existing stockholder of the Company with the same interest in assets and liabilities of the Company that each shareholder held prior to such distribution. The shares of Franchise capital stock so distributed are "restricted" securities and cannot be resold without registration under the Securities Act of 1933, as amended, unless an exemption from registration is available. Neither Franchise nor any class of its capital stock is registered under the Securities Exchange Act of 1934, as amended. There is no public market for the shares of capital stock of Franchise, nor will there be in the foreseeable future.

(9)  SUBSEQUENT EVENTS

Capital Transactions

In July 2004 the Company issued 40,000,000 shares of restricted common stock in exchange for the agreement of the Comapny's largest creditors to cease collection proceedings until December 31, 2004. These shares are also being used as collateral for those creditors.

In August 2004, the Company completed a one for 500 reverse split of its common stock, and restated it capital stock at 110,000,000 authorized shares, of which 10,000,000 are preferred stock and 100,000,000 are common.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                   Age    Position(s) with Company
---------------        ---    -----------------------------------------
Louis H. Elwell, III   43     sole officer and director


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


Item 10. Executive Compensation


                            Annual     Annual     Annual
                             Comp       Comp       Comp      LT Comp     LT Comp  LTIP
Name and Post          Year  Salary     Bonus ($)  Other     Rest Stock  Options  Payouts   All Other
Louis H. Elwell, III,  2004   6,000
President, CEO and     2003  60,000                           5,000
Director               2002  60,000                          13,750
                       2001  36,000

     100% of the annual compensation salary for Louis H. Elwell, III was accrued rather than paid for the years ended June 30, 2004, 2003 and 2002.

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

Name and Address of                 Title of  Amount and Nature of   Percent of
Beneficial Owner                    Class      Beneficial Owner        Class
-------------------------------------------------------------------------------
Louis H. Elwell, III                Common      3,343,005              5.8%

All Executive Officers and
Directors as a Group                Common      3,343,005              5.8%

(One (1) person)

Bio-Solutions International, Inc.   Common     57,379,083             22.4%
-------------------

     There are no arrangements which may result in the change of control of the Company.


Item 12. Certain Relationships and Related Transactions

     On May 16, 2001, the Company entered into an employment agreement with a shareholder commencing May 1, 2001 for a term of five (5) years. The annual compensation was fixed at $60,000 per annum. This employment agreement was assigned to BSFC as of June 30, 2004.

     The Company entered into an informal compensation agreement with a shareholder for consulting and marketing services to the Company. Services were being accrued at $5,500 per month.

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


Item 1. Index to Exhibits


Number     Description
------     -------------------------------------------------
31.1   *   302 Certification by Chief Executive Officer and
           Chief Financial Officer

32.1   *   Certification by Chief Executive Officer and Chief Financial Officer
           pursuant to 18 U.S.C. 1350.

------------------------------------------
* Attached hereto.


(b) Reports on Form 8-K

     The Company filed a Form 8-K on October 14, 2004, reporting on the spin-off of BSFC.


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


                        Bio-Solutions International, Inc.
                                  (Registrant)




Date: October 14, 2004   By: /s/ Louis H. Elwell, III
                          ------------------------------------------
                          Louis H. Elwell, III, sole officer and Director


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                           Title                              Date

/s/ Louis H. Elwell, III                                       October 14, 2004
-----------------------------
Louis H. Elwell, III               sole officer and director