Form 10QSB
period 2004-09-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2004-11-22
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2004

Commission file no.: 33-25126-D

                        Bio-Solutions International, Inc.
                   -----------------------------------------
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



Securities registered under Section 15(g) of the Act:

                    Common Stock, $0.0001 par value per share
                        -------------------------------
                                (Title of class)

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

Yes [X] No [_]



As of September 30, 2004, there were 97,809,083 presplit shares of voting stock of the registrant issued and outstanding. In August 2004, the Company completed a one for five-hundred reverse split of its common stock reducing its issued and outstanding

----------------------------------.




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

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Deficiency..........................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                        Bio-Solutions International, Inc.
                                 Balance Sheets


                                                                               September 30,         June 30,
                                                                                   2004                2004
                                                                            ------------------- -------------------
                                   ASSETS                                       (unaudited)
CURRENT ASSETS
   Assets held for disposal                                                 $                 0 $                 0
   Accounts receivable - trade                                                                0                   0
   Inventory                                                                                  0                   0
                                                                            ------------------- -------------------
          Total current assets                                                                0                   0
                                                                            ------------------- -------------------

PROPERTY AND EQUIPMENT
   Net of accumulated depreciation                                                            0                   0
                                                                            ------------------- -------------------
          Total property and equipment                                                        0                   0
                                                                            ------------------- -------------------

OTHER ASSETS
   Security deposits                                                                          0                   0
   Investments                                                                                0                   0
   Product formulation                                                                        0                   0
   Goodwill                                                                                   0                   0
                                                                            ------------------- -------------------
          Total other assets                                                                  0                   0
                                                                            ------------------- -------------------

Total Assets                                                                $                 0 $                 0
                                                                            =================== ===================

                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Liabilities held for disposal                                            $                 0 $                 0
   Accounts payable                                                                      21,865               4,865
   Prepaid franchise sale income                                                              0                   0
   Accrued interest                                                                     168,195             158,070
   Notes and loan payable                                                               404,997             404,997
                                                                            ------------------- -------------------
          Total current liabilities                                                     595,057             567,932
                                                                            ------------------- -------------------

Total Liabilities                                                                       595,057             567,932
                                                                            ------------------- -------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                              0                   0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      196,235 and 57,809,083 issued and outstanding shares; respectively                     20               5,782
   Additional paid-in capital                                                         1,700,676           1,694,914
   Accumulated deficit                                                               (2,295,753)         (2,268,628)
                                                                            ------------------- -------------------
          Total stockholders' deficit                                                  (595,057)           (567,932)
                                                                            ------------------- -------------------

Total Liabilities and Stockholders' Deficit                                 $                 0 $                 0
                                                                            =================== ===================



     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Operations
                        Three Months Ended September 30,
                                   (Unaudited)

                                                                           2004                      2003
                                                                   ---------------------    ----------------------
REVENUES
   Sales of franchises                                             $                   0    $                    0
   Product and service sales                                                           0                         0
                                                                   ---------------------    ----------------------
          Total revenues                                                               0                         0
                                                                   ---------------------    ----------------------

EXPENSES
   Cost of products                                                                    0                         0
   Operating expenses                                                             17,000                         0
                                                                   ---------------------    ----------------------
          Total expenses                                                          17,000                         0
                                                                   ---------------------    ----------------------

Net income (loss) before other income (expense)
and provision for income taxes                                                   (17,000)                        0
                                                                   ---------------------    ----------------------

OTHER INCOME (EXPENSE):
   Operating loss on discontinued operations                                           0                   (45,992)
   Gain on assets sold                                                                 0                         0
   Loss on spin out of subsidiary                                                      0                         0
   Interest expense                                                              (10,125)                  (11,578)
                                                                   ---------------------    ----------------------
          Total other income (expense)                                           (10,125)                  (57,570)
                                                                   ---------------------    ----------------------

Net income (loss) before provision for income taxes                              (27,125)                  (57,570)
                                                                   ---------------------    ----------------------

Provision for income taxes                                                             0                         0
                                                                   ---------------------    ----------------------

Net income (loss)                                                  $             (27,125)   $              (57,570)
                                                                   =====================    ======================

Net income (loss) per weighted average share, basic                $               (0.14)   $                (0.01)
                                                                   =====================    ======================

Weighted average number of shares                                                196,235                57,680,713
                                                                   =====================    ======================










     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                       Statements of Stockholders' Deficit


                                                                    Additional                                   Total
                                           Number of      Common      Paid-in        Deferred                 Stockholders'
                                             Shares       Stock       Capital      Compensation      Deficit   Deficiency
                                          ------------- ---------- ------------- -------------- ------------- -------------


BEGINNING BALANCE, June 30, 2002             50,168,557 $    5,017 $   1,576,516 $            0 $  (1,869,855)$    (288,322)

Shares issued to settle debt                    210,526         21        39,979              0             0        40,000
Shares issued for services                    7,000,000        700        74,300              0             0        75,000
   Net loss                                           0          0             0              0      (268,366)     (268,366)
                                          ------------- ---------- ------------- -------------- ------------- -------------

BALANCE, June 30, 2003                       57,379,083 $    5,738 $   1,690,795 $            0 $  (2,138,221)$    (441,688)

Shares issued for settlement of dispute         375,000         38         3,712              0             0         3,750
Shares issued with franchise repurchase          55,000          6           407              0             0           413
   Net loss                                           0          0             0              0      (130,407)     (130,407)
                                          ------------- ---------- ------------- -------------- ------------- -------------

 BALANCE, June 30, 2004                      57,809,083 $    5,782 $   1,694,914 $            0 $  (2,268,628)$    (567,932)

Shares issued for debt collateral            40,000,000      4,000        (4,000)             0             0             0
Reverse split - one for 500                 (97,612,848)    (9,762)        9,762              0             0             0
   Net loss                                           0          0             0              0       (27,125)      (27,125)
                                          ------------- ---------- ------------- -------------- ------------- -------------

ENDING BALANCE, September 30, 2004
(unaudited)                                     196,235 $       20 $   1,700,676 $            0 $  (2,295,753)$    (595,057)
                                          ============= ========== ============= ============== ============= =============











     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Cash Flows
                        Three Months Ended September 30,
                                   (Unaudited)

                                                                                       2004                  2003
                                                                                ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $          (27,125)   $          (57,570)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                0                     0
     Stock issued for services                                                                   0                     0
     Stock issued for interest expense                                                           0                     0
     Stock issued to settle dispute                                                              0                 3,750

Changes in operating assets and liabilities:
     (Increase) decrease in assets held for disposal - net                                       0
     (Increase) decrease in inventory                                                            0                     0
     (Increase) decrease in security deposits                                                    0                     0
     Increase (decrease) in liabilities held for disposal - net                                  0                40,778
     Increase (decrease) in accounts payable                                                17,000                     0
     Increase (decrease) in accrued interest                                                10,125                19,902
                                                                                ------------------    ------------------

Net cash used for operating activities                                                           0                 6,860
                                                                                ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Writeoff of goodwill                                                                        0                     0
     Investments                                                                                 0                     0
     Acquisition of fixed assets                                                                 0                     0
                                                                                ------------------    ------------------

Net cash used by investing activities                                                            0                     0
                                                                                ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank overdraft                                                                 0                (6,860)
     Proceeds of note and loan payable                                                           0                     0
     Proceeds of common stock                                                                    0                     0
                                                                                ------------------    ------------------

Net cash provided by financing activities                                                        0                (6,860)
                                                                                ------------------    ------------------

Net increase in cash                                                                             0                     0

CASH, beginning of period                                                                        0                     0
                                                                                ------------------    ------------------

CASH, end of period                                                             $                0    $                0
                                                                                ==================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
  Stock issued in conjunction with repurchase franchise                         $                0    $                0
                                                                                ==================    ==================
  Stock issued to retire debt                                                   $                0    $                0
                                                                                ==================    ==================


     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements
                  Information with respect to the three months
                 ended September 30, 2004 and 2003 is unaudited)

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

     Interim financial information

     The financial statements for the three months ended September 30, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

(2)  INCOME TAXES

     In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of September 30, 2004, the Company has incurred cumulative net operating losses of approximately $2,300,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to twenty years.

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

     In February 2001, the Company issued 11,140,000 shares of restricted common stock in the reverse acquisition with Paradigm Sales and Marketing, Inc. On March 14, 2001, the Company issued 100,000 shares of restricted common stock as a sign-on bonus in conjunction with an employment agreement. On May 1, 2001, the Company exchanged 12,859,980 restricted shares of common stock for the assets and liabilities of Biosolutions, Inc. (a New Jersey Co.). On May 10, 2001, the Company issued 5,000 post-reverse split shares of restricted,

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

(3)  CAPITAL TRANSACTIONS, continued

     unregistered common stock for consulting services valued at $50. On June 7, 2001, two (2) stockholders agreed to return to treasury 15,692,910 restricted shares of common stock. No consideration was given for these shares.

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

     In July 2004 the Company issued 40,000,000 shares of restricted common stock in exchange for the agreement of the Company's largest creditors to cease collection proceedings until December 31, 2004. These shares are also being used as collateral for those creditors.

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(5)  NOTES PAYABLE

                                                      2004
Unsecured promissory notes, bearing interest at
10% per annum, convertible into restricted
shares of common stock at $.10 per share.         $     404,997
                                                  -------------
                                                  $     404,997
                                                  =============

(6)  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,300,000 accumulated through September 30, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. As of September 30, 2004, has no operations and is in the process of building and establishing a new business plan and seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(7)  SALE OF MANUFACTURING DIVISION

     On March 12, 2004, the Company sold its manufacturing division to Bio-Solutions Manufacturing, Inc. (a Nevada Company ) effective March 1, 2004. The assets sold consisted of all the Company's fixed assets, inventory products and its various product formulations. The gross sales price was $ 809,711 which consisted of $ 250,000 cash at closing, $ 100,000 installment obligation ( payable in monthly installments of $ 25,000 ) assumption of $ 309,711 of accounts payable and $ 50,000 reduction of the Company's note obligation. The gain recognized on this sale was $ 380,675. The estimated tax affect of this gain is $ 125,000 which will be offset by the company's net operating losses.

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

(8)  SPIN OFF OF FRANCHISE DIVISION

     Bio-Solutions International, Inc. (the "Company") has spun-out its formerly wholly-owned subsidiary, Bio- Solutions Franchise Corp. ("Franchise") to all of its stockholders of record as of July 20, 2004. The effective date of the spin-out was June 30, 2004. The spin-out was effectuated through a pro-rata distribution of 100% of the capital stock of Franchise. The distribution of the shares of capital stock of Franchise will be pro rata to such existing stockholders of the Company and left each existing stockholder of the Company with the same interest in assets and liabilities of the Company that each shareholder held prior to such distribution. The shares of Franchise capital stock so distributed are "restricted" securities and cannot be resold without registration under the Securities Act of 1933, as amended, unless an exemption from registration is available. Neither Franchise nor any class of its capital stock is registered under the Securities Exchange Act of 1934, as amended. There is no public market for the shares of capital stock of Franchise, nor will there be in the foreseeable future.

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

Bio-Solutions International, Inc. (the "Company") has spun-out its formerly wholly-owned subsidiary, Bio-Solutions Franchise Corp. ("Franchise") to all of its stockholders of record as of July 20, 2004. The effective date of the spin-out was June 30, 2004. The spin- out was effectuated through a pro-rata distribution of 100% of the capital stock of Franchise. The distribution of the shares of capital stock of Franchise will be pro rata to such existing stockholders of the Company and left each existing stockholder of the Company with the same interest in assets and liabilities of the Company that each shareholder held prior to such distribution. The shares of Franchise capital stock so distributed are "restricted" securities and cannot be resold without registration under the Securities Act of 1933, as amended, unless an exemption from registration is available. Neither Franchise nor any class of its capital stock is registered under the Securities Exchange Act of 1934, as amended. There is no public market for the shares of capital stock of Franchise, nor will there be in the foreseeable future.

The Company recorded a loss on disposed of operations in the amount of $324,690, net of income tax effects.

Discussion and Analysis

The discussion contained herein reflects the Results of Operations of the Company for the three months ended September 30, 2004 and 2003. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

The Company has sold and spun-off its two operating subsidiaries and developing its business plan for future operations.

The Company's principal place of business is 1161 James St., Hattiesburg, MS 39402, and its telephone number at that address is (601) 582-4000. The Company is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BSLU".

Results of Operations - For the Three Months Ended September 30, 2004 and 2003

Financial Condition, Capital Resources and Liquidity

At September 30, 2004, the Company has $0 in total assets.

The Company has negative working capital of $595,000, and recorded a net loss from continuing operations of $27,000 and $11,600 for the three months ended September 30, 2004 and 2003, respectively.

The Company has no prospects at present to raise additional capital, in any form. The Company expects to continue to record losses for the foreseeable future.

Net Income / Loss

The Company recorded a net loss from continuing operations of $27,000 and $11,600 for the three months ended September 30, 2004 and 2003, respectively.

Employees

The Company has no employees at September 30, 2004.

Research and Development Plans

The Company currently has no research and development plans.

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

None.


Item 3. Defaults in Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders.

On July 20, 2004, the Company filed a Schedule 14C approving by shareholder consent a reverse split of the common stock of 1 for 500, the increase of authorized preferred stock and approved a restatement of the authorized shares after the reverse split of 110,000,000, of which 10,000,000 is preferred and 100,000,000 is common, and approved the spinout of BSFC to existing shareholders. All of which actions have been taken.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibits
Number        Description
------     -------------------------------
31.1 * Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.2 * Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
----------------------------------
* Filed Herewith



     (b) The Company filed a Form 8-K on October 14, 2004, reporting on the spin-off of BSFC.





                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Bio-Solutions International, Inc.
                         ------------------------------
                                  (Registrant)



Date: November 19, 2004




/s/ Louis H. Elwell
---------------------------------------
Louis H. Elwell
Sole Officer and Director