Form 10QSB
period 2004-12-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2005-02-01
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: December 31, 2004

Commission file no.: 33-25126-D


                        Bio-Solutions International, Inc.
                -----------------------------------------------
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

         None                                                  None
-------------------------                           --------------------------


Securities registered under Section 15(g) of the Act:

                    Common Stock, $0.0001 par value per share
                 ----------------------------------------------
                                (Title of class)

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

Yes [X] No [_]


     As of January 15, 2005, there were 196,235 post-split shares of voting stock of the registrant issued and outstanding. In August 2004, the Company completed a one for five-hundred reverse split of its common stock reducing its issued and outstanding .



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

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Deficiency..........................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                        Bio-Solutions International, Inc.
                                 Balance Sheets


                                                                                     December 31,             June 30,
                                                                                         2004                   2004
                                                                                ---------------------- ----------------------
                                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS
   Assets held for disposal                                                     $                    0 $                    0
   Accounts receivable - trade                                                                       0                      0
   Inventory                                                                                         0                      0
                                                                                ---------------------- ----------------------
          Total current assets                                                                       0                      0
                                                                                ---------------------- ----------------------
PROPERTY AND EQUIPMENT
   Net of accumulated depreciation                                                                   0                      0
                                                                                ---------------------- ----------------------
          Total property and equipment                                                               0                      0
                                                                                ---------------------- ----------------------
OTHER ASSETS
   Security deposits                                                                                 0                      0
   Investments                                                                                       0                      0
   Product formulation                                                                               0                      0
   Goodwill                                                                                          0                      0
                                                                                ---------------------- ----------------------
          Total other assets                                                                         0                      0
                                                                                ---------------------- ----------------------
Total Assets                                                                    $                    0 $                    0
                                                                                ====================== ======================
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Liabilities held for disposal                                                $                    0 $                    0
   Accounts payable                                                                             21,865                  4,865
   Prepaid franchise sale income                                                                     0                      0
   Accrued interest                                                                            178,320                158,070
   Notes and loan payable                                                                      404,997                404,997
                                                                                ---------------------- ----------------------
          Total current liabilities                                                            605,182                567,932
                                                                                ---------------------- ----------------------
Total Liabilities                                                                              605,182                567,932
                                                                                ---------------------- ----------------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                                     0                      0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      196,235 and 57,809,083 issued and outstanding shares; respectively                            20                  5,782
   Additional paid-in capital                                                                1,700,676              1,694,914
   Accumulated deficit                                                                      (2,305,878)            (2,268,628)
                                                                                ---------------------- ----------------------
          Total stockholders' deficit                                                         (605,182)              (567,932)
                                                                                ---------------------- ----------------------
Total Liabilities and Stockholders' Deficit                                     $                    0 $                    0
                                                                                ====================== ======================





     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Operations
                                   (Unaudited)


                                                               Three Months Ended                  Six Months Ended
                                                                  December 31,                       December 31,
                                                       --------------------------------    -------------------------------
                                                           2004               2003              2004             2003
                                                      ---------------   ----------------   --------------   ---------------
REVENUES
   Sales of franchises                                $             0   $              0   $            0   $             0
   Product and service sales                                        0                                   0
                                                      ---------------   ----------------   --------------   ---------------

          Total revenues                                            0                  0                0                 0
                                                      ---------------   ----------------   --------------   ---------------

EXPENSES
   Cost of products                                                 0                                   0
   Operating expenses                                               0                              17,000
                                                      ---------------   ----------------   --------------   ---------------

          Total expenses                                            0                  0           17,000                 0
                                                      ---------------   ----------------   --------------   ---------------

Net income (loss) before other income (expense)
and provision for income taxes                                      0                  0          (17,000)                0
                                                      ---------------   ----------------   --------------   ---------------

OTHER INCOME (EXPENSE):
  Operating loss on discontinued operations                         0            (69,108)               0          (115,100)
   Interest expense                                           (10,125)           (10,298)         (20,250)          (21,876)
                                                      ---------------   ----------------   --------------   ---------------

          Total other income (expense)                        (10,125)           (79,406)         (20,250)         (136,976)
                                                      ---------------   ----------------   --------------   ---------------

Net income (loss) before provision for income taxes           (10,125)           (79,406)         (37,250)         (136,976)
                                                      ---------------   ----------------  ---------------   ---------------

Provision for income taxes                                          0                  0                0                 0
                                                      ---------------   ----------------   --------------   ---------------

Net income (loss)                                     $       (10,125)  $        (79,406)  $      (37,250)  $      (136,976)
                                                      ===============   ================   ==============   ===============

Net income (loss) per weighted average share, basic   $         (0.05)  $          (0.01)  $        (0.10)  $         (0.01)
                                                      ===============   ================   ==============   ===============

Weighted average number of shares                             196,235         57,680,713          196,235        57,680,713
                                                      ===============   ================   ==============   ===============






     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                       Statements of Stockholders' Deficit


                                                                     Additional                                      Total
                                            Number of    Common       Paid-in       Deferred                    Stockholders'
                                             Shares       Stock       Capital     Compensation      Deficit       Deficiency
                                          ------------ ---------  ------------- ---------------- ------------- ---------------

BEGINNING BALANCE, June 30, 2002            50,168,557 $   5,017  $   1,576,516 $              0 $  (1,869,855)$      (288,322)

Shares issued to settle debt                   210,526        21         39,979                0             0          40,000
Shares issued for services                   7,000,000       700         74,300                0             0          75,000
   Net loss                                          0         0              0                0      (268,366)       (268,366)
                                          ------------ ---------  ------------- ---------------- ------------- ---------------

BALANCE, June 30, 2003                      57,379,083     5,738      1,690,795                0    (2,138,221)       (441,688)

Shares issued for settlement of dispute        375,000        38          3,712                0             0           3,750
Shares issued with franchise repurchase         55,000         6            407                0             0             413
   Net loss                                          0         0              0                0      (130,407)       (130,407)
                                          ------------ ---------  ------------- ---------------- ------------- ---------------

 BALANCE, June 30, 2004                     57,809,083     5,782      1,694,914                0    (2,268,628)       (567,932)

Shares issued for debt collateral           40,000,000     4,000         (4,000)               0             0               0
Reverse split - one for 500                (97,612,848)   (9,762)         9,762                0             0               0
   Net loss                                          0         0              0                0       (37,250)        (37,250)
                                          ------------ ---------  ------------- ---------------- ------------- ---------------

ENDING BALANCE, December 31, 2004
(unaudited)                                    196,235 $      20  $   1,700,676 $              0 $  (2,305,878)$      (605,182)
                                          ============ =========  ============= ================ ============= ===============







     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Cash Flows
                          Six Months Ended December 31,
                                   (Unaudited)

                                                                                        2004                    2003
                                                                                ---------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $             (37,250)  $           (136,976)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                   0                      0
     Stock issued for services                                                                      0                      0
     Stock issued for interest expense                                                              0                      0
     Stock issued to settle dispute                                                                 0                  3,750

Changes in operating assets and liabilities:
     (Increase) decrease in assets held for disposal - net                                          0
     (Increase) decrease in inventory                                                               0                      0
     (Increase) decrease in security deposits                                                       0                      0
     Increase (decrease) in liabilities held for disposal - net                                     0                118,210
     Increase (decrease) in accounts payable                                                   17,000                      0
     Increase (decrease) in accrued interest                                                   20,250                 21,876
                                                                                ---------------------   --------------------
Net cash used for operating activities                                                              0                  6,860
                                                                                ---------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Writeoff of goodwill                                                                           0                      0
     Investments                                                                                    0                      0
     Acquisition of fixed assets                                                                    0                      0
                                                                                ---------------------   --------------------
Net cash used by investing activities                                                               0                      0
                                                                                ---------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank overdraft                                                                    0                 (6,860)
     Proceeds of note and loan payable                                                              0                      0
     Proceeds of common stock                                                                       0                      0
                                                                                ---------------------   --------------------
Net cash provided by financing activities                                                           0                 (6,860)
                                                                                ---------------------   --------------------

Net increase in cash                                                                                0                      0

CASH, beginning of period                                                                           0                      0
                                                                                ---------------------   --------------------
CASH, end of period                                                             $                   0   $                  0
                                                                                =====================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
  Stock issued in conjunction with repurchase franchise                         $                   0   $                  0
                                                                                =====================   ====================
  Stock issued to retire debt                                                   $                   0   $                  0
                                                                                =====================   ====================




     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements
                   Information with respect to the six months
                 ended December 31, 2004 and 2003 is unaudited)

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


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Interim financial information

     The financial statements for the six months ended December 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.


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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(5)  NOTES PAYABLE

                                                                2004
Unsecured promissory notes, bearing interest at
10% per annum, convertible into restricted
shares of common stock at $.10 per share.                  $       404,997
                                                           ---------------
                                                           $       404,997
                                                           ===============


(6)  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,300,000 accumulated through December 31, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. As of December 31, 2004, has no operations and is in the process of building and establishing a new business plan and seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

     The purchaser of the manufacturing operations is considered a related party due to some common ownership of the Company. The agreement provides for an exclusive sale of the Bio-Solution products to the Company at a pre-determined fixed pricing which allocates the potential gross profit previously realized between both parties. In addition, the Company will be allowed to use its existing office facilities at no charge. Various non- manufacturing operating expenses incurred will be allocated to the Company's accordingly.


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


Discussion and Analysis

     The discussion contained herein reflects the Results of Operations of the Company for the three and six months ended December 31, 2004 and 2003. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

     The Company has sold and spun-off its two operating subsidiaries and developing its business plan for future operations.

     The Company's principal place of business is 1161 James St., Hattiesburg, MS 39402, and its telephone number at that address is (601) 582-4000. The Company is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BSLU".

Results of Operations - For the THREE MONTHS Ended December 31, 2004 and 2003

Financial Condition, Capital Resources and Liquidity

     At December 31, 2004, the Company has $0 in total assets.

     The Company has negative working capital of $605,200, and recorded a net loss from continuing operations of $10,000 and $10,000 for the three months ended December 31, 2004 and 2003, respectively.

     The Company has no prospects at present to raise additional capital, in any form. The Company expects to continue to record losses for the foreseeable future.

Net Income / Loss

     The Company recorded a net loss from continuing operations of $10,000 and $10,000 for the three months ended December 31, 2004 and 2003, respectively.

Results of Operations - For the SIX MONTHS Ended December 31, 2004 and 2003

Financial Condition, Capital Resources and Liquidity

     At December 31, 2004, the Company has $0 in total assets.

     The Company has negative working capital of $605,200, and recorded a net loss from continuing operations of $20,000 and $22,000 for the six months ended December 31, 2004 and 2003, respectively.

     The Company has no prospects at present to raise additional capital, in any form. The Company expects to continue to record losses for the foreseeable future.

Net Income / Loss

     The Company recorded a net loss from continuing operations of $20,000 and $22,000 for the six months ended December 31, 2004 and 2003, respectively.

Employees

     The Company has no employees at December 31, 2004.

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


Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibits
Number        Description
------     -------------------------------

31.1 *     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.2 *     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------------------------
* Filed Herewith


     (b) The Company filed a Form 8-K on October 14, 2004, reporting on the spin-off of BSFC.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Bio-Solutions International, Inc.
                       ----------------------------------
                                  (Registrant)


Date: January 31, 2005


/s/ Louis H. Elwell
---------------------------------------
Louis H. Elwell
Sole Officer and Director