Form 10KSB/A
period 2004-06-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2005-05-09
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-KSB/A

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










                [Balance of this page intentionally left blank.]

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(3)  CAPITAL TRANSACTIONS, continued

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

In September 2001, the Company received $40,000 for 210,526 restricted shares of common stock. In September 2001, the Company issued 800,000 restricted shares of common stock for a mobile laboratory. In October 2001, the Company issued 450,000 shares of S-8 common stock for services. In December 2001, the Company issued 300,000 shares of restricted common stock for $20,000 in cash. In December 2001, the Company issued 1,200,000 shares of S-8 common stock for

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(3)  CAPITAL TRANSACTIONS, continued

services. In December 2001, the Company issued 1,270,000 shares of restricted common stock for services. In December 2001, the Company issued 3,554,560 shares of restricted common stock to convert $355,391 of Notes Payable and accrued interest from related parties. In January 2002, the Company issued 100,000 shares of S-8 common stock for services. In February 2002, the Company issued 252,500 shares of restricted common stock for services. In April 2002, the Company issued 400,000 shares of restricted common stock for services. In May 2002, the Company issued 7,500 shares of restricted common stock for services. In June 2002, the Company issued 300,000 shares of S-8 common stock for services. In June 2002, the Company released from escrow 3,467,862 shares of previously issued common stock for the acquisition of assets.

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


(5)  NOTES PAYABLE

                                                        2003            2004
                                                  -------------  --------------
Unsecured promissory notes, bearing interest
at 10% per annum, convertible into restricted
shares of common stock at $.10 per share.         $     411,902  $      404,997
                                                  -------------  --------------
                                                  $     411,902  $      404,997
                                                  =============  ==============

(6)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(6)  GOING CONCERN, continued

continue as a going concern, as reflected by the net loss of $2,269,000 accumulated through June 30, 2004. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. As of June 30, 2004, has no operations and is in the process of building and establishing a new business plan and seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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


(8)  SPIN OFF OF FRANCHISE DIVISION

Bio-Solutions International, Inc. (the "Company") has spun-out its formerly wholly-owned subsidiary, Bio-Solutions Franchise Corp. ("Franchise") to all of its stockholders of record as of July 20, 2004. The effective date of the spin-out was June 30, 2004. The spin-out was effectuated through a pro-rata distribution of 100% of the capital stock of Franchise. The distribution of the shares of capital stock of Franchise will be pro rata to such existing stockholders of the Company and left each existing stockholder of the Company with the same interest in assets and liabilities of the Company that each

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(8)  SPIN OFF OF FRANCHISE DIVISION, continued

shareholder held prior to such distribution. The shares of Franchise capital stock so distributed are "restricted" securities and cannot be resold without registration under the Securities Act of 1933, as amended, unless an exemption from registration is available. Neither Franchise nor any class of its capital stock is registered under the Securities Exchange Act of 1934, as amended. There is no public market for the shares of capital stock of Franchise, nor will there be in the foreseeable future.


(9)  SUBSEQUENT EVENTS

Capital Transactions

In July 2004 the Company issued 40,000,000 shares of restricted common stock in exchange for the agreement of the Comapny's largest creditors to cease collection proceedings until June 30, 2004. These shares are also being used as collateral for those creditors.

In August 2004, the Company completed a one for 500 reverse split of its common stock, and restated it capital stock at 110,000,000 authorized shares, of which 10,000,000 are preferred stock and 100,000,000 are common.








                [Balance of this page intentionally left blank.]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


ITEM 8A - CONTROLS AND PROCEDURES

     As of the date of this filing, an evaluation of the effectiveness of the design and operation of Bio-Solutions International, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.



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


ITEM 10. EXECUTIVE COMPENSATION

                            Annual     Annual     Annual
                             Comp       Comp       Comp      LT Comp     LT Comp  LTIP
Name and Post          Year  Salary     Bonus ($)  Other     Rest Stock  Options  Payouts   All Other
-----------------------------------------------------------------------------------------------------
Louis H. Elwell, III,  2004   6,000
President, CEO and     2003  60,000                           5,000
Director               2002  60,000                          13,750
                       2001  36,000
--------------------------------

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit
Number     Description
------     -------------------------------------------------
31.1   *   Section 302 Certification pursuant to 18 U.S.C. 1350.

32.1   *   Section 906 Certification pursuant to 18 U.S.C. 1350.

------------------------------------------
* Attached hereto.

     (b) Reports on Form 8-K

     The Company filed a Form 8-K on October 14, 2004, reporting on the spin-off of BSFC.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, Baum & Company, P. A. of Palm Beach,
Florida:

                                           Year ended        Year ended
                                          December 31,      December 31,
                                              2004               2003
                                          ----------------------------------

1.   Audit fees                              $9,695           $12,000
2.   Audit-related fees                            -                 -
3.   Tax fees                                      -                 -
4.   All other fees                                -                 -
                                           ---------         ---------

   Totals                                    $9,695           $12,000
                                           ---------         ---------

     The Company has not designated a formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company's audit committee.

     In discharging its oversight responsibility as to the audit process, commencing with the engagement, the Board obtained from it's independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by

     Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

     The Board reviewed the audited financial statements of the Company as of and for the years ended June 30, 2004 and 2003 with management and its independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

     The Company's principal accountant for the year ended June 30, 2004 and for the year ended December 31, 2003, Baum & Company, P.A., did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.






                                   SIGNATURES


     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Bio-Solutions International, Inc.
                                  (Registrant)


Date: May 3, 2005          By: /s/ Louis H. Elwell, III
                          ------------------------------------------
                          Louis H. Elwell, III, sole officer and Director


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                           Title                              Date


/s/ Louis H. Elwell, III
----------------------------
Louis H. Elwell, III,               Sole Officer and Director       May 3, 2005