Form 10QSB/A
period 2004-09-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2005-05-09
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Deficiency..........................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                        Bio-Solutions International, Inc.
                                 Balance Sheets


                                                                               September 30,         June 30,
                                                                                   2004                2004
                                                                            ------------------- -------------------
                                                                                (unaudited)
                                   ASSETS
CURRENT ASSETS
   Assets held for disposal                                                 $                 0 $                 0
   Accounts receivable - trade                                                                0                   0
   Inventory                                                                                  0                   0
                                                                            ------------------- -------------------
          Total current assets                                                                0                   0
                                                                            ------------------- -------------------
PROPERTY AND EQUIPMENT
   Net of accumulated depreciation                                                            0                   0
                                                                            ------------------- -------------------
          Total property and equipment                                                        0                   0
                                                                            ------------------- -------------------
OTHER ASSETS
   Security deposits                                                                          0                   0
   Investments                                                                                0                   0
   Product formulation                                                                        0                   0
   Goodwill                                                                                   0                   0
                                                                            ------------------- -------------------
          Total other assets                                                                  0                   0
                                                                            ------------------- -------------------
Total Assets                                                                $                 0 $                 0
                                                                            =================== ===================
                  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Liabilities held for disposal                                            $                 0 $                 0
   Accounts payable                                                                      21,865               4,865
   Prepaid franchise sale income                                                              0                   0
   Accrued interest                                                                     168,195             158,070
   Notes and loan payable                                                               404,997             404,997
                                                                            ------------------- -------------------
          Total current liabilities                                                     595,057             567,932
                                                                            ------------------- -------------------
Total Liabilities                                                                       595,057             567,932
                                                                            ------------------- -------------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                              0                   0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      196,235 and 57,809,083 issued and outstanding shares; respectively                     20               5,782
   Additional paid-in capital                                                         1,700,676           1,694,914
   Accumulated deficit                                                               (2,295,753)         (2,268,628)
                                                                            ------------------- -------------------
          Total stockholders' deficit                                                  (595,057)           (567,932)
                                                                            ------------------- -------------------

Total Liabilities and Stockholders' Deficit                                 $                 0 $                 0
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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

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

In September 2001, the Company received $40,000 for 210,526 restricted shares of common stock. In September 2001, the Company issued 800,000 restricted shares of common stock for a mobile laboratory. In October 2001, the Company issued

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements

(3)  CAPITAL TRANSACTIONS (Continued)

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