Form 10QSB
period 2005-03-31
BIO SOLUTIONS INTERNATIONAL INC
filed 2005-05-20
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended: March 31, 2005

Commission file no.: 33-25126-D

                        Bio-Solutions International, Inc.
                    -----------------------------------------
                 (Name of Small Business Issuer in its Charter)



Nevada                                                       85-0368333
--------------------------------                   ----------------------------
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                         Identification No.)

1281 SW 28th Avenue
Boynton Beach, FL                                               33426
--------------------------------------               ---------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (561) 436-7064


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

        Yes [X] No [_]



As of March 31, 2005, there were 5,196,235 postsplit shares of voting stock of the registrant issued and outstanding. In August 2004, the Company completed a one for five-hundred reverse split of its common stock reducing its issued and outstanding shares.




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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Deficiency.......................................F-4

Statements of Cash Flows.....................................................F-7

Notes to Financial Statements................................................F-8

                        Bio-Solutions International, Inc.
                                 Balance Sheets

                                                                                     March 31, 2005        June 30, 2004
                                                                                --------------------- --------------------
                                                                                      (unaudited)
                ASSETS
CURRENT ASSETS
   Assets held for disposal                                                     $              45,000 $                  0
   Accounts receivable - trade                                                                      0                    0
   Inventory                                                                                        0                    0
                                                                                --------------------- --------------------
          Total current assets                                                                 45,000                    0
                                                                                --------------------- --------------------
PROPERTY AND EQUIPMENT
   Net of accumulated depreciation                                                                  0                    0
                                                                                --------------------- --------------------
          Total property and equipment                                                              0                    0
                                                                                --------------------- --------------------
OTHER ASSETS
   Security deposits                                                                                0                    0
   Investments                                                                                      0                    0
   Product formulation                                                                              0                    0
   Goodwill                                                                                         0                    0
                                                                                --------------------- --------------------
          Total other assets                                                                        0                    0
                                                                                --------------------- --------------------
Total Assets                                                                    $              45,000 $                  0
                                                                                ===================== ====================
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Liabilities held for disposal                                                $                   0 $                  0
   Accounts payable                                                                                 0                4,865
   Prepaid franchise sale income                                                                    0                    0
   Accrued interest                                                                           188,445              158,070
   Notes and loan payable                                                                     404,997              404,997
                                                                                --------------------- --------------------
          Total current liabilities                                                           593,442              567,932
                                                                                --------------------- --------------------
Total Liabilities                                                                             593,442              567,932
                                                                                --------------------- --------------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                                    0                    0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      5,196,235 and 57,809,083 issued and outstanding shares; respectively                        520                5,782
   Additional paid-in capital                                                               1,772,041            1,694,914
   Accumulated deficit                                                                     (2,321,003)          (2,268,628)
                                                                                --------------------- --------------------
          Total stockholders' deficit                                                        (548,442)            (567,932)
                                                                                --------------------- --------------------
Total Liabilities and Stockholders' Deficit                                     $              45,000 $                  0
                                                                                ===================== ====================




     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Operations
                                   (Unaudited)
                            Periods ending March 31,

                                                                      Three Months                        Nine Months
                                                             ----------------------------------   --------------------------------
                                                                 2005               2004             2005              2004
                                                             ----------------   ---------------   --------------   ---------------
REVENUES
   Sales of franchises                                       $              0   $             0   $            0   $             0
   Product and service sales                                                0                                  0
                                                             ----------------   ---------------   --------------   ---------------

          Total revenues                                                    0                 0                0                 0
                                                             ----------------   ---------------   --------------   ---------------

EXPENSES
   Cost of products                                                         0                                  0
   Operating expenses                                                   5,000                             22,000
                                                             ----------------   ---------------   --------------   ---------------

          Total expenses                                                5,000                 0           22,000                 0
                                                             ----------------   ---------------   --------------   ---------------

Net income (loss) before other income (expense)
and provision for income taxes                                         (5,000)                0          (22,000)                0
                                                             ----------------   ---------------   --------------   ---------------

OTHER INCOME (EXPENSE):
  Operating loss on discontinued operations                                 0          (131,357)               0          (166,342)
   Interest expense                                                   (10,125)          (10,298)         (30,375)          (32,174)
                                                             ----------------   ---------------   --------------   ---------------

          Total other income (expense)                                (10,125)         (141,655)         (30,375)         (198,516)
                                                             ----------------   ---------------   --------------   ---------------

DISCONTINUED OPERATIONS
   Net loss from disposed of operations                                     0           (36,655)               0          (116,771)
   Gain on sale of disposed of operations                                   0           380,375                0           380,375
                                                             ----------------   ---------------   --------------   ---------------

 Net income (loss) from disposed of operations                              0           343,720                0           263,604
                                                             ----------------   ---------------   --------------   ---------------

Net income (loss) before provision for income taxes                   (15,125)          202,065          (52,375)           65,088
                                                             ----------------   ---------------  ---------------   ---------------

Provision for income taxes                                                  0                 0                0                 0
                                                             ----------------   ---------------   --------------   ---------------

Net income (loss)                                            $        (15,125)  $       202,065   $      (52,375)  $        65,088
                                                             ================   ===============   ==============   ===============

Net income (loss) per weighted average share, basic          $          (0.01)  $          1.75   $        (0.20)  $          0.56
                                                             ================   ===============   ==============   ===============

Weighted average number of shares                                   2,195,618           115,618          256,932           115,618
                                                             ================   ===============   ==============   ===============





     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                       Statements of Stockholders' Deficit


                                                                         Additional                                 Total
                                               Number of       Common      Paid-in     Deferred                 Stockholders'
                                                 Shares        Stock       Capital   Compensation      Deficit    Deficiency
                                           --------------- ----------- ------------ -------------- ------------ -------------

BEGINNING BALANCE, June 30, 2002                50,168,557 $     5,017 $  1,576,516 $            0 $ (1,869,855)$    (288,322)

Shares issued to settle debt                       210,526          21       39,979              0            0        40,000
Shares issued for services                       7,000,000         700       74,300              0            0        75,000
   Net loss                                              0           0            0              0     (268,366)     (268,366)
                                           --------------- ----------- ------------ -------------- ------------ -------------

BALANCE, June 30, 2003                          57,379,083       5,738    1,690,795              0   (2,138,221)     (441,688)

Shares issued for settlement of dispute            375,000          38        3,712              0            0         3,750
Shares issued with franchise repurchase             55,000           6          407              0            0           413
   Net loss                                              0           0            0              0     (130,407)     (130,407)
                                           --------------- ----------- ------------ -------------- ------------ -------------

 BALANCE, June 30, 2004                         57,809,083       5,782    1,694,914              0   (2,268,628)     (567,932)

Shares issued for debt collateral               40,000,000       4,000       (4,000)             0            0             0
Reverse split - one for 500                    (97,612,848)     (9,762)       9,762              0            0             0
Shares issued for cash                           5,000,000         500       49,500              0            0        50,000
Expenses paid by third party                             0           0       21,865              0            0        21,865
   Net loss                                              0           0            0              0      (52,375)      (52,375)
                                           --------------- ----------- ------------ -------------- ------------ -------------

ENDING BALANCE, March 31, 2005
(unaudited)                                      5,196,235 $       520 $  1,772,041 $            0 $ (2,321,003)$    (548,442)
                                           =============== =========== ============ ============== ============ =============


















     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Cash Flows
                           Nine Months Ended March 31,
                                   (Unaudited)

                                                                                       2005                    2004
                                                                                -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $           (52,375)    $           65,088
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                 0                      0
     Stock issued for services                                                                    0                      0
     Stock issued for interest expense                                                            0                      0
     Stock issued to settle dispute                                                               0                  3,750

Changes in operating assets and liabilities:
     (Increase) decrease in assets held for disposal - net                                        0                314,700
     (Increase) decrease in inventory                                                             0                      0
     (Increase) decrease in security deposits                                                     0                      0
     Increase (decrease) in liabilities held for disposal - net                                   0                (82,783)
     Increase (decrease) in accounts payable                                                 17,000                      0
     Increase (decrease) in accrued interest                                                 30,375                 32,174
                                                                                -------------------     ------------------
Net cash used for operating activities                                                       (5,000)               332,929
                                                                                -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Receivable from sale of disposed of operations                                               0               (150,000)
     Reduction in deposits held for sale of operations                                            0                (50,000)
     Investments held                                                                             0               (100,000)
                                                                                -------------------     ------------------
Net cash used by investing activities                                                             0               (300,000)
                                                                                -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank overdraft                                                                  0                 (6,860)
     Proceeds of note and loan payable                                                            0                      0
     Proceeds of common stock                                                                50,000                      0
                                                                                -------------------     ------------------
Net cash provided by financing activities                                                    50,000                 (6,860)
                                                                                -------------------     ------------------
Net increase in cash                                                                         45,000                 26,069

CASH, beginning of period                                                                         0                      0
                                                                                -------------------     ------------------

CASH, end of period                                                             $            45,000     $           26,069
                                                                                ===================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
  Stock issued in conjunction with repurchase franchise                         $                 0     $                0
                                                                                ===================     ==================
 Accounts payable paid by third party                                           $            21,865     $                0
                                                                                ===================     ==================





     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements
                  (Information with respect to the nine months
                   ended March 31, 2005 and 2004 is unaudited)


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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(1)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(2)  INCOME TAXES

     In  accordance  with FASB 109,  deferred  income  taxes  and  benefits  are provided for the results of operations of the Company. As of March 31, 2005, the Company has incurred cumulative net operating losses of approximately $2,300,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to twenty years.

(3)  CAPITAL TRANSACTIONS

     On October 10, 2000, the Company issued an aggregate 939 post-reverse split shares (93,880 pre-reverse split shares) of the Company's restricted, unregistered common stock in settlement of outstanding trade accounts payable in the amount of approximately $93,880.

     In February 2001, the Company changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(3)  CAPITAL TRANSACTIONS, continued

     reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed the
     Company's name to Bio-Solutions International, Inc. and modified the Company's capital structure to allow for the issuance of 100,000,000 total equity shares consisting of no shares of preferred stock and 100,000,000 shares of common stock. Both classes of stock have a par value of $0.0001 per share.

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

     In September 2001, the Company received $40,000 for 210,526 restricted shares of common stock. In September 2001, the Company issued 800,000 restricted shares of common stock for a mobile laboratory. In October 2001, the Company issued 450,000 shares of S-8 common stock for services. In December 2001, the Company issued 300,000 shares of restricted common stock for $20,000 in cash. In December 2001, the Company issued 1,200,000 shares of S-8 common stock for services. In December 2001, the Company issued

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(3)  CAPITAL TRANSACTIONS, continued


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

     In August 2004, the Company completed a one for 500 reverse split of its common stock, and restated it capital stock at 110,000,000 authorized shares, of which 10,000,000 are preferred stock and 100,000,000 are common. In February 2005, the Company issued 5,000,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.01 per share.

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(5)  NOTES PAYABLE

                                                        2004
                                                     ------------
Unsecured promissory notes, bearing interest at
10% per annum, convertible into restricted
shares of common stock at $.10 per share.            $    404,997
                                                     ------------
                                                     $    404,997
                                                     ============

(6)  GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,300,000 accumulated through March 31, 2005. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. As of March 31, 2005, has no operations and is in the process of building and establishing a new business plan and seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


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

(9)  SIGNIFICANT TRANSACTIONS

     In February 2005 the Company accepted a stock subscription in the amount of $50,000 to be used for working capital and issued 5,000,000 shares of its restricted common stock in exchange therefor. As a condition of this new funding and to better position the Company for a merger or acquisition, a majority of shareholders consented to and the Board of Directors has approved an additional 1 for 10 reverse split of all outstanding shares, the timing of such reverse to be in the discretion in the Board of Directors but to occur on or before June 30, 2005.

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

Discussion and Analysis

     The discussion contained herein reflects the Results of Operations of the Company for the three months ended March 31, 2005 and 2004. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing in the previous section. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties in the forward-looking statements. The Company's actual results may differ significantly from the results, expectations and plans discussed in the forward-looking statements.

     The Company has sold and spun-off its two operating subsidiaries and developing its business plan for future operations.

     The Company's principal place of business is 1281 SW 28th Avenue, Boynton Beach, FL 33426, and its telephone number at that address is (561) 436-7064. The Company is quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol "BSLU".

Results of Operations - For the Three and Nine Months Ended March 31, 2005 and 2004

Financial Condition, Capital Resources and Liquidity

At March 31, 2005, the Company has $45,000 in total assets.

     The Company has negative working capital of $549,000, and recorded a net loss from continuing operations of $15,000 and $0 for the three months and $52,000 and $0 for the nine months ended March 31, 2005 and 2004, respectively.

     The Company has no prospects at present to raise additional capital, in any form. The Company expects to continue to record losses for the foreseeable future.

Net Income / Loss

     The Company recorded a net loss from continuing operations of $15,000 and $0 for the three months and $52,000 and $0 for the nine months ended March 31, 2005 and 2004, respectively.

Employees

     The Company has no employees at March 31, 2005.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2005 the Company accepted a stock subscription in the amount of $50,000 to be used for working capital and issued 5,000,000 shares of its restricted common stock in exchange therefor.


ITEM 3. DEFAULTS IN SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 20, 2004, the Company filed a Schedule 14C approving by shareholder consent a reverse split of the common stock of 1 for 500, the increase of authorized preferred stock and approved a restatement of the authorized shares after the reverse split of 110,000,000, of which 10,000,000 is preferred and 100,000,000 is common, and approved the spinout of BSFC to existing shareholders, all of which actions have been taken. As a condition of new funding and to better position the Company for a merger or acquisition, a majority of shareholders consented to and the Board of Directors has approved an additional 1 for 10 reverse split of all outstanding shares, the timing of such reverse to be in the discretion of the Board of Directors but to occur on or before June 30, 2005.


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

     (b) The Company filed a Form 8-K on May 18, 2005, announcing a change of auditors.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Bio-Solutions International, Inc.
                         ------------------------------
                                  (Registrant)


Date: May 19, 2005



                        By: /s/ Michael E. Bobrick
                          -------------------------------------------
                        Michael E. Bobrick, Sole Officer and Director