Form 10KSB
period 2005-06-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2005-09-07
CIK 842013

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File No.: 33-25126-D


                        Bio-Solutions International, Inc.
                    ---------------------------------------
               (Name of small business registrant in its charter)

         Nevada                                              85-0368333
------------------------                                    -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

1281 SW 28th Ave.
Boynton Beach, FL                                                  33426
-----------------------------------------                   -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number: (561) 436-7064


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

        Yes [X]   No [_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



State registrant's revenues for its most recent fiscal year. $0.



Of the 520,694 shares of voting stock of the registrant issued and outstanding as of June 30, 2005, 20,694 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2005 is $175,900.

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

     The Company currently operates as Bio-Solutions International, Inc. Unless the context indicates otherwise, references hereinafter to "the Company". All references hereinafter refer only to Bio-Solutions International, Inc. without inclusion of its former subsidiaries. The Company's principal place of business is 1281 SW 28th Ave., Boynton Beach, Florida 33426, and its telephone number at that address is (561) 436-7064. The Company currently has no operations and is in the process of building and establishing a new business plan.

     The Company is presently trading on the Over the Counter Bulletin Board ("OTCBB") under the symbol BSOU.

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

Business of Registrant

GENERAL

     The Company currently has no operations and is in the process of building and establishing a new business plan.

     As of July 1, 2004, the Company has no operations, products, services or business plan.

Employees and Consultants

     At June 30, 2005, the Company employed one (1) person, who is part-time. This employee is not represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employee to be excellent. The Company plans to employ additional personnel as needed.


ITEM 2. DESCRIPTION OF PROPERTY

     The Company temporarily maintains its executive offices at 1281 SW 28th Ave., Boynton Beach, FL 33426. Its telephone number is (561) 436-7064. Since July 1, 2004, this situation has been temporary and may be terminated at any time since the Company has been permitted to be co-located on a rent-free basis.

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


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of the Company's common stock are quoted on the Over the Counter Bulletin Board ("OTCBB") under the symbol BSOU.

The high and low and close for each of the last four quarters was:

                              High         Low           Close
                              -----------------------------------
Quarter ended 09/30/04        $50.00       $50.00        $50.00
Quarter ended 12/31/04        $35.00       $35.00        $35.00
Quarter ended 03/31/05        $12.00       $12.00        $12.00
Quarter ended 06/30/05        $ 8.50       $ 8.50        $ 8.50

(The quarterly prices are adjusted to reflect the August 2004 1 for 500 and the May 2005, 1 for 10 reverse splits).

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

     As of June 30, 2005, there were approximately 981 holders of record of the Company's common stock.

     As of June 30, 2005, the Company had 520,694 its common stock issued and outstanding, 514,145 of which were restricted Rule 144 shares and 6,549 of which were free-trading. Of the Rule 144 shares, 0 have been held by affiliates of the Company for more than one (1) year.

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

Operating Expenses

     Selling, general and administrative expenses for the year ended June 30, 2005 were $22,000 versus $29,697 for the year ended June 30, 2004. These expenses are those allocated to the parent company and include such items as the audit, transfer agent fees, and management expenses of the sole officer/employee. Net loss was $62,500 and $130,400, respectively. The primary reason for the decrease was the lack of activity.

Assets and Liabilities

     Assets were $45,000 at June 30, 2005, and $0 at June 30, 2004. At June 30, 2005, assets consisted of cash. Liabilities were $603,600 and $567,900 at June 30, 2005 and 2004, respectively. At June 30, 2005 and 2004 liabilities consisted primarily of notes payable and accrued interest.

Stockholders' Deficit

     Stockholders' deficit was $558,600 at June 30, 2005 and $567,900 at June 30, 2004.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2005 and 2004 the Company had cash and cash equivalents of $45,000. and $0. Beginning July 1, 2004, the Company is in the process of building and establishing a new business plan. As of July 1, 2004, the Company has no operations, products, services or business plan.

     We are uncertain if our Company and/or our former management has any exposure with respect f Potential Violations of Federal Securities Laws in Connection with a spin-off of Shares of its former Subsidiary's Common Stock.

     BSII declared a dividend to its stockholders of record on June 30, 2004, such dividend comprised all of its shares of BSFC. BSII's Board of Directors declared that 100% of the BSFC shares be issued pro-rata to BSII's common stockholders as of the record date. At the time of the spin-off BSII sent an information statement to its shareholders describing the spin-off. Although former management determined that the distribution to its shareholders that registration of the shares under the Exchange Act was not necessary at the time of the spin-off because no trading market existed or was intended to be created there are no assurances that we may not have exposure with respect to these maters which exposure could conceivably include fines, sanctions and/or penalties

Forward-Looking Statements

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

ITEM 7. FINANCIAL STATEMENTS

     The Company's financial statements have been examined to the extent indicated in their reports by Lawrence Scharfman, CPA and Baum & Company, P.A. and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.





                [Balance of this page intentionally left blank.]

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firms ...................F-2

Balance Sheets...............................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Deficiency.......................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statements................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Bio-Solutions International, Inc.
Boynton Beach, Florida

We have audited the accompanying balance sheet of Bio-Solutions International, Inc., (the "Company") as of June 30, 2005 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and the results of its operations and its cash flows for each of the year in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has experienced net losses since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Lawrence Scharfman, CPA
Lawrence Scharfman, CPA

Palm Beach, Florida
September 2, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
Bio-Solutions International, Inc.
Boynton Beach, Florida

We have audited the accompanying balance sheet of Bio-Solutions International, Inc., (the "Company") as of June 30, 2004 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2004 and the results of its operations and its cash flows for each of the year in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

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


/s/ Baum & Company, P.A.
Baum & Company, P.A.

Coral Springs, Florida
September 30, 2004

                        Bio-Solutions International, Inc.
                                 Balance Sheets
                                    June 30,

                                                                                       2005            2004
                                                                                ---------------- ---------------
                                         ASSETS
CURRENT ASSETS
   Cash                                                                         $         45,000 $             0
   Accounts receivable - trade                                                                 0               0
   Inventory                                                                                   0               0
                                                                                ---------------- ---------------
          Total current assets                                                            45,000               0
                                                                                ---------------- ---------------
PROPERTY AND EQUIPMENT
   Net of accumulated depreciation                                                             0               0
                                                                                ---------------- ---------------
          Total property and equipment                                                         0               0
                                                                                ---------------- ---------------
OTHER ASSETS
   Security deposits                                                                           0               0
   Investments                                                                                 0               0
   Product formulation                                                                         0               0
   Goodwill                                                                                    0               0
                                                                                ---------------- ---------------
          Total other assets                                                                   0               0
                                                                                ---------------- ---------------
Total Assets                                                                    $         45,000 $             0
                                                                                ================ ===============
                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Liabilities held for disposal                                                $              0 $             0
   Accounts payable                                                                            0           4,865
   Prepaid franchise sale income                                                               0               0
   Accrued interest                                                                      198,570         158,070
   Notes and loan payable                                                                404,997         404,997
                                                                                ---------------- ---------------
          Total current liabilities                                                      603,567         567,932
                                                                                ---------------- ---------------
Total Liabilities                                                                        603,567         567,932
                                                                                ---------------- ---------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 1,000,000 shares;
     none issued and outstanding                                                               0               0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      520,694 and 57,809,083 issued and outstanding shares; respectively                      52           5,782
   Additional paid-in capital                                                          1,772,509       1,694,914
   Accumulated deficit                                                                (2,331,128)     (2,268,628)
                                                                                ---------------- ---------------
          Total stockholders' deficit                                                   (558,567)       (567,932)
                                                                                ---------------- ---------------
Total Liabilities and Stockholders' Deficit                                     $         45,000 $             0
                                                                                ================ ===============



     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Operations
                              Years Ended June 30,


                                                                        2005                  2004
                                                                 -----------------     -----------------
REVENUES
   Sales of franchises                                           $               0     $               0
   Product and service sales                                                     0                     0
                                                                 -----------------     -----------------
          Total revenues                                                         0                     0
                                                                 -----------------     -----------------
EXPENSES
   Cost of products                                                              0                     0
   Operating expenses                                                       22,000                29,697
                                                                 -----------------     -----------------
          Total expenses                                                    22,000                29,697
                                                                 -----------------     -----------------
Net income (loss) before other income (expense)
and provision for income taxes                                             (22,000)              (29,697)
                                                                 -----------------     -----------------
OTHER INCOME (EXPENSE):
   Operating loss on discontinued operations                                     0              (115,564)
   Gain on assets sold                                                           0               380,375
   Loss on spin out of subsidiary                                                0              (324,690)
   Interest expense                                                        (40,500)              (40,831)
                                                                 -----------------     -----------------
          Total other income (expense)                                     (40,500)             (100,710)
                                                                 -----------------     -----------------
Net income (loss) before provision for income taxes                        (62,500)             (130,407)
                                                                 -----------------     -----------------
Provision for income taxes                                                       0                     0
                                                                 -----------------     -----------------
Net income (loss)                                                $         (62,500)    $        (130,407)
                                                                 =================     =================

Net income (loss) per weighted average share, basic              $         (0.12)      $           (0.01)
                                                                 =================     =================

Weighted average number of shares                                          520,694            57,760,736
                                                                 =================     =================




     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                       Statements of Stockholders' Deficit



                                                           Additional                             Total
                                     Number of    Common     Paid-in   Deferred               Stockholders'
                                       Shares      Stock     Capital     Comp      Deficit      Deficiency
                                   ------------ --------  ----------- --------- ------------ --------------

BEGINNING BALANCE, June30, 2002      50,168,557    5,017    1,576,516         0   (1,869,855)      (288,322)

Shares issued to settle debt            210,526       21       39,979         0            0         40,000
Shares issued for services            7,000,000      700       74,300         0            0         75,000
   Net loss                                   0        0            0         0     (268,366)      (268,366)
                                   ------------ --------  ----------- --------- ------------ --------------

BALANCE, June 30, 2003               57,379,083    5,738    1,690,795         0   (2,138,221)      (441,688)

Shares issued for settlement of         375,000       38        3,712         0            0          3,750
dispute
Shares issued with franchise             55,000        6          407         0            0            413
repurchase
   Net loss                                   0        0            0         0     (130,407)      (130,407)
                                   ------------ --------  ----------- --------- ------------ --------------

 BALANCE, June 30, 2004              57,809,083    5,782    1,694,914         0   (2,268,628)      (567,932)

Shares issued for debt collateral    40,000,000    4,000       (4,000)        0            0              0
Reverse split - one for 500         (97,612,848)  (9,762)       9,762         0            0              0
Shares issued for cash                5,000,000      500       49,500         0            0         50,000
Expenses paid by third party                  0        0       21,865         0            0         21,865
Reverse split - one for 10           (4,675,541)    (468)         468         0            0              0
   Net loss                                   0        0            0         0      (62,500)       (62,500)
                                   ------------ --------  ----------- --------- ------------ --------------

ENDING BALANCE,  June 30,
2005                                    520,694 $     52  $ 1,772,509 $       0 $ (2,331,128)$     (558,567)
                                   ============ ========  =========== ========= ============ ==============






     The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Cash Flows
                              Years Ended June 30,


                                                                                     2003               2004
                                                                                --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $      (62,500)    $    (130,407)
Adjustments to reconcile net income to net cash provided
 by operating activities:
     Depreciation                                                                            0                 0
     Stock issued for services                                                               0                 0
     Stock issued for interest expense                                                       0                 0
     Stock issued for business acquisition                                                   0                 0

Changes in operating assets and liabilities:
     (Increase) decrease in assets held for disposal - net                                   0            84,711
     (Increase) decrease in inventory                                                        0                 0
     (Increase) decrease in security deposits                                                0                 0
     Increase (decrease) in liabilities held for disposal - net                              0                 0
     Increase (decrease) in accounts payable                                            (4,865)            4,865
     Increase (decrease) in accrued interest                                            40,500            40,831
                                                                                --------------     -------------
Net cash used for operating activities                                                 (26,865)                0
                                                                                --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Writeoff of goodwill                                                                    0                 0
     Investments                                                                             0                 0
     Acquisition of fixed assets                                                             0                 0
                                                                                --------------     -------------
Net cash used by investing activities                                                        0                 0
                                                                                --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash acquired in acquisition                                                            0                 0
     Common stock issued for cash                                                       50,000                 0
     Expenses paid by third party                                                       21,865                 0
                                                                                --------------     -------------
Net cash provided by financing activities                                               71,865                 0
                                                                                --------------     -------------
Net increase in cash                                                                    45,000                 0

CASH, beginning of period                                                                    0                 0
                                                                                --------------     -------------
CASH, end of period                                                             $       45,000     $           0
                                                                                ==============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
 Stock issued to settle dispute                                                 $            0     $      37,500
                                                                                ==============     =============
  Stock issued in conjunction with repurchase franchise                         $            0     $         413
                                                                                ==============     =============
  Stock issued as debt collateral                                               $        4,000     $           0
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

(2)  INCOME TAXES

In accordance with FASB 109, deferred income taxes and benefits are provided for the results of operations of the Company. As of June 30, 2005, the Company has incurred cumulative net operating losses of approximately $2,300,000. At this time, due to the uncertainty of future profitable operations, a valuation allowance of 100% will be reflected as an offset against the tax benefit attributed to this loss. This potential tax benefit may be carried forward for up to fifteen years.

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

In February 2001, the Company issued 11,140,000 shares of restricted common stock in the reverse acquisition with Paradigm Sales and Marketing, Inc. In March 2001, the Company issued 100,000 shares of restricted common stock as a sign-on bonus in conjunction with an employment agreement. In May 2001, the Company exchanged 12,859,980 restricted shares of common stock for the assets and liabilities of Biosolutions, Inc. (NJ). On May 10, 2001, the Company issued 5,000 post-reverse split shares of restricted, unregistered common stock for consulting services valued at $50. On June 7, 2001, two (2) stockholders agreed to return to treasury 15,692,910 restricted shares of common stock. No consideration was given for these shares. For the period July through September 2001, the Company issued 650,000 shares of S-8 common stock for services.

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

In August 2004, the Company completed a one for 500 reverse split of its common stock, and restated it capital stock at 110,000,000 authorized shares, of which 10,000,000 are preferred stock and 100,000,000 are common. In February 2005, the Company issued 5,000,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.01 per share. In May 2005 the Company completed a 1 for 10 reverse split of its common stock.

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

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements


(5)  NOTES PAYABLE

                                                              2005       2004

Unsecured  promissory  notes,  bearing  interest  at 10% per annum, convertible into restricted shares of common stock at
$.10 per share.                                            $ 404,997  $ 404,997
                                                           ---------  ---------

                                                           $ 404,997  $ 404,997
                                                           =========  =========

(6)  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,331,000 accumulated through June 30, 2005. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. As of June 30, 2005, has no operations and is in the process of building and establishing a new business plan and seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(7)  SALE OF MANUFACTURING DIVISION

On March 12, 2004, the Company sold its manufacturing division to Bio-Solutions Manufacturing, Inc. (a Nevada Company) effective March 1, 2004. The assets sold consisted of all the Company's fixed assets, inventory products and its various product formulations. The gross sales price was $ 809,711 which consisted of $ 250,000 cash at closing, $ 100,000 installment obligation ( payable in monthly installments of $ 25,000 ) assumption of $ 309,711 of accounts payable and $ 50,000 reduction of the Company's note obligation. The gain recognized on this sale was $ 380,675. The estimated tax affect of this gain is $ 125,000 which will be offset by the company's net operating losses.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On May 18, 2005, the Company filed a Form 8-K disclosing the change of the Company's independent auditor's from Baum & Company to Lawrence Scharfman, CPA. There were no disagreements with Baum and Company.


ITEM 8A. CONTROLS AND PROCEDURES

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


ITEM 8B. OTHER INFORMATION

         None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                   Age    Position(s) with Company
---------------        ---    -----------------------------------------
Michael E. Bobrick     43   sole officer and director

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

Business Experience

MICHAEL E. BOBRICK, President & CEO, Director

     Mr. Bobrick is the Director, President and Chief Executive Officer of Bio-Solutions International, Inc. He graduated from Florida Atlantic University in 1984 with a B.S. degree in business administration. From 1997 to the present, he has been the sole owner of a Florida corporation, Need A Rag, Inc., specializing in the distribution of specialty wiping cloth. Need A Rag has been in business for more than 25 years. During 2003 and 2004, Mr. Bobrick was the Superintendent of three golf courses in south Florida, Fairways East, Turtle Bay and Monterey Golf. Currently, he is the President and sole director of Striker Capital Group, Inc., a public company trading on the Pink Sheets under The symbol ("SKRC").

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10. EXECUTIVE COMPENSATION

                            Annual     Annual     Annual
                             Comp       Comp       Comp      LT Comp     LT Comp  LTIP
Name and Post          Year  Salary     Bonus ($)  Other     Rest Stock  Options  Payouts   All Other
-----------------------------------------------------------------------------------------------------
Michael E. Bobrick     2005    0
President, CEO and     2004    0
Director               2003    0
                       2002    0
                       2001    0

Louis H. Elwell, III,  2005    0
President, CEO and     2004   6,000
Director               2003  60,000                           5,000
                       2002  60,000                          13,750
2001     36,000
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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of June 30, 2005, regarding the ownership of the Company's common stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of common stock beneficially owned.

Name and Address of                 Title of  Amount and Nature of   Percent of
Beneficial Owner                    Class      Beneficial Owner        Class
-------------------------------------------------------------------------------
Michael E. Bobrick                  Common             0                0.0%

Coldor Co, Ltd.                     Common       500,000               96.0%

All Executive Officers and
Directors as a Group                Common             0                0.0%

(One (1) person)

Bio-Solutions International, Inc.   Common       520,694               96.0%
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

     In February 2005, the Company issued 5,000,000 shares of post-split common stock in exchange for $50,000 in cash. At the time the Company had 196,235 shares of post-split common stock issued and outstanding.

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

     The Company filed a Form 8-K on February 9, 2005, reporting on the change of the sole officer and director.

     The Company filed a Form 8-K on May 18, 2005, reporting on the change of the Company's independent auditors.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company paid or accrued the following fees in each of the prior two fiscal years to it's former principal accountant, Baum & Company, P. A. of Ft Lauderdale, Florida:

                                           Year ended         Year ended
                                            June 30,           June 30,
                                              2005               2004
                                          ----------------------------------
1.   Audit fees                              $ 4,000           $  9,695
2.   Audit-related fees                            -                 -
3.   Tax fees                                      -                 -
4.   All other fees                                -                 -
                                           ---------         ---------
   Totals                                    $ 4,000           $ 9,695
                                           ---------         ---------

     The Company paid or accrued the following fees in each of the prior two fiscal years to it's new principal accountant, Lawrence Scharfman, CPA of Boynton Beach, Florida:

                                           Year ended         Year ended
                                            June 30,           June 30,
                                              2005               2004
                                          ----------------------------------
1.   Audit fees                              $     0           $     0
2.   Audit-related fees                            -                 -
3.   Tax fees                                      -                 -
4.   All other fees                                -                 -
                                           ---------         ---------
   Totals                                    $     0           $      0
                                           ---------         ---------

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

     The Board reviewed the audited financial statements of the Company as of and for the years ended June 30, 2005 and 2004 with management and its independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the respective independent auditors have the responsibility for their examination of those statements.

     Based on the above-mentioned review and discussions with the respective independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended June 30, 2005, for filing with the Securities and Exchange Commission.

     The Company's principal accountants for the years ended June 30, 2005 and 2004 and for the years ended June 30, 2005 and 2004, Lawrence Scharfman, CPA and Baum & Company, P.A., respectively, did not engage any other persons or firms other than the respective principal accountant's full-time, permanent employees.


                                   SIGNATURES


     In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Bio-Solutions International, Inc.
                                  (Registrant)


Date: September 6 2005    By: /s/ Michael E. Bobrick
                          ------------------------------------------
                          Michael E. Bobrick, sole officer and Director


     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                           Title                              Date


/s/ Michael E. Bobrick
----------------------------
Michael E. Bobrick,          Sole Officer and Director       September 6, 2005