Form 10QSB
period 2005-09-30
BIO SOLUTIONS INTERNATIONAL INC
filed 2005-11-21
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                [GRAPHIC OMITTED]
                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the First Quarter Ended September 30, 2005


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____


                       Commission File Number: 033-25126 D

                           OMNIMED INTERNATIONAL, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                   85-0368333
(State or other jurisdiction of
  incorporation                           (IRS Employer Identification No.)
                                                 or organization)

   2 Ridgedale Avenue, Ste. 217
          Cedar Knolls, NJ                   07927           (973) 993-8001
 (Address of principal executive office)    (Postal Code)       (Issuer's
                                                             telephone number)

                 Bio-Solutions International, Inc, 1281 SW 28th
                Avenue, Boynton Beach, FL 33426, June 30 (Former
                 name, former address and former fiscal year, if
                           changed since last report)

                                  Milton Hauser
                             Chief Executive Officer
                          2 Ridgedale Avenue, Ste. 217
                                Cedar Knolls, NJ
                                 (973) 993-8001

                                 WITH COPIES TO:

                            Richard A. Friedman, Esq.
                      Sichenzia Ross Friedman Ference, LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 1, 2005, the registrant had 11,915,594 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                           OMNIMED INTERNATIONAL, INC.
                                   FORM 10-QSB


                 For the Fiscal Quarter Ended September 30, 2005




Part I                                                                     Page

Item 1.  Financial Statements.                                             F-1

Item 2.  Management's Discussion and Analysis or Plan of Operations.        3

Item 3.  Controls and Procedures                                            6

Part ll                                                                    Page

Item 1.  Legal Proceedings.                                                 7

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds         7

Item 3.  Defaults Upon Senior Securities                                    7

Item 4.  Submission of Matters to a Vote of Security Holders.               7

Item 5.  Other Information                                                  7

Item 6. Exhibits.                                                           7

Signatures.                                                                 8

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

Statements of Stockholders' Deficiency.......................................F-4

Statements of Cash Flows.....................................................F-7

Notes to Financial Statements................................................F-8

                        Bio-Solutions International, Inc.
                                 Balance Sheets


                                                                                     March 31, 2005        June 30, 2005
                                                                                --------------------- --------------------
                                                                                      (unaudited)

                ASSETS
CURRENT ASSETS
   Assets held for disposal                                                     $              36,579 $             45,000
   Accounts receivable - trade                                                                      0                    0
   Inventory                                                                                        0                    0
                                                                                --------------------- --------------------
          Total current assets                                                                 36,579               45,000
                                                                                --------------------- --------------------
PROPERTY AND EQUIPMENT
   Net of accumulated depreciation                                                                  0                    0
                                                                                --------------------- --------------------
          Total property and equipment                                                              0                    0
                                                                                --------------------- --------------------
OTHER ASSETS
   Security deposits                                                                                0                    0
   Investments                                                                                      0                    0
   Product formulation                                                                              0                    0
   Goodwill                                                                                         0                    0
                                                                                --------------------- --------------------
          Total other assets                                                                        0                    0
                                                                                --------------------- --------------------
Total Assets                                                                    $              36,579 $             45,000
                                                                                ===================== ====================
         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Liabilities held for disposal                                                $                   0 $                  0
   Accounts payable                                                                                 0                    0
   Prepaid franchise sale income                                                                    0                    0
   Accrued interest                                                                           208,695              198,070
   Notes and loan payable                                                                     404,997              404,997
                                                                                --------------------- --------------------
          Total current liabilities                                                           613,692              603,567
                                                                                --------------------- --------------------
Total Liabilities                                                                             613,692              603,567
                                                                                --------------------- --------------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, $0.001 par value, authorized 10,000,000 shares;
     none issued and outstanding                                                                    0                    0
   Common stock, $0.0001 par value, authorized 100,000,000 shares;
      5,196,235 and 57,809,083 issued and outstanding shares; respectively                        520                   52
   Additional paid-in capital                                                               1,772,041            1,772,509
   Accumulated deficit                                                                     (2,349,674)          (2,331,128)
                                                                                --------------------- --------------------
          Total stockholders' deficit                                                        (577,113)            (558,567)
                                                                                --------------------- --------------------
Total Liabilities and Stockholders' Deficit                                     $              36,579 $             45,000
                                                                                ===================== ====================


The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Operations
                                   (Unaudited)
                           Period ending September 30,

                                                                   2005               2004
                                                             ----------------   ---------------
REVENUES
   Sales of franchises                                       $              0   $             0
   Product and service sales                                                0                 0
                                                             ----------------   ---------------
          Total revenues                                                    0                 0
                                                             ----------------   ---------------
EXPENSES
   Cost of products                                                         0                 0
   Operating expenses                                                   8,421            17,000
                                                             ----------------   ---------------
          Total expenses                                                8,421            17,000
                                                             ----------------   ---------------
Net income (loss) before other income (expense)
and provision for income taxes                                         (8,421)          (17,000)
                                                             ----------------   ---------------
OTHER INCOME (EXPENSE):
  Operating loss on discontinued operations                                 0                 0
   Interest expense                                                   (10,125)          (10,125)
                                                             ----------------   ---------------

          Total other income (expense)                                (10,125)          (10,125)
                                                             ----------------   ---------------
DISCONTINUED OPERATIONS
   Net loss from disposed of operations                                     0           (27,125)
                                                             ----------------   ---------------

 Net income (loss) from disposed of operations                              0                 0
                                                             ----------------   ---------------

Net income (loss) before provision for income taxes                   (18,546)          (27,125)
                                                             ----------------   ---------------

Provision for income taxes                                                  0                 0
                                                             ----------------   ---------------

Net income (loss)                                            $        (18,546)  $       (27,125)
                                                             ================   ===============

Net income (loss) per weighted average share, basic          $          (0.04)  $         (0.14)
                                                             ================   ===============

Weighted average number of shares                                     520,694           196,235
                                                             ================   ===============


The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                       Statements of Stockholders' Deficit

                                                                         Additional                                 Total
                                               Number of       Common      Paid-in     Deferred                 Stockholders'
                                                 Shares        Stock       Capital   Compensation      Deficit    Deficiency
                                           --------------- ----------- ------------ -------------- ------------ -------------
BEGINNING BALANCE, June 30, 2002                50,168,557 $     5,017 $  1,576,516 $            0 $ (1,869,855)$    (288,322)

Shares issued to settle debt                       210,526          21       39,979              0            0        40,000
Shares issued for services                       7,000,000         700       74,300              0            0        75,000
   Net loss                                              0           0            0              0     (268,366)     (268,366)
                                           --------------- ----------- ------------ -------------- ------------ -------------

BALANCE, June 30, 2003                          57,379,083       5,738    1,690,795              0   (2,138,221)     (441,688)

Shares issued for settlement of dispute            375,000          38        3,712              0            0         3,750
Shares issued with franchise repurchase             55,000           6          407              0            0           413
   Net loss                                              0           0            0              0     (130,407)     (130,407)
                                           --------------- ----------- ------------ -------------- ------------ -------------

 BALANCE, June 30, 2004                         57,809,083       5,782    1,694,914              0   (2,268,628)     (567,932)

Shares issued for debt collateral               40,000,000       4,000       (4,000)             0            0             0
Reverse split - one for 500                    (97,612,848)     (9,762)       9,762              0            0             0
Shares issued for cash                           5,000,000         500       49,500              0            0        50,000
Expenses paid by third party                             0           0       21,865              0            0        21,865
Reverse split - one for 10                      (4,675,541)       (468)         468              0            0             0
   Net loss                                              0           0            0              0      (62,500)      (62,500)
                                           --------------- ----------- ------------ -------------- ------------ -------------
  BALANCE, June 30, 2005                           520,694          52    1,772,509              0   (2,331,128)     (558,567)

   Net loss                                              0           0            0              0      (18,546)      (18,546)
                                           --------------- ----------- ------------ -------------- ------------ -------------
ENDING BALANCE, September 30, 2005
(unaudited)                                        520,694 $        52 $  1,772,509 $            0 $ (2,349,674)$    (577,113)
                                           =============== =========== ============ ============== ============ =============

The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                            Statements of Cash Flows
                        Three Months Ended September 30,
                                   (Unaudited)

                                                                                        2005                    2004
                                                                                -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $           (18,546)    $          (27,125)
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                 0                      0
     Stock issued for services                                                                    0                      0
     Stock issued for interest expense                                                            0                      0
     Stock issued to settle dispute                                                               0                      0

Changes in operating assets and liabilities:
     (Increase) decrease in assets held for disposal - net                                        0                      0
     (Increase) decrease in inventory                                                             0                      0
     (Increase) decrease in security deposits                                                     0                      0
     Increase (decrease) in liabilities held for disposal - net                                   0                      0
     Increase (decrease) in accounts payable                                                      0                 17,000
     Increase (decrease) in accrued interest                                                 10,125                 19,902
                                                                                -------------------     ------------------
Net cash used for operating activities                                                       (8,421)                     0
                                                                                -------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Receivable from sale of disposed of operations                                               0                      0
     Reduction in deposits held for sale of operations                                            0                      0
     Investments held                                                                             0                      0
                                                                                -------------------     ------------------
Net cash used by investing activities                                                             0                      0
                                                                                -------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of bank overdraft                                                                  0                      0
     Proceeds of note and loan payable                                                            0                      0
     Proceeds of common stock                                                                     0                      0
                                                                                -------------------     ------------------
Net cash provided by financing activities                                                         0                      0
                                                                                -------------------     ------------------
Net increase (decrease) in cash                                                              (8,421)                     0
CASH, beginning of period                                                                    45,000                      0
                                                                                -------------------     ------------------
CASH, end of period                                                             $            36,579     $                0
                                                                                ===================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-Cash Financing Activities:
  Stock issued in conjunction with repurchase franchise                         $                 0     $                0
                                                                                ===================     ==================
 Accounts payable paid by third party                                           $                 0     $                0
                                                                                ===================     ==================


The accompanying notes are an integral part of the financial statements

                        Bio-Solutions International, Inc.
                          Notes to Financial Statements
                  (Information with respect to the three months
                 ended September 30, 2005 and 2004 is unaudited)


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

     Interim financial information

     The financial statements for the three months ended September 30, 2005 and 2004 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

     In August 2004, the Company completed a one for 500 reverse split of its common stock, and restated it capital stock at 110,000,000 authorized shares, of which 10,000,000 are preferred stock and 100,000,000 are common. In February 2005, the Company issued 5,000,000 shares of restricted common stock in exchange for $50,000 in cash, or $0.01 per share. In May 2005, the Company completed a one for 500 reverse split of its common stock.

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
                                                     ============

(6) GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $2,300,000 accumulated through September 30, 2005. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. As of March 31, 2005, has no operations and is in the process of building and establishing a new business plan and seeking funding. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(9) SIGNIFICANT TRANSACTIONS

     In February 2005 the Company accepted a stock subscription in the amount of $50,000 to be used for working capital and issued 5,000,000 shares of its restricted common stock in exchange therefor. As a condition of this new funding and to better position the Company for a merger or acquisition, a majority of shareholders consented to and the Board of Directors has approved an additional 1 for 10 reverse split of all outstanding shares, the timing of such reverse to be in the discretion in the Board of Directors and occurred in May 2005.

(10) SUBSEQUENT EVENTS

     On November 1, 2005, the Company entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of the Company, whereby OmniMed Acquisition Corp. was merged with and into Omnimed (the "Merger"). Omnimed was the surviving entity from the Merger. Following the Merger, Omnimed became a wholly owned subsidiary of the Company. As consideration for the Merger, the former shareholders of Omnimed exchanged all of the outstanding Common Stock of Omnimed for 9,894,900 shares of Common Stock of the Company. Each share of Common Stock of Omnimed was exchanged for 1/5th of a share of Common Stock of the Company. On November 21, 2005, the Bio-Solutions International changed its name to Omnimed International, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

     The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

     The following discussion and analysis should be read in conjunction with the financial statements of Omnimed International, Inc (formerly Bio-Solutions International, Inc.), included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Off-Balance Sheet Arrangements

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

     A discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 to the financial statements describes the significant accounting policies and methods used in the preparation of the financial statements. On an ongoing basis, management evaluates its estimates, the most critical are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments.

Overview

Organizational History

Bio-Solutions International, Inc. was originally incorporated under the name Septima Enterprises, Inc. ("Septima") on September 12, 1988 under the laws of the State of Colorado for the purpose of acquiring interests in other business entities and commercial technologies. Due to the unsuccessful nature of its initial operations, Septima ceased all operations in February 1998. In September 1998, creditors of Septima were successful in obtaining a judgment against Septima for unpaid debts. In October 1998, Septima was subject to a Judicial Sale whereby all assets of Septima were sold in satisfaction of the September 1998 judgment. Accordingly, the aggregate adjusted balance of open trade payables, as of December 31, 2000, of approximately $134,000 was the only remaining identifiable liability of Septima.

During the first quarter of Fiscal 2001, Septima's legal counsel began to negotiate the settlement of the outstanding trade accounts payable. As a result of these efforts, Septima was able to negotiate settlements during the second quarter of Fiscal 2001, using cash, Septima's restricted and unregistered common stock and combinations thereof, to satisfy approximately $122,700 of open trade payables Additionally, unaffiliated third parties have agreed to assume the remaining approximately $11,000 of trade payables owed to unlocated vendors.

On January 22, 2001, Septima held a Special Meeting of the Shareholders at which the following items were approved: 1) a 1 for 100 reverse split of the Company's issued and outstanding common stock as of February 5, 2001; 2) the reincorporation to the State of Nevada thereby changing the corporate domicile from Colorado to Nevada; and 3) a change the par value of the common shares from no par value to $0.0001 per share.

Following the Special Meeting of the Shareholders, Septima changed its state of incorporation from Colorado to Nevada by means of a merger with and into a Nevada corporation formed on January 26, 2001 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation changed Septima's name to Bio-Solutions International, Inc. and modified Septima's capital structure to allow for the issuance of 100,000,000 total equity shares consisting of no shares of preferred stock and 100,000,000 shares of common stock, with a par value of $0.0001 per share.

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

Effective as of June 30, 2004, Bio-Solutions International, Inc. spun-out its formerly wholly-owned subsidiary, Bio-Solutions Franchise Corp. ("Franchise"), to all of its stockholders of record as of July 20, 2004. The spin-out was effectuated through a pro-rata distribution of 100% of the capital stock of Franchise to the existing stockholders of the Company. The shares of Franchise that were distributed are "restricted" securities and cannot be resold without registration under the Securities Act of 1933, as amended, unless an exemption from registration is available. Neither Franchise nor any class of its capital stock is registered under the Securities Exchange Act of 1934, as amended. There is no public market for the shares of capital stock of Franchise, nor is there expected to be one in the foreseeable future. The Company recorded a loss on disposed of operations in the amount of $324,690, net of income tax effects.

On July 20, 2004, the Company filed a Schedule 14C approving by shareholder consent a reverse split of the common stock of 1 for 500, the increase of authorized preferred stock and approved a restatement of the authorized sharesafter the reverse split of 110,000,000, of which 10,000,000 is preferred and 100,000,000 is common, and approved the spinout of BSFC to existing shareholders, all of which actions have been taken. As a condition of new funding and to better position the Company for a merger or acquisition, a majority of shareholders consented to and the Board of Directors has approved an additional 1 for 10 reverse split of all outstanding shares, the timing of such reverse to be in the discretion of the Board of Directors but to occur on or before June 30, 2005.

On November 1, 2005, the Company entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of the Company, whereby OmniMed Acquisition Corp. was merged with and into Omnimed (the "Merger"). Omnimed was the surviving entity from the Merger. Following the Merger, Omnimed became a wholly owned subsidiary of the Company. As consideration for the Merger, the former shareholders of Omnimed exchanged all of the outstanding Common Stock of Omnimed for 9,894,900 shares of Common Stock of the Company. Each share of Common Stock of Omnimed was exchanged for 1/5th of a share of Common Stock of the Company.

Description Of Omnimed's Business

OmniMed  is  developing  a  system  for  gathering,   digitizing,   storing  and
distributing information for the healthcare field.

OmniMed's goal is to revolutionize the medical industry by bringing digital technology to the business of medicine. OmniMed intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. OmniMed's products and services are designed to provide Healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

OmniMed is creating a system for gathering and digitizing medical records so that individuals can have a comprehensive record of all of their medical visits. OmniMed's primary product is the MedeFile system, a highly secure system for gathering and maintaining medical records. The MedeFile system is designed to gather all of its members' medical records and create a single, comprehensive medical record that is accessible 24 hours a day, seven days a week.

Results of Operations

Three And Nine Months Ended September 30, 2005 Compared To Three And Nine Months Ended September 30, 2004

Operating expenses were $8,421 in the three months ended September 30, 2005, and $17,000 in the three months ended September 30, 2004. Operating expenses in the September 30, 2005 three-month period primarily consisted of professional fees.

Interest expenses for the three months ended September 30, 2005 and September 30, 2004 were $10,125.Interest expenses primarily consisted of interest on oustatnding convertible promissory notes.

Contractual Obligations

We did not have any contractual obligations as of September 30, 2005.

Liquidity and Capital Resources

Our total assets were $36,579 at September 30, 2005 versus $45,000 at June 30, 2005. The change in total assets is primarily attributable to expenditures for professional fees. The Company has negative working capital of $577,113, and recorded a net loss from continuing operations of $18,546 and $27,125 for the three months ended September 30, 2005 and 2004, respectively. We believe that existing cash resources should be adequate to fund our operations for the six months subsequent to September 30, 2005. However, long-term liquidity is dependent on our ability to attain future profitable operations. We may undertake additional debt or equity financings to better enable us to grow and meet our future operating and capital requirements. We do not currently have any definitive plans or commitments for such financing and there is no assurance that we will be successful in obtaining such financing.

ITEM 3. CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Acting Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibits
Number        Description
------     -------------------------------

2.1 Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 3,
           2005).

31.1

           * Certification by Chief Executive Officer and Acting Chief Financial, Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

           * Certification by Chief Executive Officer and Acting Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------------
* Filed Herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Omnimed International, Inc.
                                  (Registrant)




Date: November 21, 2005


                        By: /s/ Milton Hauser
                          -------------------------------------------
                          Milton Hauser, President, Chief Executive
                          Officer and Acting Chief Financial Officer