Form 10KSB
period 2005-12-31
Medefile International, Inc.
filed 2006-04-17
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934
                                For the fiscal year ended __________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from July 1, 2005 to December 31, 2005 Commission file number: 33-25126-D


                          MEDEFILE INTERNATIONAL, INC.
                 (Name of small business issuer on its charter)


             NEVADA                                            85-0368333
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization                        Identification Number)

                          2 Ridgedale Avenue, Ste. 217
                             Cedar Knolls, NJ 07927
          (Address, Including Zip Code of Principal Executive Offices)

                                 (973) 993-8001
                           (Issuer's telephone number)

                                 WITH COPIES TO:
                            Richard A. Friedman Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                               Tel:(212) 930-9700
                               Fax:(212) 930-9725

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                                      NONE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal short-year (transition period): $7,403

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Based on the closing sale price on the OTC Bulletin Board on April 13, 2006, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $147,111,182. For purposes of this computation, all directors and executive officers of the registrant are considered to be affiliates of the registrant. This assumption is not to be deemed an admission by the persons that they are affiliates of the registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 178,733,910 as of March 23, 2006.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[x]



                                TABLE OF CONTENTS

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

ITEM 2.  DESCRIPTION OF PROPERTY.............................................. 9

ITEM 3.  LEGAL PROCEEDINGS....................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS............10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............11

ITEM 7.  FINANCIAL STATEMENTS.................................................24

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................24

ITEM 8A. CONTROLS AND PROCEDURES..............................................24

ITEM 8B. OTHER INFORMATION....................................................24

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT...................25

ITEM 10. EXECUTIVE COMPENSATION...............................................27

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS..........................................29

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................31

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Acquirer), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions agreed to issue 9,894,900 shares of Bio-Solutions' common stock to the OmniMed Shareholders. These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

As a result of the Agreement, the Omnimed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005 Bio-Solutions changed its name to Omnimed International, Inc. Effective January 17, 2006, Omnimed changed its name to Medefile International, Inc. ("Medefile" or "the Company").

Overview of Business

Medefile  has  developed  a  system  for  gathering,   digitizing,  storing  and
distributing information for the healthcare field.

Medefile's goal is to revolutionize the medical industry by bringing digital technology to the business of medicine. Medefile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Medefile's products and services are designed to provide Healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

Medefile has created a system for gathering and digitizing medical records so that individuals can have a comprehensive record of all of their medical visits. Medefile's primary product is the MedeFile system, a highly secure system for gathering and maintaining medical records. The MedeFile system is designed to gather all of its members' medical records and create a single, comprehensive medical record that is accessible 24 hours a day, seven days a week.

Industry Overview

Since the beginning of modern medicine, information about a patient's history, testing, treatment and care have been key ingredients in the provision of quality healthcare. Medical record information takes many forms, such as the patient's diagnosis, treatments, surgeries, medications, allergies, x-rays, and test results. The usage of medical record information has dramatically increased over the past 2 decades due to factors such as the complex reimbursement structure in the United States healthcare system, an ever more litigious society, and increased patient awareness.

Every patient visit generates a medical record. Today this information is typically contained in a paper-based patient medical record. A patient's medical records are usually stored in physicians' offices as well as other healthcare facilities the patient has visited. A record that tracks a patient's medical treatment over time is called a "longitudinal record".

In today's healthcare environment, access to hospital-based medical records by patients and other authorized parties (e.g., insurance companies, attorneys, etc.) is controlled by Release of Information (ROI) policies and procedures. ROI processes are based on the premise that patients have a right to access their medical records and that they must specifically designate any other party to whom their medical information can be released. ROI policies and procedures are based on the following laws and policies: the federal Health Insurance Portability and Accountability Act (HIPPA), various state laws, and the policies and professional practice guidelines set forth by the American Health Information Management Association (AHIMA).

Congress passed the Health Insurance Portability & Accountability Act (HIPAA) in 1996. The purpose of HIPAA is to prevent fraud in the health care industry and to protect confidential patient information. HIPPA standardizes and provides enforcement mechanisms for ROI rules and guidelines to protect personal healthcare information. HIPAA effects entities involved with electronic health care information--including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, universities, and even single-physician offices. The final version of the HIPAA Privacy regulations was issued in December 2000, and went into effect on April 14, 2001. A two-year "grace" period was included; enforcement of the HIPAA Privacy Rules began on April 14, 2003.

Overview of Products and Services

MedeFile

MedeFile is a Business to Business and a Business to Consumer subscription service. MedeFile is designed to create a "cradle to grave" longitudinal record for each of its members by retrieving and consolidating copies of their medical records. When the records are received, the MedeFile system consolidates them into a single medically correct format. The records are then stored in Medefile's MedeVault, a secure repository that can be accessed by MedeFile members 24 hours a day, 7 days a week. Because of the unique security procedures incorporated into the MedeFile system through SecuroMed, the member is the only person able to access or give permission to access their records.

A complete MedeFile file is comprised of copies of the member's actual medical records as well as a Digital Health Profile (DHP), which is an overview of the patient's and his family's medical history. In addition, every MedeFile member receives a MedeDrive, an external USB drive which stores all of a patient's Emergency Medical Information as well as a copy of the member's MedeFile.

MedeFile's Emergency Medical Information (EMI) Card

Upon becoming a MedeFile member each individual will receive a Membership / Emergency Medical Information (EMI) Card which contains instructions on how to contact MedeFile in order to retrieve the member's medical records.

The Digital Health Profile (DHP)

A part of a member's MedeFile is their Digital Health Profile (DHP). This form is completed by the patient in order to provide a summary of the patient's healthcare history which assists healthcare providers in understanding the patient's course of medical treatment. This document, along with Advanced Directives and medical record copies, complete the documents contained in the patient's MedeFile.

MedeDrive

The MedeDrive is an external USB drive which stores all of a patient's Emergency Medical Information and their MedeFile which can be viewed on a personal computer. MedeDrive self loads its own viewer, so no special program or software is required. The MedeDrive easily plugs into any PC USB port on most Windows-based computers built in the last four years. (Macintosh version is currently unavailable). The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

MedeVault

The MedeVault is designed to serve as an electronic data and document repository that incorporates state-of-the-art security features in order to prevent unauthorized access to a patient's records. Access to the MedeVault is provided through an encrypted connection to a web service run by Medefile. This connection is provided by Secure Sockets Layer (SSL) technology.

Medefile Clinical Information Systems (CIS)

Medefile CIS is a Business-to-Business professional consulting service that is designed to generate revenue from two primary sources: consulting engagements and product commissions.

Medefile CIS intends to offer a full range of HIPPA assessment and compliance services. Medefile CIS' goal is to facilitate the transition to HIPAA compliance. In addition, Medefile CIS intends to offer services that will enable medical facilities to transition from paper-based medical records to electronic medical records. Medefile CIS plans to digitize medical facility offices and offer software to keep the records up-to-date, index the records, and make them queryable based on each facility's specific needs.

Medefile consulting engagements are generally fixed-price and fixed scope projects that also generate occasional time-and-materials income from ongoing support and training activities related to its services. In addition, Medefile CIS intends to resell technology from various vendors as needed and may incur commission revenue and revenue from the markup of these products.

Medefile CIS will offer several services, including the evaluation of the record keeping, security, and back office practices. After evaluation is complete, Medefile CIS staff will move forward to implement their own remediation plans for the client. One aspect of these plans may include OmniScan, a component of CIS, which would produce additional revenue by scanning existing paper-based medical records and converting them to a secure, more efficient digital format. Furthermore, other revenue streams may be created based on the licensing of the OmniViewer for the digitized records as well as the scanning software for those facilities wishing to implement a "go-forward" scanning system. Finally, the clients may be charged a contractual support fee for ongoing technical support and updates, which may be assessed on an annual basis.

OmniScan

Medefile's OmniScan service is designed to enable medical facilities to convert their paper based medical records into a digital format. Medefile CIS intends to license the software which allows for electronic records to be viewed at various facility locations. In addition, the OmniScan service is designed to provide the following advantages: high quality images, high-speed conversion, record keeping in a single location, simultaneous use of files, and simplified release of information.

SecurMed

SecurMed is designed to serve as an authentication process that protects against any information being viewed by unauthorized persons.

Members

As of December 31, 2005, MedeFile had approximately 100 members.

Sales and Marketing

Medefile intends to employ the following marketing strategies in order to generate awareness of Medefile's products and services: direct sales, direct mail, a public relations campaign, speaking engagements by Medefile's executive officers, participation in trade shows, and alliances and partnerships with third parties.

Medefile's marketing strategy will target the following types of organizations:
Health Maintenance Organizations, Preferred Provider Organizations, managed care organizations, insurance companies, unions, large groups of individuals such as AARP, large and medium sized corporations, nursing homes, and internet users.

In particular, the MedeFile service is designed to be sold in several distinct ways:

o MedeFile Website - through normal e-commerce mechanisms, patients may enroll in the service directly from the MedeFile website. Membership may be purchased on an annual basis and may be paid all at once, or over time at the patient's discretion.

o Physician Referrals - Patients may enroll based on a doctor's referral. In the event that these physicians are also Medefile CIS customers, they may easily transfer their patients' information into the MedeFile system.

o Large group offerings (e.g., AARP, trade unions) - Large, membership-driven organizations may offer the MedeFile system to their members at a discounted rate, which may be negotiated with Medefile based on the size of the expected enrollment. An additional promotional advantage may be derived from the use of MedeFile through the website of the client organization. Hence, MedeFile functionality may be accessed using each organization's site.

o Insurance companies - Similar to large group offerings identified above, insurance companies will be able to offer the MedeFile service to their insured as a means to decrease the cost of medical care.

Technology

Medefile will use and continue to update the most advanced security measures available. Data transmitted between Web browsers and Web servers over the Internet using TCP/IP is generally susceptible to unauthorized interception. To protect sensitive data, the most common method of protection is data encryption. MedeFile will use the industry standard Secure Sockets Layer (SSL), which is a mechanism to secure Internet traffic so that it cannot be intercepted. SSL utilizes digital certificates to verify the identity and integrity of a web site (such as MedeFile) and to protect the security of transactions by certifying their source and destination.

Competition

There are other companies working in the medical information technology arena such as GE Healthcare, Bio-Imaging Technologies, and Cyber Records. Some competing companies offer a USB key for medical record storage but require the customer to provide or "self-populate" the information to be stored. The information in a self-populated record is limited and is only as accurate as the individual's memory and understanding of their health condition. Other companies expect each customer to obtain their own medical records from their various healthcare providers. Some offer a CD-Rom for record storage. Usually, the CD-Rom cannot be updated with any changes to an individual's medical status or treatment. Therefore, a new CD-Rom needs to be obtained from that company in order for the individual to have the most current, accurate information regarding their health. There are companies that are solely web-based that do not provide the customer the capability to have a copy of their records. In this case, an internet connection is required to view stored documents. In addition, there are companies that do not concentrate on digitizing an individual's medical records but on converting medical facilities' records from paper to electronic format.

The advantage to being a MedeFile member is that MedeFile gathers, consolidates, organizes and securely stores each member's actual medical records on their behalf. The MedeFile membership includes a Digital Health Profile (DHP) which contains the member's general health history, emergency contacts, doctor contacts, family medical history, allergies, medications, and current conditions. A MedeFile membership also includes a MedeDrive which easily plugs into any PC USB port on most Windows-based computers built in the last four years. (Macintosh version is currently unavailable). The MedeDrive contains the member's emergency medical information which can be easily accessed by emergency care personnel, and the client's actual medical records which are stored in a secure area of the subscriber's MedeFile. The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

Employees

As of March 2006, Medefile had a total of five employees, including four full time and one part time employee.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 2. DESCRIPTION OF PROPERTY

Medefile leases its main office, which is located at 2 Ridgedale Avenue, Ste. 217, Cedar Knolls, NJ, 07927. The Company is obligated under a lease for office space in New Jersey commencing November 2003 and expiring in October 2008. The lease also provides for additional rent for increases in operating expenses. Future minimum rent payments under the lease are:

             2006                                    $    19,395
             2007                                         20,633
             2008                                         18,054
                                                     -----------
             Total                                   $    58,082
                                                     -----------

ITEM 3. LEGAL PROCEEDINGS

Medefile is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Medefile's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock as quoted on the Over The Counter Bulletin Board. Our stock is traded under the symbol "MDFI".



                                      High         Low
                                   ---------------------
       Quarter ended 03/31/04        $175.00      $75.00
       Quarter ended 06/30/04        $160.00      $65.00
       Quarter ended 09/30/04        $ 90.00      $12.00
       Quarter ended 12/31/04        $ 50.00      $27.50
       Quarter ended 03/31/05        $ 45.00      $10.10
       Quarter ended 06/30/05        $ 17.50      $ 2.50
       Quarter ended 09/30/05        $  2.50      $ 2.50
       Quarter ended 12/31/05        $ 12.00      $ 2.50

(The quarterly prices are adjusted to reflect the August 2004 1 for 500 and the May 2005, 1 for 10 reverse splits).

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 23, 2006, there were approximately 1,036 holders of record of the Company's common stock. As of March 23, 2006, the Company had 178,733,910 its common stock issued and outstanding.

IN-KIND DIVIDEND

On January 20, 2006, the Company paid an in-kind dividend of 14 shares of common stock for each share of common stock held by shareholders of record at the close of business on January 16, 2006.

DIVIDEND POLICY

We do not currently pay any cash dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions in the Company's articles of incorporation or bylaws that prevent the Company from declaring dividends. The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1. the Company would not be able to pay its debts as they become due in the usual course of business; or

2. the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time.

                      EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which Medefile's common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

------------------------------------ ------------------------ ----------------------- ---------------------------
           Plan category              Number of securities       Weighted average        Number of securities
                                        to be issued upon       exercise price of      remaining available for
                                           exercise of         outstanding options,     future issuance under
                                      outstanding options,     warrants and rights    equity compensation plans
                                       warrants and rights                              (excluding securities
                                                                                       reflected in column (a)
------------------------------------ ------------------------ ----------------------- ---------------------------
                                               (a)                     (b)                       (c)
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans approved             -0-                     -0-                       -0-
by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Equity compensation plans not                  -0-                     -0-                       -0-
approved by security holders
------------------------------------ ------------------------ ----------------------- ---------------------------
Total                                          -0-                     -0-                       -0-
------------------------------------ ------------------------ ----------------------- ---------------------------

In January 2006, the Board of Directors of the Company approved and Incentive Stock Plan, which plan has not yet been presented to shareholders for their approval, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursrant to certain employment agreement that are more fully described below (See "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS").

SALES OF UNREGISTERED SECURITIES

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Acquirer), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions agreed to issue 9,894,900 shares of Bio-Solutions' common stock to the OmniMed Shareholders. These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements provided in this annual report on Form 10-KSB. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The forward-looking information set forth in this annual report is as of the date of this filing, and we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of this annual report.

OVERVIEW

Medefile  has  developed  a  system  for  gathering,   digitizing,  storing  and
distributing information for the healthcare field.

Medefile's goal is to revolutionize the medical industry by bringing digital technology to the business of medicine. Medefile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner.

Medefile's products and services are designed to provide Healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

Medefile has created a system for gathering and digitizing medical records so that individuals can have a comprehensive record of all of their medical visits. Medefile's primary product is the MedeFile system, a highly secure system for gathering and maintaining medical records. The MedeFile system is designed to gather all of its members' medical records and create a single, comprehensive medical record that is accessible 24 hours a day, seven days a week.

RESULTS OF OPERATIONS OR PLAN OF OPERATION

In accordance with the Agreement and Plan of Merger entered into on November 1, 2005, the Company adopted a change from a fiscal year end of June 30 to a calendar year-end, effective for the short-year (six months) ended December 31, 2005. To facilitate the change, the Company is reporting a one-time short-year (six months) ended December 31, 2005. Subsequent to the transition period, our first full financial year will cover the period from January 1, 2006 to December 31, 2006.

During the short-year (six months) ended December, 31, 2005, the Company transitioned from a development stage company to an operating company. Accordingly, the Company's Results of Operations for the six months ended December 31,2005 are not comparable to the six months ended December 31,2004.

Revenues

Revenues for the short-year (six months) ended December 31, 2005 totaled $7,403.

General and Administrative Expenses

General and administrative expenses for the short- year (six months) ended December 31, 2005 totaled $327,572, consisting primarily of compensation, marketing costs and professional fees.

Impairment of Intangible Assets

Intangible assets totaling $153,912 consists of trade-marks capitalized software development costs and capitalized logo costs. At December 31, 2005, the Company reviewed the economic recovery of the amounts capitalized. In consideration of the inherent risks of the business, the Company has determined to impair the remaining balance of $97,063 related to the intangible assets during the short-year (six months) ended December 31, 2005.

Depreciation Expenses

Depreciation and amortization expense totaled $29,479 for the short-year (six months) ended December 31, 2005.

Interest Expense

Interest expense for the short-year (six months) ended December 31, 2005 was $16,603. The interest expense is payable to related party loans

Net Loss

For the reasons stated above, our net loss for the short-year (six months) ended December 31, 2005 was $463,197 or $0.003 per share.

Liquidity and Capital Resources

As of December 31,2005 we had cash and cash equivalents of $ 270,506. Our current liabilities as of December 31, 2005 aggregated $32,895. Additionally, we had a stockholders' deficiency in the amount of $519,905 at December 31,2005.

The Company used $323,358 of cash for operating activities during the short-year ended December 31, 2005. Cash provided by investing activities for the short-year ended December 31, 2005 was $1,712. Cash provided by financing activities for the short-year ended December 31, 2005 was $509,575, consisting of net proceeds from the related party loans.

Our registered independent certified public accountants have stated in their report dated April 7, 2005, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We will need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31,2005 or as of the date of this report.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments:

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price. From its inception, the Company has incurred significant costs in connection with the issuance of equity- based compensation, which is comprised primarily of our common stock and warrants to acquire our common stock, to non-employees. The Company anticipates continuing to incur such costs in order to conserve its limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

We account for equity based compensation, issued to non-employees in exchange for goods or services, in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS(R) is effective for all companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

                                  RISK FACTORS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. SOME OF THE INFORMATION CONTAINED IN THIS DISCUSSION AND ANALYSIS OR SET FORTH ELSEWHERE IN THIS ANNUAL REPORT, INCLUDING INFORMATION WITH RESPECT TO OUR PLANS AND STRATEGIES FOR OUR BUSINESS, INCLUDES FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. YOU SHOULD REVIEW THE "RISK FACTORS" SECTION OF THIS REPORT FOR A DISCUSSION OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS DESCRIBED IN OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. IF ANY OF
THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD SUFFER.

                         RISKS RELATED TO OUR BUSINESS:

We have a history of operating losses, and we may not achieve or maintain profitability in the future.

We have experienced a net loss of $463,197, or $0.003 per share, for the six month period ended December 31, 2005. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. The audit opinion contained in our financial statements raises substantial doubt about our ability to continue as a going concern. Our operating expenses have outpaced and are likely to continue to outpace revenues. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. We may never be able to reduce these losses, which would require us to seek additional debt or equity financing. If such financing is obtained our existing shareholders may experience significant additional dilution.

We may not be able to execute our business plan and may not generate cash from operations.

In the event that cash flow from operations is less than anticipated and we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. To the extent that operating expenses increase or we need additional funds to make acquisitions, develop new technologies or acquire strategic assets, the need for additional funding may be accelerated and there can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we were not able to generate sufficient capital, either from operations or through additional debt or equity financing, to fund our current operations, we would be forced to significantly reduce or delay our plans for continued research and development and expansion. This could significantly reduce the value of our securities.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing Our consolidated financial statements as of December 31, 2005 have been prepared under the assumption that we will continue as a going concern for the year ending December 31, 2006. Our independent registered public accounting firm has issued a report dated April 17, 2006 that included an explanatory paragraph expressing doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon our ability to attain future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The commercial success of our products and services depends on the widespread market acceptance of digital technology in the healthcare industry.

The market for digitization of medical records is emerging. Our success will depend on acceptance of digital technology for use in and maintaining and accessing medical records by individuals and Healthcare providers, as well as the success of the commercialization of the Medefile products and services. At present, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our technology in this market. The healthcare records market sector is well established with entrenched competitors with whom we must compete.

We May Be Unable To Effectively Manage Our Growth or Implement Our Expansion Strategy.

Our growth strategy is subject to related risks, including pressure on our management and on our internal systems and controls. Our planned growth will require us to invest in new, and improve our existing, operational, technological and financial systems and to expand, train and retain our employee base. Our failure to effectively manage our growth could have a material adverse effect on our future financial condition. In addition, our lack of operating experience may cause us difficulty in managing our growth.

We have limited marketing or sales capabilities, and if we are unable to develop sales and marketing capabilities, we may not be successful in commercializing our products.

We currently have limited sales, marketing or distribution capabilities. As a result, we may be forced to depend on collaborations or agreements with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

We may engage in future acquisitions, which may be expensive and time consuming and from which we may not realize anticipated benefits.

We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business or otherwise serve our strategic goals. If we do undertake transactions of this sort, the process of integrating an acquired business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition.

                       RISKS RELATED TO OUR COMMON STOCK:

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions In Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and
     * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     * obtain financial information and investment experience objectives of the person; and
     * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     * sets forth the basis on which the broker or dealer made the suitability determination; and
     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We Do Not Expect to Pay Dividends for Some Time, if At All.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors.

Future Capital Needs Could Result in Dilution to Investors; Additional Financing Could be Unavailable or Have Unfavorable Terms .

Our future capital requirements will depend on many factors, including cash flow from operations, progress in our present operations, competing market developments, and our ability to market our products successfully. It may be necessary to raise additional funds through equity or debt financings. Any equity financings could result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If adequate funds are not obtained, we may be required to reduce or curtail operations.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F-1 through F-40.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors
Medefile International Inc.
Cedar Knolls, NJ 07927

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Medefile
International Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the short-year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (PCAOB) (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medefile International Inc. at December 31, 2005 and the results of its operations and its cash flows for the short-year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note J to the accompanying financial statements, the Company has incurred significant operating losses in current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                    /s/ Russell Bedford Stefanou Mirchandani LLP
                    --------------------------------------------
                    Russell Bedford Stefanou Mirchandani LLP


New York, New York
April 17, 2006

                          Medefile International, Inc.
                           Consolidated Balance Sheet
                             December 31, 2005

                                  Assets
Current Assets:
Cash and cash equivalents                                                   $           270,506
                                                                            --------------------

Total current assets                                                                    270,506


Property and Equipment, net of accumulated depreciation (Note B)                         72,802

Other Assets:
Intangible assets, net of accumulated amortization (Note C)                                   -
Other asset                                                                               2,785
                                                                            --------------------

Total                                                                       $           346,093
                                                                            ====================


                 Liabilities and Stockholders' Defeciency
Current Liabilities:
Accounts payable and accrued expenses                                       $            28,000
Deferred revenue                                                                          4,895
                                                                            --------------------

Total current liabilities                                                                32,895
                                                                            --------------------
Loans payable - related party (Note D)                                                  833,103
                                                                            --------------------
Commitments and Contingencies (Notes I)

Stockholders' Deficiency:
Common Stock- 300,000,000 shares authorized, par value
 .0001, 178,733,910 issued and outs17,873g
Additional paid-in capital                                                            1,221,010
Accumulated deficit                                                                  (1,758,788)
                                                                            --------------------

Total stockholders' deficiency                                                         (519,905)
                                                                            --------------------

Total                                                                       $           346,093
                                                                            ====================



        The accompanying notes are an integral part of these consolidated financial statements.

                          Medefile International, Inc.
               Consolidated Statement of Stockholders' Deficiency
             For the Short Year (Six Months) Ended December 31, 2005



                                              Common Stock
                                    --------------------------------
                                           Shares                      Additional    Accumulated
                                         Outstanding      Amount     Paidin Capital     Deficit          Total
                                    ------------------ ------------- -------------- -------------- ---------------
Balance - July 1, 2005                    148,423,500     $ 14,842   $ 1,224,041    $ (1,295,591)  $      (56,708)

Common stock issued upon merger
 with OmniMed                              30,310,410        3,031        (3,031)              -                0

Net loss                                            -            -             -        (463,197)        (463,197)

                                    ------------------ ------------- -------------- -------------- ---------------
Balance - December 31, 2005               178,733,910     $ 17,873   $ 1,221,010    $ (1,758,788)  $     (519,905)
                                    ------------------ ------------- -------------- -------------- ---------------

        The accompanying notes are an integral part of these consolidated financial statements.

                          Medefile International, Inc.
                      Consolidated Statement of Operations
             For the Short Year (Six Months) Ended December 31, 2005


Revenues                                                                                     $           7,403
                                                                                             ------------------

Operating expenses:
    General and administrative expenses                                                                327,572
    Impairment of intangible assets                                                                     97,063
    Depreciation and amortization                                                                       29,479
                                                                                             ------------------
    Total operating expenses                                                                           454,114
                                                                                             ------------------

    Loss from operations                                                                              (446,711)

Other income (expense):
    Interest income                                                                                      1,460
    Other income (Expense)                                                                              (1,343)
    Interest expense - related party                                                                   (16,603)
                                                                                             ------------------

Loss before income taxes                                                                              (463,197)

Provision for income taxes                                                                                   -
                                                                                             ------------------

Net Loss                                                                                     $        (463,197)
                                                                                             ==================

 Basic and diluted net loss per share                                                        $          (0.003)
                                                                                             ==================

Number of shares used in computing basic and diluted net loss per share                            153,475,235
                                                                                             ==================

        The accompanying notes are an integral part of these consolidated financial statements.

                          Medefile International, Inc.
                      Consolidated Statement of Cash Flows
             For the Short Year (Six Months) Ended December 31, 2005


Cash flows from operating activities:

    Net loss                                                                         $    (463,197)

    Adjustments to reconcile loss to net cash provided by operating activities:
       Depreciation and amortization                                                        29,479
       Impairment of intangible assets                                                      97,063

    Changes in operating assets:
       Prepaid expenses                                                                      1,625
       Deferred revenue                                                                      4,895
       Accounts payable and accrued expenses                                                 6,777
                                                                                     --------------

       Net cash used in operating activities                                              (323,358)
                                                                                     --------------

Cash flows from investing activities:
       Proceeds from investments                                                             1,712
                                                                                     --------------

       Net cash provided by investing activities                                             1,712
                                                                                     --------------

Cash flows from financing activities:
       Net proceeds from related party loans                                               509,575
                                                                                     --------------

       Net cash provided by financing activities                                           509,575
                                                                                     --------------

       Net increase (decrease) in cash                                                     187,929

Cash and cash equivalents-beginning of the short-year                                       82,577

                                                                                     --------------

Cash and cash equivalents-end of the short-year                                      $     270,506
                                                                                     ==============

Supplemental Disclosure of Cash Flow Information:
        Cash paid (received) during year for:
        Interest                                                                     $           -
                                                                                     --------------
        Income taxes                                                                 $           -
                                                                                     --------------

Noncash investing and financing activities:
        Issuance of 30,310,410 shares related to merger



        The accompanying notes are an integral part of these consolidated financial statements.

                           MEDEFILE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Note A. Nature of Business and Significant Accounting Policies

Description of the Company
The Company has developed a system for gathering and digitizing medical records so that individuals can have a comprehensive record of all of their medical visits. The Company's primary product is the Medefile system. The Medefile system is designed to gather all of its member's medical records and create a single, comprehensive medical record that is accessible 24 hours a day, seven days a week.

Basis  of  Presentation,  Business  Combination  and  Corporate  Restructure
On November 1, 2005, the Company, through a wholly-owned subsidiary, completed a merger transaction with Bio-Solutions International, Inc. ("Bio-Solutions"), an inactive publicly registered shell corporation with no significant assets or operations , pursuant to an Agreement and Plan of Merger dated November 1, 2005. As a result of the merger, there was a change in control of the public entity. In accordance with SFAS No. 141, the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of the Company's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the Company is the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From July 1, 2004 until the date of the Agreement, Bio-Solutions was an inactive corporation with no material assets, liabilities or operations. In connection with the acquisition, 30,310,410 shares of common stock of the Company was issued including; (a) 22,500,000 shares to settle the then outstanding convertible debt and accrued interest of Bio-Solutions, and (b) 7,810,410.00 shares that were retained by the Bio Solutions' shareholders.

Effective with the Agreement, all previously outstanding shares of common and preferred stock owned by the Company's shareholders were exchanged for an aggregate of 148,423,500 shares of Bio-Solution's common stock. The value of the stock that was issued was the historical cost of the Bio-Solution's net tangible assets, which did not differ materially from their fair value.

Effective with the Agreement, Bio-Solutions changed its name to Omnimed International, Inc, increased its authorized shares of $.001 par value common stock to 300,000,000.

All references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 1 share of Bio-Solutions common stock for 5 shares of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented.

The  accompanying   financial   statements  present  the  historical   financial
condition, results of operations and cash flows of the Company prior to the merger with Bio-Solutions.

In accordance with the merger, the Company adopted a change from a fiscal year end of June 30 to a calendar year-end, effective for the short-year (six months) ended December 31, 2005. To facilitate the change, the Company is reporting a one-time short-year (six months) ended December 31, 2005. Subsequent to the transition period, our first full financial year will cover the period from January 1, 2006 to December 31, 2006.

During the short-year (six months) ended December, 31, 2005, the Company transitioned from a development stage company to an operating company.

Effective January 17, 2006, the Registrant changed its name from Omnimed International, Inc. to Medefile International, Inc.

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of these financial statements, cash equivalents include a highly liquid debt instrument with a maturity of less than three months.

Income Taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The provision for income taxes is comprised of current and deferred components. The current component presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company's taxable income as reported in its income tax returns.

Deferred income taxes are provided for the temporary differences between the carrying values of the Company's assets and liabilities for financial reporting purposes and their corresponding income tax basis. These temporary differences are primarily attributable to net operating losses. The temporary differences give rise to either a deferred tax asset or liability in the financial statements, which is computed by applying statutory tax rates to taxable or deductible temporary differences based upon classification (i.e., current or non-current) of the asset or liability in the financial statements which relate to the particular temporary difference.

Property and Equipment
Property and equipment is recorded at cost. Costs of maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of each asset.

Trademark Costs
Trademark costs incurred in the registration and acquisition of trademarks and trademark rights are capitalized. These costs will be amortized over the legal life of the related trademark once the trademark is awarded. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No.
142), Goodwill and Other Intangible Assets, the Company performs an annual review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets may not be recoverable.

Capitalized  Software  Development Costs
The Company's policy is to capitalize computer software costs in accordance with Statement of Position 98-1,"Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use" Under SOP 98-1, costs incurred in creating software to gather, digitize, store and distribute medical information once the application development stage is reached, are capitalized. The application development stage is when a working model/concept is established. Costs incurred in developing the product from this point until the product is available for release to customers are capitalized and includes contracted labor including supervision of the product developers and other outside consultant costs. Amortization of these costs started February 2004, when the product was first available for release to customers and is being recovered on the straight-line basis over the estimated economic life of sixty months. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

The Company expenses all software costs associated with the conceptual formulation and evaluation of alternatives until the application development stage has been reached. Costs to improve or support the technology are expensed as these costs are incurred.

Long-Lived Assets
The Company evaluates long-lived assets for impairment under Financial Accounting Standards Board (FASB) Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Under these rules, long-term and intangible assets are evaluated for possible impairment when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Measurement of the impairment loss, if any, is based upon the difference between the assets carrying value in the financial statements and its estimated fair value.

Comprehensive Income
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. For all of the periods presented, the Company's comprehensive income is presented in the Statement of Comprehensive Income, and includes unrealized gains and losses on marketable securities net of the related estimated deferred income tax effect associated with those gains and losses.

Revenue Recognition
The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. . The Company's technology was available for sale or lease in February 2004.

Deferred Revenue
The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable.

Investments
The Company's investments in marketable securities are classified as "available for sale" securities, and are carried on the financial statements at market value. Realized gains and losses are included in earnings; unrealized gains and losses are reported as a separate component of stockholders' equity and as a component of "Other Comprehensive Income."

Fair Value of Financial Instruments
The Company's financial instruments, which include cash, prepaid expenses, securities, and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

Off-balance Sheet Arrangements
The Company does not have any off-balance sheet financing or any unconsolidated special purpose entities.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Liquidity
As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $463,197 for the short-year (six months) ended December 31, 2005, and has an accumulated deficit of $1,758,788 as of December 31, 2005. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Stock Based Compensation
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the six months ended December 31, 2005.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note F):

Net loss - as reported                                                                          $       (463,197)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25) -- Deduct:  Total stock based  employee  compensation expense as reported  under fair value based  method (SFAS No. 123) -- Net loss -
Pro Forma $ (463,197)

Net loss attributable to common stockholders - Pro forma                                        $       (463,197)
Basic (and assuming dilution) loss per share - as reported                                      $          (.003)
Basic (and assuming dilution) loss per share - Pro forma                                        $          (.003)

Earnings Per Share
The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.

Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the six months ended 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 107, "Share-Based Payment," which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS(R) is effective for all companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

On February 16, 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

Reclassifications
Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Note B. Property and Equipment

Fixed assets consist of the following as of December 31:

                                                     2005        Useful Life
                                                --------------- ---------------

Computer and office equipment.                  $       116,263     3-5 years
Furniture and fixtures                                   38,617      7 years
                                                --------------- ---------------

Subtotal                                        $       154,880
Less:  Accumulated depreciation                          82,078
                                                --------------- ---------------
Total                                           $        72,802
                                                =============== ===============

Depreciation is provided by the straight-line method over the estimated useful life. Depreciation expense totaled $14,145 for the six month ended December 31, 2005.

Note C. Intangible Assets

Intangible assets consist of the following as of December 31:

                                                      2005
                                                ---------------

Trademarks                                      $         4,130
Other intangibles.                                      149,782
                                                ---------------

Subtotal                                                153,912
Less: Accumulated amortization                          153,912
                                                ---------------
Total                                           $             -
                                                ===============

Other intangibles totaling $149,782 consists of capitalized software development costs $146,525 and capitalized logo costs $3,257. At December 31, 2005, the Company reviewed the economic recovery of the amounts capitalized. In consideration of the inherent risks of the business, the Company has determined to impair the remaining balance of $97,063 related to the intangible assets during the six months ended December 31, 2005.

Note D. Loan Payable - Related Party

The Company has a loan payable due to a major stockholder of the Company and an entity under this stockholder's control. The demand loans bear interest at the rate of seven percent per annum and matures on March 7, 2007. At December 31, 2005, the Company had an outstanding loan payable totaling $833,103 including accrued interest of $16,603.

Note E. Stockholders' Equity

On November 28, 2005, our Board of Directors authorized and approved, subject to shareholder approval, an increase the number of authorized shares of Common Stock from 100,000,000 to 300,000,000 and to amend and restate the Articles of Incorporation, as amended, to clarify and better define the powers and authority of the Board of Directors of the Company to designate and issue shares of our previously authorized preferred stock. Subsequently, on November 29, 2005, holders of a majority of our voting capital stock acted by written consent in lieu of a special meeting of shareholders to adopt an amendment to our Certificate of Incorporation to increase the number of authorized shares ofCommon Stock from 100,000,000 to 300,000,000 and to amend and restate the Articles of Incorporation, as amended, to clarify and better define the powers and authority of the Board of Directors of the Company to designate and issue shares of our previously authorized preferred stock.

In accordance with the terms of the merger, the Company issued 30,310,410 shares of common stock relating to the merger.

On January 18, 2006, the Registrant issued a press release announcing that its Board of Directors had declared an in-kind dividend of 14 shares of common stock for each share of common stock held by shareholders of record at the close of business on January 16, 2006. The in-kind dividend is payable on January 20, 2006. The in-kind dividend was retroactively reflected in the financial statements presented.

Note F.  Stock Options and Warrants

Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed. A summary of the status of the Company's outstanding stock options as of December 31, 2005 and the changes during the three years then ended are as follows:



                                                          Weighted
                                                           Average
                                           Shares     Price per Share
                                     ---------------   --------------
 Outstanding -- July 1, 2005                 250,000   $         1.30


 Exercised                                       (--)              --

 Forfeited                                  (100,000)            1.50

 Granted                                          --               --
                                       -------------   --------------



 Outstanding -- December 31, 2005            150,000   $         1.17
                                       -------------   --------------

The following table summarizes information about the stock options outstanding as at December 31, 2005:

                                                                 Weighted
                                                                 Average
                                                                Remaining
                               Number            Number         Contractual
                            Outstanding       Exercisable          Life
 Exercise Prices
                           --------------    --------------    ------------
 $1.50                            50,000            50,000            0.75

 $1.00                           100,000           100,000            1.20
                           --------------    --------------

 Total                           150,000           150,000            1.05
                           --------------    --------------



As of July 1, 2005, the stock options outstanding of 250,000 were fully vested. During the six months and short-year ended December 31, 2005, there were no warrants issued or outstanding.

Note G. Earnings (Loss) Per Share

As discussed in Note A, all references to common stock, share and per share amounts have been retroactively restated to reflect the exchange ratio of 1 share of Bio-Solutions common stock for 5 shares of the acquirer's common stock outstanding immediately prior to the merger as if the exchange had taken place as of the beginning of the earliest period presented. All per share information considers the in-kind dividend which was retroactively reflected in the financial statements presented.

Note H. Income Taxes

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $2,400,000, expire at various times through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $528,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Note I. Commitments and Contingencies

In January, 2006, Medefile entered into a two year employment agreement with Eric Rosenfeld. The agreement provides for Mr. Rosenfeld to receive an annual salary of $76,000 for the first year and $96,000 for the second year. The agreement also provides for Mr. Rosenfeld to receive, upon execution of the agreement, options to purchase one million eight hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The Options shall be issued pursuant to the terms and conditions of the Medefile International, Inc. 2006 Incentive Stock Plan. The employment agreement also provides that if Mr. Rosenfeld exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.

In January 2006, Medefile entered into a two year employment agreement with David Dorrance. The agreement provides for Mr. Dorrance to receive, upon execution of the agreement, an option to purchase from the Company two hundred forty thousand (240,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 10,000 shares per month) over a period of two years. The Options shall be issued pursuant to the terms and conditions of the Medefile International, Inc. 2006 Incentive Stock Plan. The employment agreement also provides that if Mr. Dorrance exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.

In January 2006, Medefile entered into a two year employment agreement with Kevin Hauser. The agreement provides for Mr. Hauser to receive an annual salary of $84,000. The agreement also provides for Mr. Hauser to receive an option to purchase from the Company one million eight hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. Hauser exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.

In January 2006, Medefile entered into a two year employment agreement with Peter LoPrimo. The agreement provides for Mr. LoPrimo to receive an annual salary of $84,000. The agreement also provides for Mr. LoPrimo to receive an option to purchase from the Company one million eighty hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. LoPrimo exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.

The Company is obligated under a lease for office space in New Jersey commencing November 2003 and expiring in October 2008. The lease also provides for additional rent for increases in operating expenses. Future minimum rent payments under the lease are:


2006                             $ 19,395
2007                               20,633
2008                               18,054
                                 --------
Total                            $ 58,082
                                 --------


Note J. Going Concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the six months ended December 31, 2005, the Company incurred a loss of $463,197. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company has been able to continue operations due to the payment of company obligations by one of its principal stockholders as an additional contribution to capital and loans to the Company. As disclosed in Note D to the financial statements, the Company was indebted to the principal stockholder in the amount of $833,103 at December 31, 2005.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. . The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

OMNIMED INTERNATIONAL, INC.

                              FINANCIAL STATEMENTS

             Report of Independent Registered Public Accounting Firm

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS
                                  JUNE 30, 2005

                                      INDEX

                                      PAGE



REPORT OF INDEPENDENT AUDITORS                                             F-13

BALANCE SHEETS                                                             F-14
   AS AT JUNE 30, 2005 AND JUNE 30, 2004

STATEMENTS OF OPERATIONS                                                   F-15
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30,2004
   AND FOR THE PERIOD JULY 16, 1997 (INCEPTION) TO JUNE 30, 2005

STATEMENTS OF COMPREHENSIVE INCOME                                         F-16
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
   AND FOR THE PERIOD JULY 16,1997 (INCEPTION) TO JUNE 30, 2005

STATEMENTS OF DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE             F-16
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

STATEMENT OF COMMON STOCK                                                  F-17
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

STATEMENTS OF ADDITIONAL PAID IN CAPITAL                                   F-17
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

STATEMENTS OF CASH FLOWS                                                   F-18
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
   AND FOR THE PERIOD JULY 16,1997(INCEPTION) TO JUNE 30, 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION                          F-19
   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
   AND FOR THE PERIOD JULY 16, 1997(INCEPTION) TO JUNE 30, 2005

NOTES TO FINANCIAL STATEMENTS                                        F-20 - F-25

                         Report of Independent Auditors

Board of Directors
Omnimed International, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Omnimed International, Inc. (a development stage company) as of June 30, 2005 and June 30, 2004 and the related statements of operations, comprehensive income, deficit accumulated during the development stage, common stock, additional paid-in capital and cash flows for the six months then ended and for the period July 16, 1997 (Inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnimed International, Inc. (a development stage company) at June 30, 2005 and June 30, 2004 and the results of its operations and cash flows for the six months and periods then ended in conformity with accounting principles generally accepted in the United States of America.





                             /S/ Katz & Bloom, LLC
                             ---------------------
                             Roslyn Heights, New York
                             August 19, 2005

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                                  BALANCE SHEET

                                     ASSETS

                                                                       June 30,      June 30,
                                                                         2005          2004
                                                                   ------------    ------------
Current Assets:

   Cash and cash equivalents (Note A)                              $     82,577    $     53,483
   Prepaid expenses                                                       1,625              --
          Total Current Assets                                           84,202          53,483
                                                                   ------------    ------------

Property and Equipment - at cost (Notes A and B)                        154,880          95,517
   Less accumulated depreciation                                        (67,933)        (44,987)
                                                                   ------------    ------------
          Property and equipment - net                                   86,947          50,530
                                                                   ------------    ------------

Other Assets:
   Capitalized software development costs-net of
     amortization of $41,515 at June 30, 2005 and $12,210
     at June 30, 2004 (Notes A and C)                                   105,010         134,315
   Investments (Notes A and D)                                            1,712         123,000
   Other intangible assets (Notes A and E)                                7,387           7,387
   Security deposit                                                       2,785           2,785
                                                                   ------------    ------------
          Total Other Assets                                            116,894         267,487
                                                                   ------------    ------------

          Total                                                    $    288,043    $    371,500
                                                                   ============    ============


                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                           $     21,223    $      4,507
                                                                   ------------    ------------
          Total Current Liabilities                                      21,223           4,507

Long -Term Liabilities
  Loan payable - stockholder (Note F)                                   323,528              --
          Total Liabilities                                             344,751           4,507

Commitments and Contingencies (Notes I &J)                                   --              --

Stockholders' (Deficiency) Equity:
   Common Stock par value $.001: shares
     Authorized, 50,000,000 issued and outstanding
                                                                     48,209,500          48,210
   Common stock to be issued (Note I)                                     1,046
   Additional paid-in capital                                         1,189,627       1,150,593
   Deficit accumulated during development stage                      (1,295,591)       (831,810)
                                                                   ------------    ------------
          Total Stockholders' (Deficiency) Equity                       (56,708)        366,993
                                                                   ------------    ------------

          Total                                                    $    288,043    $    371,500
                                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                                 July 16, 1997
                                                                   Six Months Ended      Six Months Ended       (Inception) to
                                                                    June 30, 2005         June 30, 2004          June 30, 2005
                                                                   --------------         --------------         --------------
Revenues                                                           $          -           $            -          $          -

Expenses

   Executive compensation                                                  71,000                 90,000               563,175
   Contracted technology development and service                           18,500                 12,000                57,198
   Depreciation and amortization                                           27,049                 20,066               109,448
   Rent                                                                    10,378                  9,234                47,745
   Travel and entertainment                                                   500                  5,333                47,836
   Office expenses                                                         28,937                  1,718                51,975
   Legal fees                                                              15,271                  4,810                32,295
   Professional services and consulting                                    18,000                      -               116,557
   Contracted marketing                                                    57,575                      -                66,802
   Telephone and internet                                                   3,576                  7,484                28,102
   Interest                                                                 2,189                      -                 2,189
   Website design and development                                           5,050                  3,662                19,882
   Other                                                                    5,653                  5,210                36,153
   Repairs and maintenance                                                      -                      -                 7,269

     Total Expenses                                                       263,678                                    1,186,626
                                                                   --------------         --------------         --------------
                                                                                                 159,517

Net Loss From Operations                                                 (263,678)              (159,517)           (1,186,626)
                                                                   --------------         --------------         --------------

Other Revenue (Loss)
   Dividend income                                                            247                     17                   632
   Realized gain (loss) on sale of securities                                   -                 13,084               (79,891)
                                                                   --------------         --------------         --------------


     Total Other Revenue (Loss)                                               247                 13,101               (79,259)
                                                                   --------------         --------------         --------------

Net loss before provision for income taxes                               (263,431)              (146,416)           (1,265,885)

Income tax benefit (Note G)                                                     -                      -                     -

Net loss                                                           $     (263,431)        $     (146,416)         $ (1,265,885)
                                                                   ==============         ==============          =============


The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                       STATEMENTS OF COMPREHENSIVE INCOME




                                                                    Six Months         Six Months           July 16, 1997
                                                                       Ended             Ended              (Inception) to
                                                                   June 30, 2005       June 30, 2004        June 30, 2005
                                                                 ----------------    ----------------      ----------------

Net loss                                                         $       (263,431)   $      (146,416)      $     (1,265,885)

Other Comprehensive Income:

   Unrealized appreciation (depreciation)
      of securities                                                           112            (83,250)              (29,706)
                                                                 ----------------    ----------------      ----------------

      Total Comprehensive Income (Loss)                          $       (263,319)   $      (229,666)      $     (1,295,591)
                                                                 ================    ================      ================


          STATEMENT OF DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE


                                                                                     Six Months Ended      Six Months Ended
                                                                                      June 30, 2005         June 30, 2004
                                                                                     ----------------      ----------------
Deficit accumulated during the development
  stage - Beginning of period                                                        $     (1,032,272)     $       (602,144)

Net loss                                                                                     (263,431)             (146,416)

Other comprehensive income (loss)                                                                 112               (83,250)
                                                                                     ----------------      ----------------

Deficit accumulated during the development
  stage - End of period                                                              $     (1,295,591)     $       (831,810)
                                                                                     ================      ================


The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

               STATEMENT OF COMMON STOCK For the Six Months Ended
                         June 30, 2005 and June 30, 2004


                                                                                       COMMON             COMMON
                                                                                       SHARES              STOCK
                                                                                   -------------        -------------

Balance - June 30, 2004 and June 30,2005                                              48,209,500        $      48,210
                                                                                   =============        =============




                    STATEMENTS OF ADDITIONAL PAID-IN CAPITAL




                                                                                  Six Months Ended   Six Months Ended
                                                                                   June 30, 2005       June 30, 2004
                                                                                   -------------        -------------

Balance - Beginning of period                                                      $   1,184,065        $   1,043,289

  Excess of fair value over par value of stock to be
    issued to contracted consultants in exchange for services                              5,562                    -

  Corporate Obligations paid by stockholder                                                                   107,304
                                                                                               -

Balance - End of period                                                            $   1,189,627        $   1,150,593
                                                                                   =============        =============


The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS



                                                                        Six Months             Six Months       July 16, 1997
                                                                           Ended                 Ended          (Inception) to
                                                                         June 30,               June 30,           June 30,
                                                                           2005                  2004                2005
                                                                      ------------            -------------       -----------
Cash Flows From Operating Activities:

  Net loss                                                            $   (263,431)           $    (146,416)      $(1,265,885)
   Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation and amortization                                        27,049                   20,066           109,448
       Accrued interest shareholder loans                                    2,189                        -             2,189
       Expenses paid by loans from stockholder                              31,892                        -            31,892
       Expenses incurred in exchange for common stock                        6,181                        -            10,456
       Expenses paid by stockholder - contributed to
           capital (Note I)                                                      -                  105,375           642,369
       Realized loss (gain) on sale of securities                                -                  (13,084)           79,891


  Changes in assets and liabilities:
       Prepaid expenses                                                        206                    1,522            (1,625)
       Accrued expenses                                                     15,010                    2,007            21,223
                                                                      ------------            -------------       -----------

Net Cash Used In Operating Activities                                     (180,904)                 (30,530)         (370,042)
                                                                      ------------            -------------       -----------

Cash Flows Provided By Investing Activities:

       Purchase of property and equipment                                   (2,490)                       -            (2,490)
       Proceeds from sale of investments                                         -                   81,834           195,109
                                                                      ------------            -------------       -----------

Net Cash Provided by Investing Activities                                   (2,490)                  81,834           192,619
                                                                      ------------            -------------       -----------

Cash Flows Provided by Financing Activities:

      Loans from stockholder                                               260,000                        -           260,000
                                                                      ------------            -------------       -----------

Net increase in cash and
    cash equivalents                                                        76,606                   51,304            82,577

Cash and cash equivalents-beginning of period                                5,971                    2,179                 -
                                                                      ------------            -------------       -----------

Cash and cash equivalents-end of period                               $     82,577            $      53,483       $    82,577
                                                                      ============            =============       ===========



   The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                     Six Months          Six Months          July 16, 1997
                                        Ended              Ended             (Inception) to
                                   June 30, 2005         June 30, 2004        June 30, 2005
                                   -------------         -------------        -------------

Cash paid for income taxes            None                  None                  None

Cash paid for interest                None                  None                  None


During the six months ended June 30, 2005, one of the principal stockholders paid Company obligations in the amount of $62,661. This amount was in addition to direct loans to the company in the amount of $260,000.

During the period July 16, 1997 (Inception) to June 30, 2005 one of the principal stockholders paid company obligations in the amount of $905,318 in addition to contributing assets of $275,000 to capital and loans of $260,000 to the Company.

During the six months ended June 30, 2004, one of the principal stockholders paid company obligations in the amount of $107,304. This amount was contributed to additional paid-in capital.

The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005

Note A. Nature of Business and Significant Accounting Policies

Organization - Omnimed International, Inc. (Company) was incorporated on July 16, 1997 under the laws of the State of Nevada.

Development Stage Company- The Company is a development stage company and has not generated any revenues. During the development period, the company is developing its information technology and other intangible assets and is attempting to market the company's products. The company is in the process of developing a system of gathering, digitizing, storing and distributing information for the healthcare field.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company's financial instruments, which include cash, prepaid expenses, securities, and accounts payable approximate fair value due to the short-term nature of these assets and liabilities. During the six months ended June 30, 2004, the company recorded a loss of $83,250 on the decline in value of the Company's interest in a marketable security.

Cash and Cash Equivalents - For purposes of these financial statements, cash equivalents include a highly liquid debt instrument with a maturity of less than three months.

Long-Lived Assets - The Company evaluates long-lived assets for impairment under Financial Accounting Standards Board (FASB) Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Under these rules, long-term and intangible assets are evaluated for possible impairment when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Measurement of the impairment loss, if any, is based upon the difference between the assets carrying value in the financial statements and its estimated fair value. During the development stage there have been no such losses recorded.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The provision for income taxes is comprised of current and deferred components. The current component presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company's taxable income as reported in its income tax returns. For the six months ended June 30, 2005 and June 30, 2004 and for the period July 16, 1997 (Inception) to June 30, 2005 there is no current provision for income taxes as the Company has reported losses on all income tax returns filed.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (continued)

Note A. Nature of Business and Significant Accounting Policies (cont'd)

Income taxes- (continued)

Deferred income taxes are provided for the temporary differences between the carrying values of the Company's assets and liabilities for financial reporting purposes and their corresponding income tax basis. These temporary differences are primarily attributable to net operating losses, depreciation, and research and development costs, which due to income tax laws become taxable or deductible in different years than their corresponding treatment for financial reporting purposes. The temporary differences give rise to either a deferred tax asset or liability in the financial statements, which is computed by applying statutory tax rates to taxable or deductible temporary differences based upon classification (i.e., current or non-current) of the asset or liability in the financial statements which relate to the particular temporary difference.

Property and Equipment - is recorded at cost. Costs of maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of each asset.

Trademark Costs - Costs incurred in the registration and acquisition of trademarks and trademark rights are capitalized. These costs will be amortized over the legal life of the related trademark once the trademark is awarded. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, the Company performs an annual review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets may not be recoverable. During the six months ended June 30, 2005 and June 30, 2004 there were no such impairment losses.

Capitalized Software Development Costs - The Company's policy is to capitalize computer software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" Under SOP 98-1, costs incurred in creating software to gather, digitize, store and distribute medical information once the application development stage is reached, are capitalized. The application development stage is when a working model/concept, is established. Costs incurred in developing the product from this point until the product is available for release to customers are capitalized and includes contracted labor including supervision of the product developers and other outside consultant costs. Amortization of these costs started February 2004, when the product was first available for release to customers and is being recovered on the straight-line basis over the estimated economic life of sixty months. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (continued)

Note A. Nature of Business and Significant Accounting Policies (cont'd)

Capitalized Software Development Costs- (continued)

During the years six months ended June 30, 2005 and June 30, 2004, the Company has concluded that no impairment charges are required.

The Company expenses all software costs associated with the conceptual formulation and evaluation of alternatives until the application development stage has been reached. Costs to improve or support the technology are expensed as these costs are incurred.

Comprehensive Income- Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. For all of the periods presented, the Company's comprehensive income is presented in the Statement of Comprehensive Income, and includes unrealized gains and losses on marketable securities net of the related estimated deferred income tax effect associated with those gains and losses.

Investments- The Company's investments in marketable securities are classified as "available for sale" securities, and are carried on the financial statements at market value. Realized gains and losses are included in earnings; unrealized gains and losses are reported as a separate component of stockholders' equity and as a component of "Other Comprehensive Income."

Off-balance Sheet Arrangements- The Company does not have any off-balance sheet financing or any unconsolidated special purpose entities.

Stock Based Compensation- The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock Based Compensation-Transition and Disclosure", an amendment to SFAS No. 123. Under these pronouncements, the Company uses the fair value based method of accounting for its stock option plan and for stock issued in exchange for services.

Revenue Recognition- The Company intends to generate revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. As previously described, the Company is a development stage company and has not generated any revenues. The Company's technology was available for sale or lease in February 2004. Once sales commence, the Company will recognize revenue on the accrual basis over the related license period.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (continued)

Note B. Property and Equipment

Property and equipment consists of:


                                                                         Useful
                                      June 30, 2005    June 30, 2004      Life
                                      -------------    -------------    -------
Computer equipment                     $   136,933     $      84,287    5 years
Office furniture                            12,928            11,230    7 years
Office equipment                             2,529                 -    5 years
Software                                     2,490                 -    3 years
                                       ------------    -------------
 Total property and equipment          $   154,880     $      95,517
                                       ============    =============



Depreciation is provided by the straight-line method over the estimated useful life of the related assets utilizing a half- year convention in the year acquired. Depreciation expense for the six months ended June 30, 2005 was $12,397 and for the six months ended June 30, 2004 was $7,856.

Note C. Capitalized Software Development Costs

As described in Note A to the financial statements, the Company's policy is to capitalize software development costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. At June 30, 2005 and June 30, 2004 the Company had capitalized $146,525 of costs related to the development of proprietary software that the Company will license to its customers for the storage and distribution of medical information. Management estimates the economic useful life of this software technology to be sixty months, consequently, capitalized software development costs are being amortized on a straight-line basis over a period of sixty months beginning in February 2004, the month the product became available for sale. Amortization for the six months ended June 30, 2005 was $14,652 and for the six months ended June 30, 2004 was $12,210.

Note D. Investments

The Company has an investment in a marketable security that is available for sale. The security was contributed to additional paid-in capital by one of the Company's major shareholders. At June 30, 2005, the Company had 16,000 restricted shares of stock of Poseidis Incorporated that will be available for sale during 2005. These shares were acquired as a result of a stock dividend in 2004 on 160,000 shares of Poseidis that the Company owned.

At June 30, 2004 the Company owned 300,000 shares of Poseidis that had a market value of $123,000 and a cost of $206,250.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (continued)

Note E. Other Intangible Assets

At June 30, 2005 and June 30, 2004, other intangible assets consisted of $3,257 of capitalized design costs relating to logo's for the Company's principal product and $4,130 of legal fees and other costs related to trademark registration. The Company will amortize the logo costs over a period of thirty-six months beginning in the month the Company realizes its first sale and the trademark costs over the legal life of the trademark when awarded.

Note F. Loan Payable Stockholder

At June 30, 2005, the Company owed a majority stockholder $323,528 including accrued interest of $2,189. The loan bears interest at the rate of seven percent per annum and has no fixed maturity date.

Note G. Stock Based Compensation

As disclosed in Note A to the financial statements, the Company has adopted the provisions of SFAS No.148, "Accounting for Stock Based Compensation- Transition and Disclosure", which requires that stock awards granted subsequent to January 1995 be recognized as compensation expense based on the fair value at the date of the grant. During the six months ended June 30, 2005, the Company incurred additional compensation expense in the amount of $6,181 to consultants for shares issued or to be issued in exchange for services. The Board of Directors determined that the fair value of the Company's shares to be $.01 per share.

Note H. Income Taxes

The Company is a development stage company and has reported losses in each year since inception. Accordingly, net deferred tax assets primarily attributable to net operating loss carry forwards have been reduced to zero as a result of a 100% valuation allowance based upon the uncertainty regarding realization of such tax benefits given the Company's losses.

The tax benefits relating to these net operating losses expire 20 years after realizing such losses. At June 30, 2005, the Company had approximately $1,050,000 of net operating losses expiring during various years beginning in 2017.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (continued)

Note I. Commitments and Contingencies

During the year 1999, the Company created the 1999 Stock Option Plan (Plan) to attract and retain the best qualified personnel. Under the Plan, the Company reserved 3,300,000 shares of its common stock to be given to employees and independent contractors as additional compensation as determined by the Board of Directors. The options under the Plan are intended to qualify as Incentive Stock Options (ISO's) under Section 422 of The Internal Revenue Code.

At June 30, 2005, the Company had granted options to purchase 250,000 shares of the Company's stock to five key employees.

The Company has employment agreements with seven key employees that specify total minimum annual salaries of $264,000. One of these employees is the Company's principal shareholder and founder. Several of the employees did not receive the minimum salary as provided for in their agreements and have waived their right to receive the unpaid salary.

In connection with these employment agreements, the Company is going to issue 1,290,000 shares of its stock to four key employees as an additional incentive to commit to employment with the Company. At June 30, 2005, 1,045,500 of these shares were vested but not issued. These shares will be issued during 2005.

The Company is obligated under a lease for office space in New Jersey commencing November 2003 and expiring in October 2008. The lease also provides for additional rent for increases in operating expenses. Future minimum rent payments under the lease are:



                     June 30,
                       2006                    18,673
                       2007                    19,912
                       2008                    21,149
                       2009                     7,222



Note J. Related Party Transactions

As  previously  described  in the  financial  statements,  the  Company  has not generated any operating revenues. The Company has been able to continue operations due to the payment of company obligations by one of its principal stockholders as an additional contribution to capital, loans to the Company and contributions of assets. This stockholder made payments aggregating $1,180,318 during the period July 16, 1997 (Inception) to June 30, 2005.

As disclosed in Note F to the financial statements the Company was indebted to the principal stockholder in the amount of $323,528 at June 30, 2005. During the period January 1, 2005 to June 30, 2005 the stockholder loaned the Company $260,000 and paid Company obligates of $61,339.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                      INDEX

                                                                          PAGE



REPORT OF INDEPENDENT AUDITORS                                             F-27

BALANCE SHEETS                                                             F-28
 AS AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

STATEMENTS OF OPERATIONS                                                   F-29
 FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
   FOR THE PERIOD JULY 16, 1997 (INCEPTION) TO DECEMBER 31, 2004

STATEMENTS OF COMPREHENSIVE INCOME                                         F-30
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
    FOR THE PERIOD JULY 16, 1997 (INCEPTION) TO DECEMBER 31, 2004

STATEMENTS OF DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE             F-30
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

STATEMENTS OF COMMON STOCK
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004              F-31

STATEMENTS OF ADDITIONAL PAID IN CAPITAL                                   F-31
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2004

STATEMENTS OF CASH FLOWS                                                   F-32
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
    FOR THE PERIOD JULY 16, 1997(INCEPTION) TO DECEMBER 31, 2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION                          F-33
  FOR THE YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003 AND
    FOR THE PERIOD JULY 16, 1997(INCEPTION) TO DECEMBER 31, 2004

NOTES TO FINANCIAL STATEMENTS                                        F-34 - F-40

                         Report of Independent Auditors

Board of Directors
Omnimed International, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Omnimed International, Inc. (a development stage company) as of December 31, 2004, and December 31, 2003 and the related statements of operations, comprehensive income, deficit accumulated during the development stage, common stock, additional paid-in capital and cash flows for the years then ended and for the period July 16, 1997 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnimed International, Inc. (a development stage company) at December 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the years and periods then ended in conformity with accounting principles generally accepted in the United States of America.



                                /S/ Katz & Bloom
                                ----------------
                                Roslyn Heights, New York
                                August 17, 2005

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)



                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                                December 31,
                                                                                        --------------------------
                                                                                             2004           2003
                                                                                        -----------    -----------
Current Assets:

   Cash and cash equivalents (Note A)                                                   $     5,971    $     2,179
   Prepaid expenses                                                                           1,831          1,522
                                                                                        -----------    -----------
          Total Current Assets                                                                7,802          3,701
                                                                                        -----------    -----------
Property and Equipment - at cost (Notes A and B)                                            122,944         93,588
   Less accumulated depreciation                                                            (55,536)       (37,131)
                                                                                        -----------    -----------
          Property and equipment - net                                                       67,408         56,457
                                                                                        -----------    -----------
Other Assets:
   Capitalized software development costs-net of amortization
      of $26,863 at December 31, 2004 (Notes A and C)                                       119,662        146,525
   Investments (Notes A and D)                                                              275,000
   Other intangible assets (Notes A and E)                                                    7,387          7,387
   Security deposit                                                                           2,785          2,785
                                                                                        -----------    -----------
          Total Other Assets                                                                131,434        431,697
                                                                                        -----------    -----------
          Total                                                                         $   206,644    $   491,855
                                                                                        ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
   Accounts payable and accrued expenses                                                $     6,213    $     2,500
                                                                                        -----------    -----------
          Total Current Liabilities                                                           6,213          2,500
                                                                                        -----------    -----------
Commitments and Contingencies (Notes H,I &J)                                                  --             --

Stockholders' Equity:
   Common Stock par value $.001: shares
     authorized, 50,000,000 issued and outstanding
     48,209,500                                                                              48,210         48,210
   Common stock to be issued (Note H)                                                           428           --
   Additional paid-in capital                                                             1,184,065      1,043,289
   Deficit accumulated during development stage                                          (1,032,272)      (602,144)
                                                                                        -----------    -----------
          Total Stockholders' Equity                                                        200,431        489,355
                                                                                        -----------    -----------
          Total                                                                         $   206,644    $   491,855
                                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                                        July 16,1997
                                                              Year Ended          Year Ended           (Inception) to
                                                            December 31,          December 31,           December 31,
                                                                2004                 2003                   2004
                                                            ------------          ------------           ------------
Revenues                                                    $          -          $          -           $          -

Expenses

   Executive compensation                                        170,000               123,225                492,175
   Contracted technology development                              28,000                     -                 38,698
   Depreciation and amortization                                  45,268                16,577                 82,399
   Rent                                                           18,261                11,081                 37,367
   Travel and entertainment                                        9,432                     -                 47,336
   Office expenses                                                 3,732                 6,525                 23,038
   Legal fees                                                      9,273                 1,415                 17,024
   Professional services and consulting                            4,950                   750                 98,557
   Contracted marketing                                            9,317                     -                  9,317
   Telephone and internet                                         10,923                     -                 24,526
   Repairs and maintenance                                           269                     -                  7,269
   Website design and development                                  4,863                 3,300                 14,832
   Other                                                           6,421                   437                 30,410
                                                            ------------          ------------           ------------
     Total Expenses                                              320,709               163,310                922,948
                                                            ------------          ------------           ------------
Net Loss From Operations                                        (320,709)             (163,310)              (922,948)
                                                            ------------          ------------           ------------
Other Revenue (Loss)
   Dividend income                                                   290                     -                    385
   Realized loss on sale of securities                           (79,891)                    -                (79,891)
                                                            ------------          ------------           ------------
     Total Other Revenue (Loss)                                  (79,601)                    -                (79,506)
                                                            ------------          ------------           ------------
Net loss before provision for income taxes                      (400,310)             (163,310)            (1,002,454)

Income tax benefit (Note G)                                            -                     -                      -
                                                            ------------          ------------           ------------
Net loss                                                    $   (400,310)         $   (163,310)          $ (1,002,454)
                                                            ------------          ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                       STATEMENTS OF COMPREHENSIVE INCOME


                                                                                                         July 16, 1997
                                                                 Year Ended          Year Ended          (Inception) to
                                                              December 31, 2004    December 31, 2003     December 31, 2004
                                                              -----------------    -----------------     -----------------

Net loss                                                      $       (400,310)    $        (163,310)    $     (1,002,454)

Other Comprehensive Income:

   Unrealized depreciation of securities                               (29,818)                    -               (29,818)
                                                              -----------------    -----------------     -----------------
      Total Comprehensive Income (Loss)                       $       (430,128)    $        (163,310)    $      (1,032,272)
                                                              ================     =================     =================


         STATEMENTS OF DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE



                                                                                         Year Ended          Year Ended
                                                                                        December 31,        December 31,
                                                                                           2004                2003
                                                                                   -----------------     -----------------
Deficit accumulated during the development
  stage - beginning of period                                                      $        (602,144)    $        (438,834)

Net loss                                                                                    (400,310)             (163,310)

Other comprehensive income (loss)                                                            (29,818)                    -
                                                                                   -----------------     -----------------
Deficit accumulated during the development
  stage - end of period                                                            $      (1,032,272)    $        (602,144)
                                                                                   =================     =================

The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                 STATEMENTS OF COMMON STOCK For the Years Ended
                     December 31, 2003 and December 31, 2004



                                                                       COMMON           COMMON
                                                                       SHARES            STOCK
                                                                     ----------        ----------

Balance - December 31, 2003 and December 31, 2004                    48,209,500        $   48,210
                                                                     ==========        ==========


                    STATEMENTS OF ADDITIONAL PAID-IN CAPITAL




           For the Years Ended December 31, 2003 and December, 31 2004



Balance - January 1, 2003                                            $  584,479

  Assets contributed by stockholder                                     275,000
  Corporate obligations paid by stockholder                             183,810
                                                                     ----------

Balance - December 31, 2003                                           1,043,289

  Corporate obligations paid by stockholder                             136,929
  Excess of fair value over par value of stock to be issued
    to contracted consultants in exchange for services                    3,847
                                                                     ----------


Balance - December 31, 2004                                          $1,184,065



   The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS



                                                                                                          July 16, 1997
                                                               Year Ended            Year Ended         (Inception) to
                                                            December 31, 2004     December 31, 2003    December 31, 2004
                                                            -----------------     -----------------    -----------------

Cash Flows From Operating Activities:

  Net loss                                                   $       (400,310)    $        (163,310)   $      (1,002,454)
   Adjustments to reconcile net loss to net cash used in
operating activities:

       Depreciation and amortization                                   45,268                16,577               82,399
       Realized loss on sale of securities                             79,891                     -               79,891
       Expenses incurred in exchange for
           common stock                                                 4,275                                     4,275
       Expenses paid by stockholder -
           contributed to capital (Note I)                             76,155               122,114              642,369

  Changes in assets and liabilities:
       Prepaid expenses                                                  (309)               (1,522)              (1,831)
       Accrued expenses                                                 3,713                 2,500                6,213
                                                            -----------------     -----------------    -----------------
Net Cash Used In Operating Activities                                (191,317)              (23,641)            (189,138)
                                                            -----------------     -----------------    -----------------

Cash Flows Provided By Investing Activities:

       Proceeds from sale of investments                              195,109                    -              195,109
                                                            -----------------     -----------------    -----------------
Net increase (decrease) in cash and
    cash equivalents                                                    3,792               (23,641)               5,971

Cash and cash equivalents-beginning of period                           2,179                25,820                    -
                                                            -----------------     -----------------    -----------------
Cash and cash equivalents-end of period                     $           5,971     $           2,179    $           5,971
                                                            =================     =================    =================


   The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)



                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                              July 16, 1997
                                            Year Ended       Year Ended      (Inception) to
                                            December 31,     December 31,      December 31,
                                               2004             2003              2004
                                            ------------     ------------    --------------
Cash paid for income taxes                      None             None            None

Cash paid for interest                          None             None            None

During the year ended December 31, 2004, one of the principal stockholders paid Company obligations in the amount of $136,929. This amount was contributed to additional paid-in capital.

During the year ended December 31, 2003, one of the principal stockholders paid Company obligations in the amount of $183,810. This amount was contributed to additional paid-in capital.

The accompanying notes are an integral part of these financial statements.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

Note A. Nature of Business and Significant Accounting Policies

Organization - Omnimed International, Inc. (Company) was incorporated on July 16, 1997 under the laws of the State of Nevada.

Development Stage Company- The Company is a development stage company and has not generated any revenues. During the development period, the company is developing its information technology and other intangible assets and is attempting to market the company's products. The company is in the process of developing a system of gathering, digitizing, storing and distributing information for the healthcare field.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company's financial instruments, which include cash, prepaid expenses, securities, and accounts payable approximate fair value due to the short-term nature of these assets and liabilities.

Cash and Cash Equivalents - For purposes of these financial statements, cash equivalents include a highly liquid debt instrument with a maturity of less than three months.

Long-Lived Assets - The Company evaluates long-lived assets for impairment under Financial Accounting Standards Board (FASB) Statement No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Under these rules, long-term and intangible assets are evaluated for possible impairment when events or circumstances indicate that the carrying amount of those assets may not be recoverable. Measurement of the impairment loss, if any, is based upon the difference between the assets carrying value in the financial statements and its estimated fair value. During the development stage there have been no such losses recorded.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes". The provision for income taxes is comprised of current and deferred components. The current component presents the amount of federal and state income taxes that are currently reportable to the respective tax authorities and is measured by applying statutory rates to the Company's taxable income as reported in its income tax returns. For each of the years presented in these financial statements and for the period August 12, 1997(Inception) to December 31, 2004 there is no current provision for income taxes as the Company has reported losses on all income tax returns filed.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)
                                     PAGE 9
                          NOTES TO FINANCIAL STATEMENTS


                                December 31, 2004
                                   (continued)

Note A. Nature of Business and Significant Accounting Policies (cont'd)

Income taxes- (continued)

Deferred income taxes are provided for the temporary differences between the carrying values of the Company's assets and liabilities for financial reporting purposes and their corresponding income tax basis. These temporary differences are primarily attributable to net operating losses, depreciation, and research and development costs, which due to income tax laws become taxable or deductible in different years than their corresponding treatment for financial reporting purposes. The temporary differences give rise to either a deferred tax asset or liability in the financial statements, which is computed by applying statutory tax rates to taxable or deductible temporary differences based upon classification (i.e., current or non-current) of the asset or liability in the financial statements which relate to the particular temporary difference.

Property and Equipment - is recorded at cost. Costs of maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of each asset.

Trademark Costs - Costs incurred in the registration and acquisition of trademarks and trademark rights are capitalized. These costs will be amortized over the legal life of the related trademark once the trademark is awarded. In accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, the Company performs an annual review of its identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets may not be recoverable. During the years ended December 31, 2004, and December 31, 2003 there were no such impairment losses.

Capitalized Software Development Costs - The Company's policy is to capitalize computer software costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" Under SOP 98-1, costs incurred in creating software to gather, digitize, store and distribute medical information once the application development stage is reached, are capitalized. The application development stage is when a working model/concept, is established. Costs incurred in developing the product from this point until the product is available for release to customers are capitalized and includes contracted labor including supervision of the product developers and other outside consultant costs. Amortization of these costs started February 2004, when the product was first available for release to customers and is being recovered on the straight-line basis over the estimated economic life of sixty months. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Note A. Nature of Business and Significant Accounting Policies (cont'd)

Capitalized Software Development Costs- (continued)

During the years ended December 31, 2004 and December 31, 2003, the Company has concluded that no impairment charges are required.

The Company expenses all software costs associated with the conceptual formulation and evaluation of alternatives until the application development stage has been reached. Costs to improve or support the technology are expensed as these costs are incurred.

Comprehensive Income- Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosures of certain financial information that historically has not been recognized in the calculation of net income. For all of the periods presented, the Company's comprehensive income is presented in the Statement of Comprehensive Income, and includes unrealized gains and losses on marketable securities net of the related estimated deferred income tax effect associated with those gains and losses.

Investments- The Company's investments in marketable securities are classified as "available for sale" securities, and are carried on the financial statements at market value. Realized gains and losses are included in earnings; unrealized gains and losses are reported as a separate component of stockholders' equity and as a component of "Other Comprehensive Income."

Off Balance Sheet Arrangements- The Company does not have any off-balance sheet financing or any unconsolidated special purpose entities.

Stock Based Compensation- The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock Based Compensation-Transition and Disclosure", an amendment to SFAS No. 123. Under these pronouncements, the Company uses the fair value based method of accounting for its stock option plan and for stock issued in exchange for services.

Revenue Recognition- The Company intends to generate revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. As previously described, the Company is a development stage company and has not generated any revenues. The Company's technology was available for sale or lease in February 2004. Once sales commence, the Company will recognize revenue on the accrual basis over the related license period.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Note B. Property and Equipment

Property and equipment consists of:


                                        December 31,    December 31,     Useful
                                          2004             2003           Life
                                        -----------     -----------     -------
Computer equipment                      $   107,487     $    84,287     5 years
Office furniture                             12,928           9,301     7 years
Office equipment                              2,529               -     5 years
 Total property and equipment           $   122,944     $    93,588



Depreciation is provided by the straight-line method over the estimated useful life of the related assets utilizing a half- year convention in the year acquired. Depreciation expense amount to $18,405 for the year ended December 31, 2004 and $16,577 for the year ended December 31, 2003.

Note C. Capitalized Software Development Costs

As described in Note A to the financial statements, the Company's policy is to capitalize software development costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. At December 31, 2004 and 2003 the Company had capitalized $146,525 of costs related to the development of proprietary software that the Company will license to its customers for the storage and distribution of medical information. Management estimates the economic useful life of this software technology to be sixty months, consequently, capitalized software development costs are being amortized on a straight-line basis over a period of sixty months beginning in February 2004, the month the product became available for sale. Amortization for the year ended December 31, 2004 was $26,863.

Note D. Investments

The Company has an investment in a marketable security that is available for sale. The security was contributed to additional paid-in capital by one of the Company's major shareholders. At December 31, 2004, the Company had 16,000 restricted shares of stock of Poseidis Incorporated that will be available for sale during 2005. These shares were acquired as a result of a stock dividend on 160,000 shares of Poseidis that the Company owned. At December 31, 2003 the Company owned 50,000 shares of Poseidis Incorporated with a value of $275,000. During 2004 the stock split eight for one, prior to the stock dividend. During 2004, the Company sold all of its initial shares of Poseidis Incorporated stock.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Note E. Other Intangible Assets

At December 31, 2003 and December 31, 2004, other intangible assets consisted of $3,257 of capitalized design costs relating to logo's for the Company's principal product and $4,130 of legal fees and other costs related to trademark registration. The Company will amortize the logo costs over a period of thirty-six months beginning in the month the Company realizes its first sale and the trademark costs over the legal life of the trademark when awarded.

Note F. Stock Based Compensation

As disclosed in Note A to the financial statements, the Company has adopted the provisions of SFAS No.148, "Accounting for Stock Based Compensation- Transition and Disclosure", which requires that stock awards granted subsequent to January 1995 be recognized as compensation expense based on the fair value at the date of the grant. During the year 2004, the Company incurred additional compensation expense in the amount of $4,275 to consultants for shares issued or to be issued in exchange for services. The Board of Directors determined that the fair value of the Company's shares to be $.01 per share.

Note G. Income Taxes

The Company is a development stage company and has reported losses in each year since inception. Accordingly, net deferred tax assets primarily attributable to net operating loss carry forwards have been reduced to zero as a result of a 100% valuation allowance based upon the uncertainty regarding realization of such tax benefits given the Company's losses.

The tax benefits relating to these net operating losses expire 20 years after realizing such losses. The Company has approximately $1,050,000 of net operating losses expiring during various years beginning in 2017.

Note H. Commitments and Contingencies

During the year 1999, the Company created the 1999 Stock Option Plan (Plan) to attract and retain the best qualified personnel. Under the Plan, the Company reserved 3,300,000 shares of its common stock to be given to employees and independent contractors as additional compensation as determined by the Board of Directors. The options under the Plan are intended to qualify as Incentive Stock Options (ISO's) under Section 422 of The Internal Revenue Code.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Note H. Commitments and Contingencies (cont'd)

At December 31, 2004, the Company had granted options to purchase 150,000 shares of the Company's stock to three key employees.

The Company has employment agreements with five key employees that specify total minimum annual salaries of $180,000. One of these employees is the Company's principal shareholder and founder. Several of the employees did not receive the minimum salary as provided for in their agreements and have waived their right to receive the unpaid salary.

In connection with these employment agreements, the Company is going to issue 1,190,000 shares of its stock to four key employees as an additional incentive to commit to employment with the Company. At December 31, 2004, 427,500 of these shares were vested but not issued. These shares will be issued during 2005.

The Company is obligated under a lease for office space in New Jersey commencing November 2003 and expiring in October 2008. The lease also provides for additional rent for increases in operating expenses. Future minimum rent payments under the lease are:



                      Year Ended
                     December 31,
                     ------------
                         2005                 $   18,157
                         2006                     19,395
                         2007                     20,633
                         2008                     18,054


Note I. Related Party Transactions

As previously described in the financial statements, the Company has not generated any operating revenues. The Company has been able to continue operations due to the payment of company obligations by one of its principal stockholders as an additional contribution to capital. This stockholder made payments aggregating $236,929 during the year 2004 and $183,810 during the year 2003 on behalf of the Company.

Note J. Subsequent Events

In February 2005, the Company entered into an employment agreement with an individual to serve as Vice President of Digital Imaging. The agreement provides for the employee to receive 40,000 shares of the Company's stock upon execution of the agreement and an additional 60,000 shares vesting 2,500 shares per month for 24 months. The agreement also provides the employee with options to purchase an additional 50,000 shares of the Company's common stock.

                           OMNIMED INTERNATIONAL, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004
                                   (continued)

Note J. Subsequent Events (cont'd)

In March 2005, the Company entered into an employment agreement with one of the sons of the company's founder to serve as Vice President of Sales and New
Business Development. The employment agreement provides for the employee to receive 300,000 shares of the Company's stock upon execution of the agreement and an additional 600,000 shares vesting 20,000 shares per month for 24 months and 120,000 shares upon completion of the twenty-fourth month of employment. The agreement also provides the employee with options to purchase an additional 50,000 shares of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 15, 2006, Lawrence Scharfman CPA (the "Former Accountant") was dismissed as the independent registered public accounting firm for Medefile International, Inc. (formerly Omnimed International, Inc. and Bio-Solutions International, Inc.)(the "Company"). The Company has engaged Russell Bedford Stefano Mirchandani LLP (the "New Accountant"), as its new independent registered public accounting firm. The Company's decision to engage the New Accountant was approved by its Board of Directors, and the New Accountant was engaged, on February 15, 2006.

The Former Accountant was engaged on May 16, 2005. The report of the Former Accountant on the financial statements of the Company for the year ended June 30, 2005 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles for the most recent fiscal year, except that the report of the Former Accountant expressed substantial doubt regarding the Company's ability to continue as a going concern.

During the Company's most recent fiscal year and the subsequent interim period through the date of resignation, there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-B.

During the Company's most recent fiscal year and the subsequent interim period through the date of dismissal, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of the Former Accountant would have caused it to make reference to the subject matter of the disagreements in connection with its report on these financial statements for that period.

The Company did not consult with the New Accountant regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice was provided by the New Accountant that was a factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and acting chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic reports with the Securities and Exchange Commission.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following tables set forth certain information with respect to our directors and officers as of December 1, 2005. The following persons serve as our directors and executive officers:


----------------------- ------- ------------------------------------------------
Name                    Age     Position
----------------------- ------- ------------------------------------------------
Milton Hauser           62      President, Chief Executive Officer, Acting Chief
                                Financial Officer, Director
----------------------- ------- ------------------------------------------------
Eric Rosenfeld          40      Chief Technical Officer, Secretary
----------------------- ------- ------------------------------------------------
David Dorrance          42      Vice President, Digital Imaging
----------------------- ------- ------------------------------------------------

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and/or any executive officer.

Background of Executive Officers and Directors

Milton Hauser, President, Chief Executive Officer and Acting Chief Financial Officer. Mr. Hauser has been President of Medefile International since 2001. Prior to his joining Medefile International, his career was in the Marketing and Advertising field and included creating marketing campaigns and programs for such companies as Panasonic, Sanyo, Avon, Lederle International, and other Fortune 500 companies.

Eric Rosenfeld, Chief Technical Officer. Mr. Rosenfeld has been Chief Technical Officer since 2002. He designs and develops the technology utilized by all the divisions of the company. Before working for Medefile, Mr. Rosenfeld owned and operated a successful consulting company that was engaged in various healthcare and pharmaceutical projects for Fortune 500 companies. Prior to that, he was a senior member of Oracle Corporation and helped establish its NY Metro consulting practice. He was a contributing author of Oracle's development tools and consulting methodologies, including its Designer and CDM products. Throughout his career, Mr. Rosenfeld has played a key role in the development and architecture of Oracle Corporation's Clinical and Pharmaceutical products and has authored clinical data management computer systems for Merck, Parke-Davis, Schering-Plough, and Johnson & Johnson/PRD. Mr. Rosenfeld was also a senior member of Sybase Inc.

David Dorrance, Vice President, Digital Imaging. Mr. Dorrance has been Vice President, Digital Imaging since February 2005.. Mr. Dorrance is a 20-year veteran of the health care industry including five years of clinical experience with McGill University Hospital. From January 2004 until 2005 Mr. Dorrance was Director of New Business Development for Salumatics. From 1998 until 2004 Mr. Dorrance was Sales Director for Lason Corporation. He has extensive knowledge of clinical information systems, patient information management software and hardware, patient monitoring systems and digital patient record systems. Mr. Dorrance successfully implemented a paperless system for a Canadian hospital (the first of its kind) by combining the conversion of all historical paper patient records and implementation of an electronic patient record system across all patient visit types.

COMMITTEES

The  Board  of  Directors  does  not have a  Compensation,  Audit or  Nominating
Committee, and the usual functions of such committees are performed by the Company's Director.

CODE OF ETHICS

The Company has not adopted a Code of Ethics.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 3, Form 4, or Form 5 filings were required, we believe that during the fiscal year ended December 31, 2005, there was not timely compliance with all Section 16(a) filing requirements applicable to our officers, directors and persons who beneficially own greater than 10% of our common stock.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2005, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2005, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                                                            -------------------------------------------
                                              Annual Compensation                      Awards                Payouts
                                      ------------------------------------- ------------------------------ ------------
                                                                  Other                       Securities                   All
                                                                 Annual     Restricted        Underlying                  Other
        Name and                                                 Compen-    Stock Award(s)    Options/        LTIP       Compen-
   Principal Position       Year       Salary ($)   Bonus ($)  sation ($)   ($)               SARs (#)     Payouts ($)   sation ($)
------------------------- ----------- ------------- ---------- ------------ ----------------- ------------ ------------ -----------
Milton Hauser               2005       120,000        -0-         -0-            -0-             -0-          -0-         -0-
President, CEO,             2004       120,000        -0-         -0-            -0-             -0-          -0-         -0-
Acting CFO and Director     2003       120,000        -0-         -0-            -0-             -0-          -0-         -0-


OPTION GRANTS IN FISCAL 2005

We did not grant any options to our named executive officers during the fiscal year ended December 31, 2005. However, Omnimed International, Inc., which was acquired by the Company in November 2005 pursuant to the Agreement and Plan of Merger that is more fully decribed in "ITEM 1. DESCRIPTION OF BUSINESS - Organizational History", did grant 50,000 options to David Dorrance. Such options have been cancelled and new options have been issued by the Company to Mr. Dorrance in January 2006 in accordance with his employment agreement. For a complete description of the options granted to Mr. Dorrance, as well as to certain other employees of the Company, see "-EMPLOYMENT AGREEMENTS" below.

EMPLOYMENT AGREEMENTS

As of January 2006, Medefile has employment agreements with five key employees that provide for total aggregate minimum annual salaries of $364,000. Several of the employees did not receive the minimum salary as provided for in their previous employment agreements and have waived their right to receive unpaid salary.

In February, 2004, Medefile entered into an employment agreement with Milton Hauser. The agreement provides for Mr. Hauser to receive an annual salary of $120,000.

In January, 2006, Medefile entered into a two year employment agreement with Eric Rosenfeld. The agreement provides for Mr. Rosenfeld to receive an annual salary of $76,000 for the first year and $96,000 for the second year. The agreement also provides for Mr. Rosenfeld to receive, upon execution of the agreement, options to purchase one million eight hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The Options shall be issued pursuant to the terms and conditions of the Medefile International, Inc. 2006 Incentive Stock Plan. The employment agreement also provides that if Mr. Rosenfeld exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.

In January 2006, Medefile entered into a two year employment agreement with David Dorrance. The agreement provides for Mr. Dorrance to receive, upon execution of the agreement, an option to purchase from the Company two hundred forty thousand (240,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 10,000 shares per month) over a period of two years. The Options shall be issued pursuant to the terms and conditions of the Medefile International, Inc. 2006 Incentive Stock Plan. The employment agreement also provides that if Mr. Dorrance exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.


In January 2006, Medefile entered into a two year employment agreement with Kevin Hauser. The agreement provides for Mr. Hauser to receive an annual salary of $84,000. The agreement also provides for Mr. Hauser to receive an option to purchase from the Company one million eight hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. Hauser exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.


In January 2006, Medefile entered into a two year employment agreement with Peter LoPrimo. The agreement provides for Mr. LoPrimo to receive an annual salary of $84,000. The agreement also provides for Mr. LoPrimo to receive an option to purchase from the Company one million eighty hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. LoPrimo exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.


LONG TERM INCENTIVES

STOCK OPTIONS AND RESTRICTED STOCK. Executive officers, together with our other employees, are eligible to receive grants of awards under our 2006 Stock Option Plan. These awards may be in the form of stock options and/or restricted stock grants. The number of shares underlying options or shares, together with all other terms of the options and shares, are established by the Board of Directors.


ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK INCENTIVE PLANS

2006 Incentive Stock Plan

The 2006 Incentive Stock Plan has initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

Purpose . The primary purpose of the 2006 Incentive Stock Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration . The 2006 Incentive Stock Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2006 Incentive Stock Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2006 Incentive Stock Plan, subject to certain limitations.

Eligibility . Under the 2006 Stock Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company.

Terms of Options . The term of each option granted under the 2006 Incentive Stock Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2006 Incentive Stock Plan, including the following:

     (a) Purchase Price. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2006 Incentive Stock Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each non-incentive stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted;

     (b) Vesting. The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. All options or grants which include a vesting schedule will vest in their entirety upon a change of control transaction as described in the 2006 Incentive Stock Plan;

     (c) Expiration. The expiration of each option shall be fixed by the Board of Directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the Board of Directors at the time such option is granted, an option shall be exercisable for ten years after the date on which it was granted, or five years for grants to certain executive officers. Each option shall be subject to earlier termination or repurchase as expressly provided in the 2006 Incentive Stock Plan or as determined by the Board of Directors, in its discretion, at the time such option is granted;

     (d) Transferability. No option shall be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2006 Incentive Stock Plan shall be subject to execution, attachment or other process;

     (e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2006 Incentive Stock Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend; and

     (f) Termination, Modification And Amendment. The 2006 Incentive Stock Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2006 Incentive Stock Plan. Subject to certain restrictions, the 2006 Incentive Stock Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 24, 2006. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

                                    Common Stock           Percentage of
Name of Beneficial Owner (1)     Beneficially Owned(2)(3) Common Stock (2)
-------------------------------- ---------------------- ------------------

Vantage Holding Ltd.(4)              93,318,750                52.2%
Milton Hauser                        45,000,000                25.2%
Eric Rosenfeld                        1,500,000                  *
David Dorrance                          180,000                  *
-------------------------------- ---------------------- ------------------
All officers and directors as
a group (3 persons)                  46,680,000                26.1%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Medefile International, Inc., 2 Ridgedale Avenue, Ste. 217, Cedar Knolls, NJ, 07927.

(2) Applicable percentage ownership is based on 178,733,910 shares of common stock outstanding as of March 23, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 23, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 23, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Adjusted to reflect the payment of an in-kind dividend of 14 shares of common stock for each share of common stock held by shareholders of record at the close of business on January 16, 2006.

(4) Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd. Lyle Hauser is the son of Milton Hauser.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Medefile has been able to continue operations due to the payment of company obligations by The Vantage Group Ltd., a company owned and controlled by Lyle Hauser. Lyle Hauser is the control person of Vantage Holding Ltd., the majority stockholder of the Company.

During the period July 16, 1997 (inception) to December 31, 2005, The Vantage Group Ltd., has (i) paid an aggregate of $905,318 of the Company's obligations,
(ii) contributed $275,000 of assets to the capital of the Company, and (iii) made loans of $833,103 to the Company.

As of December 31, 2005, Medefile was indebted to The Vantage Group Ltd. in the amount of $833,103, including accrued interest of $16,603. The demand loan bears interest at the rate of seven percent per annum and has no fixed maturity date.

ITEM 13. EXHIBITS

2.1 Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1     Articles of Incorporation

3.2     Bylaws of the Issuer

3.3     Certificate  of Amendment to Articles of  Incorporation  filed on August
        31, 2004

3.4     Articles  of  Merger   changing   the   Registrant's   name  to  Omnimed
        International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5     Articles  of  Merger   changing  the   Registrant's   name  to  Medefile
        International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

10.1 Employment Agreement by and between the Registrant and Milton Hauser, dated February 1, 2004 (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

10.2 Employment Agreement by and between the Registrant and Eric Rosenfeld, effective as of January 1, 2006.

10.3 Employment Agreement by and between the Registrant and David Dorrance, effective as of January 1, 2006.

10.4 Employment Agreement by and between the Registrant and Kevin Hauser, effective as of January 1, 2006.

10.5 Employment Agreement by and between the Registrant and Peter LoPrimo, effective as of January 1, 2006.

10.6    2006 Stock Incentive Plan

16.1 Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1    Subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 17, 2006.

32.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Board of Directors approved the engagement of Russell Bedford Stefano Mirchandani LLP as our independent auditors for the short-year ended December 31, 2005.

AUDIT FEES

The aggregate fees billed by Russell Bedford Stefano Mirchandani LLP for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2005 was approximately $18,000

The aggregate fees billed by Katz & Bloom LLC for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the six months ended June 30, 2005 was approximately $4,150

AUDIT-RELATED FEES

No fees were billed by Russell Bedford Stefano Mirchandani LLP for assurance and related services rendered by Russell Bedford Stefanou Mirchandani LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2005.

No fees were billed by Katz & Bloom LLC for assurance and related services rendered by Katz & Bloom LLC that are reasonably related to the performance of the audit or review of our financial statements for the six months ended June 30, 2005.

TAX FEES

No fees were billed by Russell Bedford Stefano Mirchandani LLP for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2005.

No fees were billed by Katz & Bloom LLC for professional services rendered for tax compliance, tax advice and tax planning for the six months ended June 30, 2005.

ALL OTHER FEES

No other fees were billed by Russell Bedford Stefano Mirchandani LLP for the fiscal year ended December 31, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MEDEFILE INTERNATIONAL, INC.




/s/ Milton Hauser
--------------------------------------------
Milton Hauser
President, Chief Executive Officer, Acting Chief Financial
Officer and Director