Form 10QSB
period 2006-03-31
Medefile International, Inc.
filed 2006-05-22
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from
                 Commission file number 33-25126-D

                          Medefile International, Inc.
        (Exact name of small business issuer as specified in its charter)




                Nevada                                       85-0368333
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                          2 Ridgedale Avenue, Suite 217
                             Cedar Knolls, NJ 07927
                    (Address of principal executive offices)

                                 (973) 993-8001
                           (Issuer's telephone number)

                                   Copies to:
                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                              Phone: (212) 930-9700
                               Fax: (212) 930-9725

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

The number of shares of the issuer's outstanding common stock on May 16, 2006 was 178,733,910.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



Description                                                           Page No.
                                                                      --------
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at March 31, 2006 (Unaudited)............... F-1

Consolidated Statement of Operations (Unaudited)........................ F-2

Consolidated Statements of Cash Flows (Unaudited) ...................... F-3

Notes to Consolidated Financial Statements (Unaudited).................. F-4

                            Medefile International, Inc.
                        Condensed Consolidated Balance Sheet
                                     (Unaudited)

                                                                                     March 31,
                                                                                        2006
                                                                                    -----------
Assets
Current assets
       Cash and cash equivalents                                                        324,811
       Marketable securities                                                              1,280
       Prepaid expenses (Note 2)                                                         54,375
                                                                                    -----------
           Total current assets                                                         380,466

       Deposits and other assets                                                          2,785
       Furniture and equipment, net of accumulated
          depreciation of $89,338(Note 3)                                                69,303

Total assets                                                                        $   452,554

Liabilities and Stockholders' Deficit
Current liabilities
       Accounts payable and accrued liabilities                                          18,000
       Deferred revenue                                                                   5,028
                                                                                    -----------
           Total current liabilities                                                     23,028

Loan payable - related party (Note 4)                                                 1,204,135

       Commitments and Contingencies                                                          0

Stockholders' Deficiency:
       Common stock, $0.0001 par value; 300,000,000 shares authorized;
          178,733,910 shares issued and outstanding as of March 31, 2006
       (Note 5)                                                                          17,873
       Additional paid-in capital                                                     5,721,989
       Deferred compensation (Note 6)                                                (3,938,357)
       Accumulated deficit                                                           (2,577,028)
       Accumulated other comprehensive gain (loss)                                          914
                                                                                    -----------
      Total stockholder's deficit                                                      (774,609)

Total liabilities and stockholders' deficit                                         $   452,554

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          Medefile International, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                  For the Three         For the Three
                                                                   Months Ended         Months Ended
                                                                    March 31,             March 31,
                                                                       2006                 2005
                                                                -----------------    ------------------
Revenue                                                         $           6,033    $               50
                                                                -----------------    ------------------

Operating expenses:
     Selling, general and administrative expenses                         802,363                61,683
     Impairment of intangible assets                                            0                97,063
     Depreciation  and amortization expense                                 7,260                35,662
           Total operating expenses                                       809,623               194,408
                                                                -----------------    ------------------
     Loss from operations                                                (803,590)             (194,358)

Other expense:
     Interest and dividend expense, net                                   (14,650)                 (464)
                                                                -----------------    ------------------
          Total other expense                                             (14,650)                 (464)
                                                                -----------------    ------------------
Loss before income taxes                                                 (818,240)             (194,822)

Provision for income taxes                                                      -                     -
                                                                -----------------    ------------------
Net loss                                                        $        (818,240)   $         (194,822)

Other comprehensive gain : Unrealized gain on equity securities               914                     -
                                                                -----------------    ------------------
Comprehensive loss                                              $        (817,326)   $         (194,822)
                                                                =================    ==================
     Net loss per share - basic and diluted                     $          (0.005)   $           (0.993)
                                                                =================    ==================
     Weighted average shares outstanding -
        basic and diluted                                             178,733,910               196,235
                                                                =================    ==================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          Medefile International, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                       For the Three  For the Three
                                                        Months Ended   Months Ended
                                                          March 31,      March 31,
                                                            2006           2005
                                                        -----------    -----------
Cash flows from operating activities:
   Net loss                                             $  (818,240)   $  (194,822)
  Other comprehensive gain (loss)                               914              0
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Non-cash compensation                                     562,622              0
  Depreciation and amortization                               7,261         35,662
  Impairment of intangible assets                                 0         97,063
  Interest expense                                           21,032            489
  Changes in operating assets and liabilities:
        Prepaid expenses                                    (54,375)             0
        Marketable securities                                (1,280)             0
        Accounts payable and accrued expenses               (10,000)             0
        Deferred revenue                                        133              0
                                                        -----------    -----------
   Net cash used in operating activities                   (291,933)       (61,608)
                                                        -----------    -----------
Cash flows used in investing activities:
   Purchase of equipment                                     (3,762)             0
                                                        -----------    -----------
   Net cash used in investing activities                     (3,762)             0
                                                        -----------    -----------
Cash flows provided by financing activities:
   Proceeds from loans by related parties                   350,000         59,072
                                                        -----------    -----------
   Net cash provided by financing activities                350,000         59,072
                                                        -----------    -----------
Net increase (decrease) in cash and cash equivalents         54,305         (2,536)

Cash and cash equivalents at beginning of period            270,506          7,571

Cash and cash equivalents at end of period              $   324,811    $     5,035
                                                        ===========    ===========
Supplemental disclosures of cash flow information:

Cash paid during the period for:
                               Interest                 $        --    $        --

                                  Taxes                 $        --    $        --

Interest capitalized on note payable to related party   $    21,032    $       489

Value of options issued to employees                    $ 4,500,979    $         0

Amortization of deferred compensation                   $   562,622    $         0


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           MEDEFILE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

Nature Of Business Operations
-----------------------------

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Acquirer), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions agreed to issue 9,894,900 shares of Bio-Solutions' common stock tothe OmniMed Shareholders. These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $818,240 for the three months ended March 31, 2006 and $463,197 for the short year (six months) ended December 31, 2005, and had an accumulated deficit of $2,577,028 as of March 31, 2006.

The Company used $291,933 of cash for operating activities during the three months ended March 31, 2006. Cash provided by financing activities for the three months ended March 31, 2006 was $350,000, consisting of net proceeds from the related party loans.

Our registered independent certified public accountants have stated in their report dated April 17, 2006, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We will need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Revenue Recognition
-------------------

The  Company   generates  revenue  from  licensing  the  right  to  utilize  its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No.101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

Investments
-----------

The Company's investments in marketable securities are classified as "available for sale" securities, and are carried on the financial statements at market value. Realized gains and losses are included in earnings; unrealized gains and losses are reported as a separate component of stockholders' equity and as a component of "Other Comprehensive Income."

Stock Based Compensation
-------------------------

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for three months March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended March 31, 2006 was $562,622. Pro forma stock based compensation was $0 for the three months ended March 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended are presented below:



                                                                    Weighted-
                                                                Average Exercise
                                                Options                Price

      Outstanding at December 31, 2005           150,000           $    1.17
  Issued                                       5,640,000                0.80
      Exercised                                       --                  --
       Forfeited or expired                     (150,000)              (1.17)

      Outstanding at March 31, 2006            5,640,000           $    0.80
        Non-vested at March 31, 2006           4,935,000                0.80
      Exercisable at March 31, 2006              705,000           $    0.80


The options outstanding as of March 31, 2006 have been segregated into three ranges for additional disclosure as follows:

                                                  Options Outstanding                        Options Exercisable
                                     -----------------------------------------------     -----------------------------

                                                                          Weighted
                                                         Weighted         Average                          Weighted
                                                         Average         Remaining                          Average
                                       Number            Exercise        Contractual        Number         Exercise
  Range of Exercise Price             Outstanding         Price             Life          Exercisable        Price
--------------------------------     --------------    -------------     -----------     ------------    -------------
          $0.80                           5,640,000    $        0.80            3.76          705,000    $        0.80

          Total                           5,640,000    $        0.80            3.76          705,000    $        0.80
--------------------------------     --------------    -------------     -----------     ------------    -------------

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $15,961,200 and $1,995,150, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $3.63 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3,938,356, which is expected to be recognized over a weighted average period of approximately 20 months. The total fair value of options vested was $562,622 and $0 for the three-month periods ended March 31, 2006 and 2005, respectively.

The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:


                                                              Three Months Ended
                                                                March 31, 2005
                                                              -----------------

Net loss - as reported                                        $        (194,822)
Add:  Stock-based employee compensation expense
   included in reported loss
-
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all rewards                   -
                                                              -----------------
Net loss - pro forma                                          $        (194,822)
                                                              =================

Basic & diluted loss per share - as reported                  $          (0.993)
Basic & diluted loss per share - pro forma                    $          (0.993)

The estimated value of the employee stock options granted during the three month period ended March 31, 2006 was determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 2 years, a risk free interest rate of 4.50%, a dividend yield of 0% and volatility of 300.33%.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.


2. PREPAID EXPENSES

Prepaid expenses at March 31, 2006 consists of prepaid insurance.

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at March 31, 2006:

Computers and office equipment            $   120,024
Furniture and fixtures                         38,617
                                          -----------
Subtotal                                  $   158,641
Less: Accumulated depreciation                (89,338)
                                          -----------
Total                                     $    69,303
                                          ===========

4. LOAN PAYABLE - RELATED PARTY

The Company has a loan payable due to a major stockholder of the Company and an entity under this stockholder's control. During the three months ended March 31, 2006, the Company negotiated an extension of the due date of this loan to January 1, 2008. The loan bears interest at the rate of seven percent. During the three months ended March 31, 2006, the Company borrowed an additional $350,000 under the demand loan. At March 31, 2006, the Company had an outstanding loan payable totaling $1,204,135 including accrued interest of $37,635.

5. COMMON STOCK

On January 20, 2006, the Company paid an in-kind dividend of 14 shares of common stock for each share of common stock held by shareholders of record at the close of business on January 16, 2006. There were 11,915,594 shares of common stock outstanding immediately before the in-kind dividend. A total of 166,818,316 shares of common stock were issued pursuant to the in-kind dividend, and there were 178,733,910 shares of common stock outstanding immediately after the in-kind dividend.

6. DEFERRED COMPENSATON

During the three months ended March 31, 2006, the Company issued stock options to employees which vest ratably over a two-year period. The Company charged the fair value of these options of $4,500,979 to deferred compensation. The Company charged to operations the amount of $562,622 during the three months ended March 31, 2006, representing the portion of these options that vested during the period. The unvested portion, value at $3,938,357, remains in deferred compensation on the Company's balance sheet at March 31, 2006, and will be charged to operations at the rate of $562,622 per quarter for the succeeding seven quarters.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on May 2, 2006. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-QSB.

OVERVIEW

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

Members

As of March 31, 2006, MedeFile had over 100 members.

Sales and Marketing

Medefile intends to employ the following marketing strategies in order to generate awareness of Medefile's products and services: direct sales, direct mail, a public relations campaign, including radio and television infomercials, speaking engagements by Medefile's executive officers, participation in trade shows, and alliances and partnerships with third parties.

Medefile's marketing strategy will target the following types of organizations and market segments: Health Maintenance Organizations, Preferred Provider Organizations, managed care organizations, insurance companies, unions, large groups of individuals such as AARP, large and medium sized corporations, home healthcare agencies, retirement communities, nursing homes, public and private schools, summer camps and internet users.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Revenues

Revenues for the quarter ended March 31, 2006 totaled $6,033, an increase of $5,983 compared to revenues of $50 during the three months ended March 31, 2005. During the three months ended March 31, 2005, the Company had recognized minimal revenue as we emerged from the development stage.

General and Administrative Expenses

General and administrative expenses for the quarter ended March 31, 2006 totaled $802,363, consisting primarily of compensation, marketing costs and professional fees. This was an increase of $740,680 or 1201% compared to general and administrative expenses of $61,683 for the quarter ended March 31, 2005. The primary reason for the increase was an increase in non-cash compensation of $562,622 representing the cost of employee options vested during the period.

Impairment of Intangible Assets

There was no impairment of intangible assets during the three months ended March 31, 2006. During the three months ended March 31, 2005, the Company recorded an impairment of intangible assets in the amount of $97,063.

Depreciation Expenses

Depreciation and amortization expense totaled $7,260 for the quarter ended March 31, 2006, an decrease of $28,402 compared to depreciation and amortization expense of $35,662 during the quarter ended March 31, 2005.

Interest Expense

Interest expense (net) for the quarter ended March 31, 2006 was $14,650, an increase of $14,186 or 3057% compared to interest expense (net) of $464 during the quarter ended March 31, 2005. In both periods, the interest expense was generated by the loan from related party. The reason for the increase was a result of an increase in the average amount of the related party loan outstanding during the quarter ended March 31, 2006.

Net Loss

For the reasons stated above, our net loss for quarter ended March 31, 2006 was $818,240 or $0.005 per share, an increase of $623,418 or 320% compared to a net loss of $194,822 or $0.99 per share during the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006 we had cash and cash equivalents of $324,811. Our current liabilities as of March 31, 2006 aggregated $23,028. Additionally, we had an accumulated deficit of $2,577,028 and stockholders' deficiency of $774,069 at March 31, 2006.

The Company used $291,933 of cash for operating activities during the quarter ended March 31, 2006. Cash used in investing activities for the quarter ended March 31, 2006 was $3,762. Cash provided by financing activities for the quarter ended March 31, 2006 was $350,000, consisting of $350,000 of proceeds from loans by related parties.

Our registered independent certified public accountants have stated in their report dated April 7, 2006, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Stock-based Compensation

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for three months March 31, 2006 reflect the impact of SFAS(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended March 31, 2006 was $562,622. Pro forma stock based compensation was $0 for the three months ended March 31, 2005.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Medefile is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Medefile's business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective January 17, 2006, the Registrant changed its name from Omnimed International, Inc. to Medefile International, Inc. In addition, effective January 17, 2006, the Registrant's quotation symbol on the OTC Bulletin Board changed from OMDI.OB to MDFI.OB.

On January 20, 2006, the Company paid an in-kind dividend of 14 shares of common stock for each share of common stock held by shareholders of record at the close of business on January 16, 2006.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

31.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a- 14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          MEDEFILE INTERNATIONAL, INC.


                           /s/ Milton Hauser
                           -----------------
                           Milton Hauser
                           President, Chief Executive Officer,
                           Acting Chief Financial Officer and Director
                           (Chief Executive Officer and Chief Financial Officer)