Form 10QSB/A
period 2006-03-31
Medefile International, Inc.
filed 2006-06-21
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                  FORM 10-QSB/A


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

                                EXPLANATORY NOTE


This amendment is being filed solely for the purpose of including as exhibits amendments to three employment agreements. The amended employment agreements are attached hereto as exhibits 10.1, 10.2 and 10.3.



                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements........................................... F-1

Item 2.   Management's Discussion and Analysis...........................   3

Item 3.   Controls and Procedures........................................   9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  10

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....  10

Item 3.   Defaults Upon Senior Securities................................  10

Item 4.   Submission of Matters to a Vote of Security Holders............  10

Item 5.   Other Information..............................................  10

Item 6.   Exhibits.......................................................  10

SIGNATURES

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

  Consolidated Statement of Operations (Unaudited)........................  F-2

  Consolidated Statements of Cash Flows (Unaudited) ......................  F-3

  Notes to Consolidated Financial Statements (Unaudited)..................  F-4

                          Medefile International, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                                        March 31,
                                                                                           2006
                                                                                      -------------
   Assets
   Current assets
          Cash and cash equivalents                                                        324,811
          Marketable securities                                                              1,280
          Prepaid expenses (Note 2)                                                         54,375
                                                                                      -------------
              Total current assets                                                         380,466

          Deposits and other assets                                                          2,785
          Furniture and equipment, net of accumulated
             depreciation of $89,338(Note 3)                                                69,303

   Total assets                                                                       $    452,554

   Liabilities and Stockholders' Deficit
   Current liabilities
          Accounts payable and accrued liabilities                                          18,000
          Deferred revenue                                                                   5,028
                                                                                      -------------
              Total current liabilities                                                     23,028

   Loan payable - related party (Note 4)                                                 1,204,135

          Commitments and Contingencies                                                          0

   Stockholders' Deficiency:
          Common stock, $0.0001 par value; 300,000,000 shares
             authorized; 178,733,910 shares issued and outstanding
             as of March 31, 2006
          (Note 5)                                                                          17,873
          Additional paid-in capital                                                     5,721,989
          Deferred compensation (Note 6)                                                (3,938,357)
          Accumulated deficit                                                           (2,577,028)
          Accumulated other comprehensive gain (loss)                                          914
                                                                                      -------------
         Total stockholder's deficit                                                      (774,609)

   Total liabilities and stockholders' deficit                                        $    452,554


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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibit Index

10.1 Amendment No. 1 to Employment Agreement between Kevin Hauser and Medefile International, Inc.

10.2    Peter LoPrimo Amended and Restated Employment Agreement

10.3    Eric Rosenfeld Amended and Restated Employment Agreement

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

                          MEDEFILE INTERNATIONAL, INC.

                          /s/ Milton Hauser
                          ----------------------
                          Milton Hauser
                          President, Chief Executive Officer,
                          Acting Chief Financial Officer and Director
                          (Chief Executive Officer and Chief Financial Officer)