Form 10QSB
period 2006-06-30
Medefile International, Inc.
filed 2006-08-14
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2006

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

The number of shares of the issuer's outstanding common stock on August 9, 2006 was 178,733,910.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          MEDEFILE INTERNATIONAL, INC.
                                   FORM 10-QSB


                   For the Fiscal Quarter Ended June 30, 2006






Part I                                                                     Page



Item 1.  Financial Statements.                                             F-1



Item 2.  Management's Discussion and Analysis or Plan of Operations.        3



Item 3.  Controls and Procedures                                            9

Part ll



Item 1.  Legal Proceedings.                                                10



Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds        10



Item 3.  Defaults Upon Senior Securities                                   10



Item 4.  Submission of Matters to a Vote of Security Holders.              10



Item 5.  Other Information                                                 10



Item 6. Exhibits.                                                          10

Signatures. 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Medefile International, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                          June 30,
                                                                            2006
                                                                        ------------
Assets
Current assets
     Cash and cash equivalents (Note 1)                                 $   485,373
     Marketable securities (Note 1)                                             960
     Prepaid expenses (Note 2)                                               36,250
                                                                        -----------
        Total current assets                                                522,583

     Deposits and other assets                                                2,785
     Furniture and equipment, net of accumulated
         depreciation of $153,481 (Note 3)                                   62,674
     Intangibles, net of accumulated
         amortization of $56,849                                                 --
                                                                        -----------

Total assets                                                            $   588,042
                                                                        ===========

Liabilities and Stockholders' Deficit
Current liabilities
     Accounts payable and accrued liabilities                           $     5,000
     Deferred revenue                                                        12,452
                                                                        -----------
        Total current liabilities                                            17,452

     Loan payable - related party (Note 4)                                1,628,518

     Commitments and Contingencies                                               --

Stockholders' Deficiency:
     Common stock, $0.001 par value; 300,000,000 shares authorized;
     178,733,910 shares issued and outstanding June 30, 2006 (Note 5)        17,873
     Additional paid-in capital                                           5,877,782
     Deferred Compensation (Note 5)                                      (3,484,142)
     Accumulated deficit                                                 (3,470,035)
     Accumulated other comprehensive gain (loss)                                594
                                                                        -----------
      Total stockholder's deficit                                        (1,057,928)

                                                                        -----------
Total liabilities and stockholders' deficit                             $   588,042
                                                                        ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   Medefile International, Inc.
                Condensed Statements of Operations
                               (Unaudited)
                                                                  For the Three    For the Three     For the Six      For the Six
                                                                   Months Ended     Months Ended     Months Ended    Months Ended
                                                                      June 30,        June 30,         June 30,        June 30,
                                                                       2006            2005             2006             2005
                                                                  -------------   --------------   -------------   --------------

Revenue                                                           $      10,269    $          --    $      16,302    $          --

Operating expenses:
       Selling, general and administrative expenses                     876,805          162,996        1,679,168          236,629
       Impairment of intangible assets                                       --          (97,063)              --               --
       Depreciation  and amortization expense                             7,294            3,387           14,554           27,049
                                                                  -------------    -------------    -------------    -------------
             Total operating expenses                                   884,099           69,320        1,693,722          263,678

       Loss from operations                                            (873,830)         (69,320)      (1,677,420)        (263,678)

Other expense:
       Interest and dividend income (expense)                           (19,177)             711          (33,827)             247
                                                                  -------------    -------------    -------------    -------------
            Total other income (expense)                                (19,177)             711          (33,827)             247

Loss before income taxes                                               (893,007)         (68,609)      (1,711,247)        (263,431)

Provision for income taxes                                                   --               --               --               --

                                                                  -------------    -------------    -------------    -------------
Net loss                                                          $    (893,007)   $     (68,609)   $  (1,711,247)   $    (263,431)

Other comprehensive gain (loss): Unrealized gain on
  equity securities                                                        (320)             112              594              112

                                                                  -------------    -------------    -------------    -------------
Comprehensive loss                                                $    (893,327)   $     (68,497)   $  (1,710,653)   $    (263,319)
                                                                  =============    =============    =============    =============

       Net loss per share - basic and diluted                     $       0.005    $        0.12    $       0.010    $        0.67
                                                                  =============    =============    =============    =============

       Weighted average shares outstanding -
          basic and diluted                                         178,733,910          583,445      178,733,910          390,910
                                                                  =============    =============    =============    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Medefile International, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                                                              For the Six       For the Six
                                                             Months Ended       Months Ended
                                                                June 30,          June 30,
                                                                 2006              2005
                                                             -----------        -----------
 Cash flows from operating activities:
   Net loss                                                  $(1,711,247)       $  (263,431)
  Other comprehensive gain (loss)                                    594
  Adjustments to reconcile net loss to to net
  cash used in operating activities:
  Depreciation and amortization                                   14,554             27,049
   Non cash compensation                                       1,172,630                  0
  Interest expense                                                45,415              2,189
  Changes in operating assets and liabilities:
        Prepaid expenses                                         (36,250)               206
        Marketable securities                                       (960)                 0
        Expenses paid by loan from stockholder                         0             31,892
        Expenses incurred in exchange for common stock                 0              6,181
        Accounts payable and accrued expenses                    (23,000)            15,010
        Deferred revenue                                           7,557                  0
                                                             -----------        -----------

   Net cash used in operating activities                        (530,707)          (180,904)

Cash flows from investing activities:
   Purchase of equipment                                          (4,425)            (2,490)
                                                             -----------        -----------

   Net cash used in investing activities                          (4,425)            (2,490)

Cash flows from financing activities:
   Proceeds from loans by related parties                        750,000            260,000
   Common stock issued for cash                                       --                 --
    Expenses paid by thrid party                                      --                 --
                                                             -----------        -----------

   Net cash provided by financing activities                     750,000            260,000

Net increase (decrease) in cash and cash equivalents             214,868             76,606

Cash and cash equivalents at beginning of period                 270,506              5,971

                                                             -----------        -----------
Cash and cash equivalents at end of period                   $   485,373        $    82,577
                                                             ===========        ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:
                                                             -----------        -----------
Interest                                                     $        --        $        --
                                                             ===========        ===========

                                                             -----------        -----------
   Taxes                                                     $        --        $        --
                                                             ===========        ===========

Interest capitalized on note payable to related party        $    45,415        $     2,189
                                                                                ===========

                                                             -----------        -----------
Value of options issued to employees                         $ 4,500,979        $        --
                                                             ===========        ===========

                                                             -----------        -----------
Value of warrants issued to consultants                      $   155,793        $        --
                                                             ===========        ===========


         The accompanying notes are an integral part of these consensed financial statements.

                           MEDEFILE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of Jun 30, 2006, and the results of operations and cash flows for the three months ended June 30, 2006 and 2005. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

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

Going Concern
-------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of

America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $893,007 and $1,711,247 for the three and six month periods ended June 30, 2006 had an accumulated deficit of $3,470,035 as of June 30, 2006.

The Company used $530,707 of cash for operating activities during the six months ended June 30, 2006. Cash provided by financing activities for the six months ended June 30, 2006 was $750,000, consisting of net proceeds from related party loans.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for three months June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three and six months ended June 30, 2006 was $562,622 and $1,125,244, respectively. Pro forma stock based compensation was $0 for the three months ended June 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of June 30, 2006, and changes during the period then ended are presented below:



                                                                   Weighted-
                                                               Average Exercise
                                  Options Price

      Outstanding at December 31, 2005           150,000           $    1.17
      Issued                                   5,640,000                0.80
      Exercised                                       --                  --
      Forfeited or expired                      (150,000)              (1.17)
                                               ---------           ---------
      Outstanding at March 31, 2006            5,640,000           $    0.80

      Issued                                          --                  --
      Exercised                                       --                  --
      Forfeited or expired                            --                  --
                                               ---------           ---------
      Outstanding at June 30, 2006             5,640,000           $    0.80

      Non-vested at June 30, 2006              4,230,000           $    0.80
      Exercisable at June 30, 2006             1,410,000           $    0.80




The options outstanding as of June 30, 2006 have been segregated into three ranges for additional disclosure as follows:


                        Options Outstanding               Options Exercisable
           ----------------------------------------   --------------------------
                                          Weighted
                           Weighted       Average                     Weighted
Range of                    Average      Remaining                    Average
Exercise    Number          Exercise     Contractual    Number        Exercise
Price       Outstanding      Price          Life       Exercisable     Price
---------  -------------  -----------  ------------   ------------  ------------
 $0.80       5,640,000     $  0.80         3.51       1,410,000      $  0.80

 Total       5,640,000     $  0.80         3.51       1,410,000      $  0.80


Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $11,618,400 and $2,904,600, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $2.86 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3,375,734, which is expected to be recognized over a weighted average period of approximately 20 months. The total fair value of options vested was $562,622 and $0 for the three-month periods ended June 30, 2006 and 2005, respectively.

The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are not shown since the company was not publicly traded as of June 30, 2005.

There were no employee stock options issued during the three months ended June 30, 2006.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.


2. PREPAID EXPENSES

Prepaid expenses of $36,250 at June 30, 2006 consists of prepaid insurance.

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at June 30, 2006:

Computers and office equipment            $   120,689
Furniture and fixtures                         38,617
                                          -----------
Subtotal                                  $   159,306
Less: Accumulated depreciation                (96,632)
                                          -----------
Total                                     $    62,674
                                          ===========

4. LOAN PAYABLE - RELATED PARTY

The Company has a loan payable due to a major stockholder of the Company and an entity under this stockholder's control. During the six months ended June 30, 2006, the Company negotiated an extension of the due date of this loan to January 1, 2008. The loan bears interest at the rate of seven percent. During the three months ended June 30, 2006, the Company borrowed an additional $400,000 under the demand loan. At June 30, 2006, the Company had an outstanding loan payable totaling $1,628,518 including accrued interest of $45,415.

5. EQUITY

Common Stock
------------

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

Warrants
--------

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vest in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. The Company charged the fair value of these warrants of $155,793 to deferred compensation. The Company charged to operations the amount of $47,386, during the three and six months ended June 30, 2006, representing the portion of these warrants that vested during the period. The unvested portion, value at $108,407, remains in deferred compensation on the Company's balance sheet at June 30, 1006, and will be charge to operations in the quarter which the warrants vest.

The following table summarizes the changes in warrants outstanding and the related prices. These warrants were granted in addition to cash compensation for services to be performed.

         Warrants Outstanding                        Warrants Exercisable
   -----------------------------------    --------------------------------------
                          Weighted                                  Weighted
                          Average        Weighted                   Average
                          Remaining      Average                    Remaining
Exercise    Number        Contractual    Exercise     Number        Contractual
Prices      Outstanding   Life (years)   Price        Exercisable   Life (years)
--------    -----------   ------------   ---------    -----------   ------------

$ 3.50          50,000       3.97         $3.50          50,000          3.97
  5.00          50,000       3.97          5.00            --            3.97
  6.50          50,000       3.97          6.50            --            3.97
  8.00          50,000       3.97          8.00            --            3.97
            -----------   ------------                -----------    -----------
               200,000       3.97                        50,000          3.97
            ===========   ============                ===========    ===========

Transactions involving warrants are summarized as follows:

                                             Number of      Weighted Average
                                             Warrants       Price Per Share
                                           ----------       ---------------

   Outstanding at December 31, 2005                --                   --
      Granted                                 200,000                 5.75
      Exercised                                    --                   --
      Canceled or expired                          --                   --
                                           ----------       --------------
   Outstanding at June 30, 2006               200,000                 5.75
                                           ==========       ==============

The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:


Significant assumptions (weighted-average):
         Risk-free interest rate at grant date                      4.75%
         Expected stock price volatility                           86.05%
         Expected dividend payout                                      --
         Expected option in life-years                                  4


Options
-------

During the six months ended June 30, 2006, the Company issued stock options to employees which vest ratably over a two-year period. The Company charged the fair value of these options of $4,500,979 to deferred compensation. The Company charged to operations the amount of $562,622 during the three months ended June 30, 2006, representing the portion of these options that vested during the period. The unvested portion, value at $3,375,745, remains in deferred compensation on the Company's balance sheet at June 30, 2006, and will be charged to operations at the rate of $562,622 per quarter.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 17, 2006. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-QSB.

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

Overview of Business
--------------------

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

Industry Overview
-----------------

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

Overview of Products and Services
---------------------------------

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

Members
-------

As of the date hereof, MedeFile had over 250 members.

Sales and Marketing
-------------------

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

Competition
-----------

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

Employees
---------

As of June 2006, Medefile had a total of five employees, including four full time and one part time employee.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues
--------

Revenues for the quarter ended June 30, 2006 totaled $10,269, an increase of $10,269 compared to revenues of $0 during the three months ended June 30, 2005. During the three months ended June 30, 2005, the Company recognized no revenue as it emerged from the development stage.

General and Administrative Expenses
-----------------------------------

General and administrative expenses for the quarter ended June 30, 2006 totaled $876,805, consisting primarily of compensation, marketing costs and professional fees. This was an increase of $713,809 or 438% compared to general and administrative expenses of $162,996 for the quarter ended June 30, 2005. The primary reason for the increase was an increase in non-cash compensation of $610,008 representing the cost of employee options and warrants vested during the period.

Depreciation Expense
--------------------

Depreciation and amortization expense totaled $7,294 for the quarter ended June 30, 2006, an increase of $3,907 compared to depreciation and amortization expense of $3,387 during the quarter ended June 30, 2005.

Interest Expense
----------------

Interest expense for the quarter ended June 30, 2006 was $19,177, an increase of $19,888 or 2,797% compared to interest income of $711 during the quarter ended June 30, 2005. The reason for the increase was an increase in the average amount of the related party loan outstanding during the quarter ended June 30, 2006.

Net Loss
--------

For the reasons stated above, our net loss for quarter ended June 30, 2006 was $893,007 or $0.005 per share, an increase of $824,398, or 1,202%, compared to a net loss of $68,609 or $0.11 per share during the three months ended June 30, 2005.


SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues
--------

Revenues for the six months ended June 30, 2006 totaled $16,302, an increase of $16,302 compared to revenues of $0 during the six months ended June 30, 2005. During the six months ended June 30, 2005, the Company recognized no revenue as it emerged from the development stage.

General and Administrative Expenses
-----------------------------------

General and administrative expenses for the six months ended June 30, 2006 totaled $1,679,168, consisting primarily of compensation, marketing costs and professional fees. This was an increase of $1,442,539, or 610% compared to general and administrative expenses of $236,629 for the six months ended June 30, 2005. The primary reason for the increase was an increase in non-cash compensation of $1,172,630 representing the cost of employee options and warrants vested during the period.

Depreciation and amortization
-----------------------------

Depreciation and amortization expense was $14,554 for the six months ended June 30, 2006, a decrease of $12,495 compared to depreciation and amortization expense of $27,049 during the six months ended June 30, 2005. The reason for the decrease is the complete amortization of certain of the Company's assets at June 30, 2006.

Interest Expense
-----------------

Interest expense for the six months ended June 30, 2006 was $33,827, an increase of $34,074 or 13,795% compared to interest income of $247 during the six months ended June 30, 2005. The increase was the result of an increase in the average amount of the related party loan outstanding during the six months ended June 30, 2006.

Net Loss
--------

For the reasons stated above, our net loss for six months ended June 30, 2006 was $1,711,247 or $0.01 per share, an increase of $1,447,816 or 550% compared to a net loss of $263,431 or $0.66 per share during the six months ended June 30, 2005.


Liquidity and Capital Resources
-------------------------------

As of June 30, 2006 we had cash and cash equivalents of $485,373. Our current liabilities as of June 30, 2006 aggregated $17,452. Working capital at June 30, 2006 was $505,131. We had an accumulated deficit of $3,470,035 and stockholders' deficiency of $1,057,928 at June 30, 2006.

The Company used $530,707 of cash for operating activities during the quarter ended June 30, 2006. Cash used in investing activities for the quarter ended June 30, 2006 was $4,425. Cash provided by financing activities for the quarter ended June 30, 2006 was $750,000, consisting of $750,000 of proceeds from loans by related parties.

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

Off Balance Sheet Arrangements
------------------------------

We do not have any off balance sheet arrangements as of December 31, 2005 or as of the date of this report.

Critical Accounting Policies
----------------------------

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

Stock-based Compensation
------------------------

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for three months June 30, 2006 reflect the impact of SFAS(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three and six months ended June 30, 2006 was $562,622 and $1,125,244, respectively. Pro forma stock based compensation was $0 for the three months ended June 30, 2005.


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

(b) Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last six months, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2006, the Company issued 200,000 warrants to consultants for services to be provided.



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


                   MEDEFILE INTERNATIONAL, INC.


                   /s/ Milton Hauser
                   -----------------
                   Milton Hauser
                   President, Chief Executive Officer,
                   Acting Chief Financial Officer and Director
                   (Principal Executive Officer and Principal Financial Officer)