Form 10QSB
period 2006-09-30
Medefile International, Inc.
filed 2006-11-14
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2006


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

The number of shares of the issuer's outstanding common stock on November 6, 2006 was 178,733,910.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          MEDEFILE INTERNATIONAL, INC.
                                   FORM 10-QSB


                 For the Fiscal Quarter Ended September 30, 2006



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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Medefile International, Inc.
                      Condensed Consolidated Balance Sheet
                                  (Unaudited)
                                                                                     September 30,
                                                                                        2006
                                                                                    -------------
Assets
Current assets
     Cash and cash equivalents (Note 1)                                             $     247,423
     Marketable securities (Note 1)                                                           960
     Prepaid expenses (Note 2)                                                             18,125
                                                                                    -------------
        Total current assets                                                              266,508

     Deposits and other assets                                                              2,785
     Furniture and equipment, net of accumulated
         depreciation of $103,600 (Note 3)                                                 56,512
     Intangibles, net of accumulated
         amortization of $56,849                                                                -
                                                                                    -------------

Total assets                                                                        $     325,805
                                                                                    =============

Liabilities and Stockholders' Deficit
Current liabilities
     Accounts payable and accrued liabilities                                       $       1,200
     Deferred revenue                                                                      11,817
                                                                                    -------------
        Total current liabilities                                                          13,017

     Loan payable - related party (Note 4)                                              1,648,805

     Commitments and Contingencies                                                              -

Stockholders' Deficiency:
     Common stock, $0.001 par value; 300,000,000 shares authorized;
     178,733,910 shares issued and outstanding September 30, 2006 (Note 5)                 17,873
     Additional paid-in capital                                                         5,903,189
     Deferred Compensation (Note 5)                                                    (2,903,557)
     Accumulated deficit                                                               (4,354,116)
     Accumulated other comprehensive gain (loss)                                              594
                                                                                    -------------
      Total stockholder's deficit                                                      (1,336,017)
                                                                                    -------------
Total liabilities and stockholders' deficit                                         $     325,805
                                                                                    =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Medefile International, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)




                                                For the Three For the Three For the Nine  For the Nine
                                                Months Ended  Months Ended  Months Ended  Months Ended
                                                September 30, September 30, September 30, September 30,
                                                    2006         2005             2006        2005
                                                ------------   ------------ ------------- -------------
Revenue                                         $     15,833   $         (0)$      32,135 $          (0)

Operating expenses:
   Selling, general and administrative expenses      868,445        116,645     2,547,613       353,274
   Impairment of intangible assets                         -              0             -             -
   Depreciation  and amortization expense              6,968              0        21,522        27,049
                                                ------------   ------------ ------------- -------------
         Total operating expenses                    875,413        116,645     2,569,135       380,323

   Loss from operations                             (859,580)      (116,645)   (2,537,000)     (380,323)

Other expense:
   Interest and dividend income (expense)            (24,501)        (1,591)      (58,328)       (1,344)
                                                ------------   ------------ ------------- -------------
        Total other income (expense)                 (24,501)        (1,591)      (58,328)       (1,344)

Loss before income taxes                            (884,081)      (118,236)   (2,595,328)     (381,667)

Provision for income taxes                                 -              -             -             -

                                                ------------   ------------ ------------- -------------
Net loss                                        $   (884,081)  $   (118,236)$  (2,595,328)$    (381,667)

Other comprehensive gain (loss):
      Unrealized gain on equity securities                 -              0           594           112
                                                ------------   ------------ ------------- -------------
Comprehensive loss                              $   (884,081)  $   (118,236)$  (2,594,734)$    (381,555)
                                                ============   ============ ============= =============

      Net loss per share - basic and diluted    $      0.005   $       0.23       $ 0.015 $        0.88
                                                ============   ============ ============= =============

      Weighted average shares outstanding -
         basic and diluted                       178,733,910        520,679   178,733,910       434,942
                                                ============   ============ ============= =============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                                Medefile International, Inc.
                             Condensed Statements of Cash Flows
                                         (Unaudited)


                                                                        For the Nine    For the Nine
                                                                         Months Ended     Months Ended
                                                                         September 30,   September 30,
                                                                            2006            2005
                                                                       --------------  --------------
      Cash flows from operating activities:
         Net loss                                                      $   (2,595,328) $     (381,667)


        Other comprehensive gain (loss)                                           594               0
        Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                                          21,524          27,049
         Non cash compensation                                              1,778,621               -
        Interest expense                                                       65,702           1,259
        Changes in operating assets and liabilities:
              Prepaid expenses                                                (18,125)          3,331
              Marketable securities                                              (960)
              Expenses paid by loan from stockholder                                0          31,893
              Expenses incurred in exchange for common stock                        0           6,181
              Accounts payable and accrued expenses                           (26,800)         (6,213)
              Deferred revenue                                                  6,922               0
                                                                       --------------  --------------

         Net cash used in operating activities                               (767,850)       (319,064)

      Cash flows from investing activities:
         Purchase of equipment                                                 (5,233)         (2,490)
                                                                       --------------  --------------

         Net cash used in investing activities                                 (5,233)         (2,490)

      Cash flows from financing activities:
         Proceeds from loans by related parties                               750,000         500,000
         Common stock issued for cash                                               -               -
          Expenses paid by thrid party                                              -               -
                                                                       --------------  --------------

         Net cash provided by financing activities                            750,000         500,000

      Net increase (decrease) in cash and cash equivalents                    (23,083)        178,446

      Cash and cash equivalents at beginning of period                        270,506           7,571
                                                                       --------------  --------------
      Cash and cash equivalents at end of period                       $      247,423  $      184,518
                                                                       ==============  ==============


      Supplemental disclosures of cash flow information:

      Cash paid during the period for:
                                                                       --------------  --------------
      Interest                                                         $            -  $            -
                                                                       ==============  ==============

                                                                       --------------  --------------
         Taxes                                                         $            -  $            -
                                                                       ==============  ==============

      Interest capitalized on note payable to related party            $       45,415
                                                                       ==============  ==============

                                                                       --------------  --------------
      Value of options issued to employees                             $    4,526,385  $            -
                                                                       ==============  ==============

                                                                       --------------  --------------
      Value of warrants issued to consultants                          $      155,793  $            -
                                                                       ==============  ==============

         The accompanying notes are an integral part of these consensed financial statements.

                           MEDEFILE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of operations and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

Nature Of Business Operations
-----------------------------

On November 1, 2005, Medefile International, Inc. ("Medefile") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Acquirer), a Nevada corporation and a wholly owned subsidiary of Medefile, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Medefile acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Medefile agreed to issue 9,894,900 shares of Medefile' common stock to the OmniMed Shareholders. These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

As a result of the Agreement, the OmniMed Shareholders assumed control of Medefile. Effective November 21, 2005 Medefile changed its name to OmniMed International, Inc. Effective January 17, 2006, OmniMed changed its name to Medefile International, Inc. ("Medefile" or "the Company").

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

Going Concern
-------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $884,081 and $2,594,734 for the three and nine month periods ended September 30, 2006 had an accumulated deficit of $4,354,116 as of September 30, 2006.

The Company used $767,850 of cash for operating activities during the nine months ended September 30, 2006. Cash provided by financing activities for the nine months ended September 30, 2006 was $750,000, consisting of net proceeds from related party loans.

                           MEDEFILE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for three months September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three and nine months ended September 30, 2006 was $565,337 and $1,690,580, respectively. Pro forma stock based compensation was $0 for the three months ended September 30, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of September 30, 2006, and changes during the period then ended are presented below:




                                                                    Weighted-
                                             Options Price      Average Exercise

      Outstanding at December 31, 2005           150,000           $    1.17
      Issued                                   5,640,000                0.80
      Exercised                                       --                  --
      Forfeited or expired                      (150,000)              (1.17)
                                               ---------           ---------
      Outstanding at March 31, 2006            5,640,000           $    0.80

      Issued                                          --                  --
      Exercised                                       --                  --
      Forfeited or expired                            --                  --
                                               ---------           ---------
      Outstanding at June 30, 2006             5,640,000           $    0.80

      Issued                                      20,000                2.00
      Exercised                                       --                  --
      Forfeited or expired                            --                  --
                                               ---------           ---------
      Outstanding at September 30, 2006        5,660,000           $    0.81

      Non-vested at September 30, 2006         3,545,000           $    0.80
      Exercisable at September 30, 2006        2,115,000           $    0.82




The options outstanding as of September 30, 2006 have been segregated into two ranges for additional disclosure as follows:


                         Options Outstanding              Options Exercisable
           -------------------------------------------  ------------------------
                                            Weighted
                            Weighted        Average                     Weighted
Range of                     Average       Remaining                    Average
Exercise    Number           Exercise      Contractual   Number         Exercise
Price       Outstanding       Price           Life      Exercisable      Price
---------- -------------   -----------   ------------  ------------   ----------
 $0.80       5,640,000      $  0.80          3.25      2,115,000       $  0.80
 $2.00          20,000      $  2.00          1.86             --       $  2.00
           =============   ===========   ============  ============    =========

 Total       5,660,000      $  0.81          2.55      2,115,000       $  0.80


Aggregate  intrinsic  value of options  outstanding  and options  exercisable at
September 30, 2006 was ($80,600) and ($21,150), respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.79 as of September 30, 2006, and the exercise price multiplied by the number of options outstanding.

The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are not shown since the company was not publicly traded as of September 30, 2005.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

2. PREPAID EXPENSES

Prepaid expenses of $18,125 at September 30, 2006 consists of prepaid insurance.

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at September 30, 2006:

Computers and office equipment            $   121,495
Furniture and fixtures                         38,617
                                          -----------
Subtotal                                  $   160,112
Less: Accumulated depreciation               (103,600)
                                          -----------
Total                                     $    56,512
                                          ===========

4. LOAN PAYABLE - RELATED PARTY

The Company has a loan payable due to a major stockholder of the Company and an entity under this stockholder's control. During the nine months ended September 30, 2006, the Company negotiated an extension of the due date of this loan to January 1, 2008. The loan bears interest at the rate of seven percent. During the three months and nine month ended September 30, 2006, the Company charged interest of $24,501 and $58,328, respectively, under the related party loan. At September 30, 2006, the Company had an outstanding loan payable totaling $1,648,805.


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

Warrants
--------

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vest in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. The Company charged the fair value of these warrants of $155,793 to deferred compensation. The Company charged to operations the amount of $40,655 and $88,041, during the three and nine months ended September 30, 2006, representing the portion of these warrants that vested during the period. The unvested portion, value at $67,752, remains in deferred compensation on the Company's balance sheet at September 30, 2006, and will be charge to operations in the quarter which the warrants vest.

The following table summarizes the changes in warrants outstanding and the related prices. These warrants were granted in addition to cash compensation for services to be performed.

         Warrants Outstanding                        Warrants Exercisable
   -----------------------------------    --------------------------------------
                          Weighted                                  Weighted
                          Average        Weighted                   Average
                          Remaining      Average                    Remaining
Exercise    Number        Contractual    Exercise     Number        Contractual
Prices      Outstanding   Life (years)   Price        Exercisable   Life (years)
--------    -----------   ------------   ---------    -----------   ------------

$ 3.50          50,000       3.72        $3.50           50,000         3.72
  5.00          50,000       3.72         5.00           50,000         3.72
  6.50          50,000       3.72         6.50               --         3.72
  8.00          50,000       3.72         8.00               --         3.72
            -----------   ------------                -----------    -----------
               200,000       3.72                       100,000         3.72
            ===========   ============                ===========    ===========

Transactions involving warrants are summarized as follows:

                                            Number of      Weighted Average
                                            Warrants       Price Per Share
                                           ----------      ---------------

   Outstanding at December 31, 2005              --               --
      Granted                               200,000             5.75
      Exercised                                  --               --
      Canceled or expired                        --               --
                                           ----------          --------
   Outstanding at June 30, 2006             200,000             5.75
      Granted                                    --               --
      Exercised                                  --               --
      Cancelled or expires                       --               --
                                           ----------          --------
Outstanding at September 30, 2006           200,000             5.75
                                           ==========          ========

The estimated value of the  compensatory  warrants  granted to  non-employees in
exchange  for  services  and  financing   expenses  was  determined   using  the
Black-Scholes pricing model and the following assumptions:


Significant assumptions (weighted-average):
         Risk-free interest rate at grant date                 4.75%
         Expected stock price volatility                      86.05%
         Expected dividend payout                             -----
         Expected option life-years                               4

During the three months and nine months ended September 30, 2006, the Company amortized the amount of $40,655 and $88,041, respectively, to non-cash compensation. At September 30, 2006, the remaining unamortized amount of $67,752 remains in deferred compensation.

Options
-------

In January 2006, the Company issued stock options to employees to which vest ratably over a two year period, and charged the fair value of these options of $4,500,978 to deferred compensation.

During the three months ended September 30, 2006, the Company issued stock options to a board member which vest ratably over a two-year period. The Company charged the fair value of these options of $25,407 to deferred compensation.

During three and nine months ended September 30, 2006, the Company amortized the amount of $565,337 and $1,690,580, respectively, to non-cash compensation. At September 30, 2006, the remaining unamortized amount of $2,835,805 remains in deferred compensation.

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

Medefile has created a system for gathering and digitizing medical records so that individuals can have a comprehensive record of all of their medical visits. Medefile's primary product is the MedeFile system, a secure system for gathering and maintaining medical records. The MedeFile system is designed to gather all of its members' medical records and create a single, comprehensive medical record that is accessible 24 hours a day, seven days a week.

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

MedeVault

The MedeVault is designed to serve as an electronic data and document repository that incorporates state-of-the-art security features in order to prevent unauthorized access to a patient's records. Access to the MedeVault is provided through an encrypted internet connection to a web service maintained by Medefile. This connection is provided by Secure Sockets Layer (SSL) technology.

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

Medefile CIS plans to offer several services, including the evaluation of the record keeping, security, and back office practices. After evaluation is complete, Medefile CIS staff will move forward to implement their own remediation plans for the client. One aspect of these plans may include OmniScan, a component of CIS, which would produce additional revenue by scanning existing paper-based medical records and converting them to a secure, more efficient digital format. Furthermore, the Company's management believes that opportunities exist to create additional revenue based on the licensing of the OmniViewer for the digitized records as well as the scanning software for those facilities wishing to implement a "go-forward" scanning system. Finally, the clients may be charged a contractual support fee for ongoing technical support and updates, which may be assessed on an annual basis.

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

Members
-------

As of November 13, 2006, MedeFile had over 300 members.

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

Medefile's marketing strategy is designed to target the following types of organizations and market segments: Health Maintenance Organizations, Preferred Provider Organizations, managed care organizations, insurance companies, unions, large groups of individuals such as AARP, large and medium sized corporations, home healthcare agencies, retirement communities, nursing homes, public and private schools, summer camps and internet users.

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

Employees
---------

As of September 2006, Medefile had a total of five employees, including four full time and one part time employee.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues
--------

Revenues for the quarter ended September 30, 2006 totaled $15,833, an increase of $15,833 compared to revenues of $0 during the three months ended September 30, 2005. During the three months ended September 30, 2005, the Company had recognized no revenue as we had not yet emerged from the development stage.

General and Administrative Expenses
-----------------------------------

General and administrative expenses for the quarter ended September 30, 2006 totaled $868,445, consisting primarily of compensation, marketing costs and professional fees. This was an increase of $751,800 or 645% compared to general and administrative expenses of $116,645 for the quarter ended September 30, 2005. The primary reason for the increase was an increase in non-cash compensation of $605,992 representing the cost of employee options and warrants vested during the period.

Depreciation Expense
--------------------

Depreciation and amortization expense totaled $6,968 for the quarter ended September 30, 2006, an increase of $6,968 compared to depreciation and amortization expense of $0 during the quarter ended September 30, 2005.

Interest Expense
----------------

Interest expense for the quarter ended September 30, 2006 was $24,501,an increase of $22,910 or 1,440% compared to interest expense of $1,591 during the quarter ended September 30, 2005. The reason for the increase was an increase in the average amount of the related party loan outstanding during the quarter ended September 30, 2006.

Net Loss
--------

For the reasons stated above, our net loss for quarter ended September 30, 2006 was $884,081 or $0.005 per share, an increase of $765,845 or 648% compared to a net loss of $118,236 or $0.23 per share during the three months ended September 30, 2005.


NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues
--------

Revenues for the nine months ended September 30, 2006 totaled $32,135, an increase of $32,135 compared to revenues of $0 during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Company had recognized no revenue as we had not yet emerged from the development stage.

General and Administrative Expenses
-----------------------------------

General and administrative expenses for the nine months ended September 30, 2006 totaled $2,547,613, consisting primarily of compensation, marketing costs and professional fees. This was an increase of $2,194,339 or 621% compared to general and administrative expenses of $353,274 for the nine months ended September 30, 2005. The primary reason for the increase was an increase in non-cash compensation of $1,778,622 representing the cost of employee options and warrants vested during the period.

Depreciation and amortization
-----------------------------

Depreciation and amortization expense was $21,522 for the nine months ended September 30, 2006, a decrease of $5,527 compared to depreciation and amortization expense of $27,049 during the nine months ended September 30, 2005. The reason for the decrease is the complete amortization of certain of the Company's assets at September 30, 2006.

Interest Expense
----------------

Interest expense for the nine months ended September 30, 2006 was $58,328, an increase of $56,984 or 4,240% compared to interest expense of $1,344 during the nine months ended September 30, 2005. The reason for the increase was the increase in the average amount of the related party loan outstanding during the nine months ended September 30, 2006.

Net Loss
--------

For the reasons stated above, our net loss for nine months ended September 30, 2006 was $2,595,328 or $0.015 per share, an increase of $2,213,661 or 580%
compared to a net loss of $381,667 or $0.88 per share during the nine months ended September 30, 2005.


Liquidity and Capital Resources
-------------------------------

As of September 30, 2006 we had cash and cash equivalents of $247,423. Our current liabilities as of September 30, 2006 aggregated $13,017. Working capital at September 30, 2006 was $253,491. We had an accumulated deficit of $4,354,116 and stockholders' deficiency of $1,336,017 at September 30, 2006.

The Company used $767,850 of cash for operating activities during the quarter ended September 30, 2006. Cash used in investing activities for the quarter ended September 30, 2006 was $5,233. Cash provided by financing activities for the quarter ended September 30, 2006 was $750,000, consisting of $750,000 of proceeds from loans by related parties.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for three months September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three and nine months ended September 30, 2006 was $565,337 and $1,690,580, respectively. Pro forma stock based compensation was $0 for the three months ended September 30, 2005.

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

(b) Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last three months, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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