Form 10KSB
period 2006-12-31
Medefile International, Inc.
filed 2007-04-16
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006

Commission file number: 33-25126-D

MEDEFILE INTERNATIONAL, INC.
(Exact name of registrant as specified in its chapter)

NEVADA	85-0368333
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2 Ridgedale Avenue, Ste. 217 Cedar Knolls, NJ 07927
(Address of principal executive offices) (Zip Code)

(973) 993-8001
(Issuer's telephone number)

WITH COPIES TO:
Richard A. Friedman Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
Tel:(212) 930-9700
Fax:(212) 930-9725

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The issuer’s revenues for the year ended December 31, 2006 were $37,363.

Based on the closing sale price on the OTC Bulletin Board on April 02, 2007, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $8,134,384. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 178,733,910 as of March 22, 2007.

Transitional Small Business Disclosure Format (Check One)   Yes ☐  No ☒

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

Overview of Business

Medefile International, Inc., through its Medefile, Inc. subsidiary, has developed a system for gathering, digitizing, storing and distributing information for the healthcare field.

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

Members

As of December 31, 2006, MedeFile had approximately 545 members.

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

o Insurance companies - Similar to large group offerings identified above, insurance companies may offer the MedeFile service to their insured as a means to decrease the cost of medical care.

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

Employees

From our inception through the period ended December 31, 2006, we have relied on the services of outside consultants. As of December 2006, Medefile had a total two full time employees and five consultants.

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

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

ITEM 2. DESCRIPTION OF PROPERTY

Medefile leases its main office, which is located at 2 Ridgedale Avenue, Ste. 217, Cedar Knolls, NJ, 07927. The Company is obligated under a lease for office space in New Jersey commencing November 2003 and expiring in October 2008. The lease also provides for additional rent for increases in operating expenses. Future minimum rent payments under the lease are:

2007	$20,633
2008	18,054
2009	--
2010	--
2011	--

Total	$38,687

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

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

	High	Low
Quarter ended 03/31/05	$45.00	$10.10
Quarter ended 06/30/05	$17.50	$2.50
Quarter ended 09/30/05	$2.50	$2.50
Quarter ended 12/31/05	$12.00	$2.50
Quarter ended 03/31/06	$25.00	$3.00
Quarter ended 06/30/06	$5.50	$1.60
Quarter ended 09/30/06	$3.85	$0.78
Quarter ended 12/31/06	$1.76	$0.45

(The quarterly prices are adjusted to reflect the May 2005, 1 for 10 reverse split).

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 22, 2007, there were approximately 1,042 holders of record of the Company's common stock. As of March 22, 2007, the Company had 178,733,910 its common stock issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which Medefile's common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

Plan category	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding options,	future issuance under
	outstanding options,	warrants and rights	equity compensation plans
	warrants and rights		(excluding securities
reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved	-0-	-0-	-0-
by security holders

Equity compensation plans not	5,660,000	$ 0.80	4,340,000
approved by security holders

Total	5,660,000	$ 0.80	4,340,000

In January 2006, the Board of Directors of the Company approved and Incentive Stock Plan, which plan has not yet been presented to shareholders for their approval, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below (See "ITEM 10. EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS").

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

RECENT DEVELOPMENTS

HSA Bank Marketing Agreement

In February, 2007, we entered into a marketing agreement with HSA Bank®, a division of Webster Bank, N.A., member FDIC, a subsidiary of Webster Financial Corporation (NYSE: WBS - News), to offer MedeFile's medical records management memberships to HSA's customers and employeees. Pursuant to the agreement, HSA has agreed to place a hyperlink from its website to Medefile’s website, which will enable HSA’s customers and employees to sign up for Medefile’s service.

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

During the short-year ended December 31, 2005, the Company transitioned from a development stage company to an operating company. For comparison purposes, we have included the following financial table:

	Year	Six Months	Six	Twelve
	ended	(short year) ended	months ended	Months Ended
	December 31,	December 31,	June 30,	December 31,
	2006	2005	2005	2005

Revenue	$37,363	$7,403	$-	$7,403

Impairment of Intangibles Assets	-	97,063	-	97,063

General & administrative expenses	3,531,227	327,572	236,629	564,201

Depreciation and amortization	28,554	29,479	27,049	56,528
Operating Expenses	3,559,781	454,114	263,678	717,792
Loss from Operations	(3,522,418)	(446,711)	(263,678)	(710,389)
Other income (expenses)	(86,752)	(16,486)	247	(16,239)

Net loss	$(3,609,170)	$(463,197)	$(263,431)	$(726,628)

Revenues

Revenues for the twelve months ended December 31, 2006 were $37,363, an increase of $29,960 or 405% compared to revenues of $7,403 during the twelve months ended December 31, 2005. Revenues increased due to increased promotional activities.  Revenues increased due to new marketing programs and product development.  Our revenues are highly dependent on a single customer that generates approximately 67% of our revenues.

Impairment of Intangible Assets

The Company recorded an impairment of intangible assets of $97,063 during the twelve months ended December 31, 2005; there was no such charge during the current period.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2006 were $3,531,227, an increase of $2,970,026 or 526% compared to general and administrative expenses of $564,201 for the twelve months ended December 31, 2005. The primary components of general and administrative expense for the twelve months ended December 31, 2006, were non-cash compensation of $2,383,461; public relations and marketing costs of $250,211; administrative compensation of $181,914; office supplies and expense of $182,621; consulting and professional fees of $82,330; legal and accounting fees of $84,388; and insurance costs of $55,745. These increases were driven by the need to build up our management and administrative support systems necessary to service potential new business opportunities expected to be developed during 2007 and later

Depreciation Expenses

Depreciation and amortization expense totaled $28,554 for the twelve months ended December 31, 2006, a decrease of $27,974 compared to depreciation and amortization expense of $56,528 during the twelve months ended December 31, 2005. The reason for the decrease is that certain of our assets have been fully depreciated.

Other income (expenses)

Other income (expenses) for the twelve months ended December 31, 2006 was $86,752, an increase of $70,513 or 434%, compared to interest expense of $16,239 during the twelve months ended December 31, 2005. The reason for the increase was an increase in related party interest expenses due to an increase in related party loans outstanding during the year ended December 31, 2006.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2006 was $3,609,170 or $0.02 per share, an increase of $2,882,542 or 397% compares to a net loss of $726,628 or $0.003 per share during the twelve months ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006 we had cash and cash equivalents of $98,955. Our current liabilities as of December 31, 2006 aggregated $792,922. Working capital deficit at December 31, 2006 was $683,247 The Company had an accumulated deficit of $5,367,958 and a deficiency in stockholders’ equity of $1,745,260 at December 31, 2006.

The Company used $1,133,518 of cash for operating activities during the year ended December 31, 2006. Cash used by investing activities for the year ended December 31, 2006 was $6,331. Cash provided by financing activities for the year ended December 31, 2006 was $968,298, consisting of net proceeds from related party loans.

The Company has been and continues to be dependent upon the funding from The Vantage Group, Ltd., the Company’s largest stockholder. As of December 31, 2006, the Company was indebted to The Vantage Group Ltd. in the amount of $1,815,379, including accrued interest of $112.273. On April 11, 2007, the Company issued two unsecured promissory notes to The Vantage Group as evidence of this indebtedness outstanding. One of the notes, in the principal amount of $700,000, is payable on demand. The other note, with a principal amount of $1,115,378, is due and payable on July 1, 2008. Both notes bear interest at the rate of seven percent per annum. During the year ended December 31, 2006, the Company charged interest of $95,670, under the related party loan.

At December 31, 2006, the Company also has a loan payable to its President and Chief Executive Officer in the amount of $1,200. The Company expects to repay this amount during the first quarter of fiscal 2007.

Our registered independent certified public accountants have stated in their report dated March 14, 2007, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We will need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations, which could have a material adverse effect on our business, results of operations liquidity and financial condition..

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2006 or as of the date of this report.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the year ended December 31, 2006 was $2,259,659 and $0, respectively. Pro forma stock based compensation was $0 for the twelve months ended December 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of December 31, 2006, and changes during the period then ended are presented below:

		Weighted-
		Average Exercise
	Options	Price
Outstanding at December 31, 2005	150,000	$1.17
Issued	5,660,000	0.80
Exercised	0	0.00
Forfeited or expired	150,000	1.17

Outstanding at December 31, 2006	5,660,000	$0.80
Non-vested at December 31, 2006	2,835,000	0.81
Exercisable at December 31, 2006	2,825,000	$0.80

The options outstanding as of December 31, 2006 have been segregated into two ranges for additional disclosure as follows:

Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)

$ 2.00	20,000	1.61	$ 2.00	5,000	1.61
0.80	5,640,000	3.00	0.80	2,820,000	3.00
	5,660,000			2,825,000

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

We have experienced a net loss of $3,609,170 or $0.02 per share, for the year ended December 31, 2006. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. The audit opinion contained in our financial statements raises substantial doubt about our ability to continue as a going concern. Our operating expenses have outpaced and are likely to continue to outpace revenues. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. We may never be able to reduce these losses, which would require us to seek additional debt or equity financing. If such financing is obtained our existing shareholders may experience significant additional dilution.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing our consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report dated March 14, 2007 that included an explanatory paragraph expressing doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon our ability to attain future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dependence upon Major Customer

For the year ended December 31, 2006, the Company had one customer that accounted for more than 67% of its revenues. We do not have a written agreement with our customers. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F-1 through F-29

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Medefile International Inc.
Cedar Knolls, NJ 07927

We have audited the accompanying consolidated balance sheet of Medefile International Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2006 and short-year (six months) ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medefile International Inc. at December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006 and short-year (six months) ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 122 (R), “Share-Based Payment,” effective January 1, 2006.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Note 1 to the accompanying financial statements, the Company has incurred significant operating losses in current year and also in the past. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Russell Bedford Stefanou Mirchandani LLP

Russell Bedford Stefanou Mirchandani LLP

New York, New York
March 14, 2007

Medefile International, Inc.
Consolidated Balance Sheet

December 31,
2006
Assets
Current assets
Cash and cash equivalents (Note 1)	$98,955
Marketable securities (Note 1)	720
Prepaid expenses (Note 2)	10,000
Total current assets	109,675

Deposits and other assets	2,785
Furniture and equipment, net of accumulated
depreciation of $110,632 (Note 3)	49,481
Intangibles, net of accumulated
amortization of $56,849 (Note 4)	1,100

Total assets	$163,041

Liabilities and Deficiency in Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 5)	$57,854
Deferred revenue	33,868
Loan payable - related party (Note 6)	701,200
Total current liabilities	792,922

Loan payable - related party (Note 6)	1,115,379

Commitments and Contingencies (Note 9)	-

Deficiency in Stockholders' Equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized;
178,733,910 shares issued and outstanding December 31, 2006 (Note 7)	17,873
Additional paid-in capital	3,604,471
Accumulated deficit	(5,367,958)
Accumulated other comprehensive gain	354
Total deficiency in stockholder's equity	(1,745,260)

Total liabilities and deficiency in stockholders' equity	$163,041

The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.
Consolidated Statement of Deficiency in Stockholders’ Equity
For the Year Ended December 31, 2006 And Short Year Ended (Six Months) Ended December 31, 2005

	Shares Outstanding	Amount	APIC	Accumulated Deficit	Other Accumulated Comp Loss	Total

Balances as of June 30, 2005	148,423,500	$14,842	$1,224,041	$(1,295,591)	$-	$(56,708)

Common stock issued upon merger with Omnimed	30,310,410	3,031	(3,031)			-

Loss for the six months ended December 31, 2005				(463,197)		(463,197)

Balances as of December 31, 2005	178,733,910	17,873	1,221,010	(1,758,788)	-	(519,905)

Fair value of Sstock options issued to officers			2,259,659			2,259,659

Issuance Fair value of wWarrants issued			123,802			123,802

Unrealized asset appreciation					354	354

Loss for the year ended December 31, 2006				(3,609,170)		(3,609,170)

Balances as of December 31, 2006	178,733,910	$17,873	$3,604,471	$(5,367,958)	$354	$(1,745,260)

The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.
Consolidated Statements of Operations

	For the	For the Short Year
	Year Ended	(Six Months) Ended
	December 31,	December 31,
	2006	2005

Revenue	$37,363	$7,403

Operating expenses:
Selling, general and administrative expenses	3,531,227	327,572
Impairment of intangible assets	-	97,063
Depreciation and amortization expense	28,554	29,479
Total operating expenses	3,559,781	454,114

Loss from operations	(3,522,418)	(446,711)

Other expense:
Interest and dividend income (expense)	(86,752)	(15,143)
Other income (expense)	-	(1,343)
Total other income (expense)	(86,752)	(16,486)

Loss before income taxes	(3,609,170)	(463,197)

Provision for income taxes	-	-

Net loss	(3,609,170)	(463,197)

Other comprehensive gain: Unrealized gain on equity securities	354	-

Comprehensive loss	$(3,608,816)	$(463,197)

Net loss per share - basic and diluted	$(0.02)	$(0.003)

Weighted average shares outstanding -
basic and diluted	178,733,910	153,475,235

The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	(Short Year) Six Months Ended
	December 31,	December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,609,170)	$(463,197)
Other comprehensive gain (loss)	354	-
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation and amortization	28,554	29,479
Impairment of intangible assets	-	97,063
Warrants issued to consultants	123,802
Options issued to employees	2,259,659	-
Interest expense	15,177	-
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	1,625
Marketable securities	(720)	-
Accounts payable and accrued expenses	29,853	6,777
Deferred revenue	28,973	4,895

Net cash (used in) operating activities	(1,133,518)	(323,358)

Cash flows from investing activities:
Proceeds from investments	-	1,712
Purchase of equipment	(6,331)	-

Net cash (used in) provided by investing activities	(6,331)	1,712

Cash flows from financing activities:
Proceeds from loans by related parties	1,002,688	509,575
Payments on loans from related parties	(34,390)	-

Net cash provided by financing activities	968,298	509,575

Net increase (decrease) in cash and cash equivalents	(171,551)	187,929

Cash and cash equivalents at beginning of period	270,506	82,577

Cash and cash equivalents at end of period	$98,955	$270,506

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$29,091114,234	$-

Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the Company is the surviving entity. The Company did not recognize goodwill or any intangible assets in connection with the transaction. From July 1, 2004 until the date of the Agreement, Bio-Solutions was an inactive corporation with no material assets, liabilities or operations. In connection with the acquisition, 30,310,410 shares of common stock of the Company was issued including; (a) 22,500,000 shares to settle the then outstanding convertible debt and accrued interest of Bio-Solutions, and (b) 7,810,410 shares that were retained by the Bio Solutions' shareholders.

Effective with the Agreement, all previously outstanding shares of common and preferred stock owned by the Company's shareholders were exchanged for an aggregate of 148,423,500 shares of Bio-Solution's common stock. The value of the stock that was issued was the historical cost of the Bio-Solution's net tangible assets, which did not differ materially from their fair value.

Effective with the Agreement, Bio-Solutions changed its name to Omnimed International, Inc, increased its authorized shares of $.0001 par value common stock to 300,000,000.

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

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $3,609,170 for the year ended December 31, 2006 had an accumulated deficit of $5,367,958 as of December 31, 2006.

The Company used $1,133,518 of cash for operating activities during the year ended December 31, 2006. Cash provided by financing activities for the year ended December 31, 2006 was $968,298, consisting of net proceeds from related party loans.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Segment Information

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SSFAS 131) upon the first date of required adoption. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding the allocation of resources and asset performance. The information disclosed herein materially represents all of the financial information related to the Company’s principle operating segment.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company did not incur advertising costs for the year ended December 31, 2006.

Impairment of Long-Lived Assets

The company has adopted Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use of and ultimate disposition of the intangible, to be reported at the lower of the carrying amount or the fair value less costs to sell.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years up to 10 years.

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

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable. At December 31, 2006 the amount of $33,868 was in deferred revenue.

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $3,609,170 for the year ended December 31, 2006, and has an accumulated deficit of $5,367,958 as of December 31, 2006. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Medefile's Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the year ended December 31, 2006 was $2,259,659 and $0, respectively. Pro forma stock based compensation was $0 for the year ended December 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

The following table shows the effect on net earning s and earnings per share had compensation cost been recognized based upon the estimated fair value of the grant date of stock options for the six months ended December 31, 2005, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-based Compensation - Transition and Disclosure.”

2005

Net loss- as reported for the six months ended December 31, 2005	$(463,197)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB.No.25)	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-
Net loss- Pro Forma for the six months ended December 31, 2005	$(463,197)
Basic (and assuming dilution) loss per share - as reported	$(0.003)
Basic (and assuming dilution) loss per share- Pro Forma	$(0.003)

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.53 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding.

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

Net Loss Per Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year.

Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended December 31, 2006 and six months ended 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Management Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 156”) in March 2006. SFAS No. 156 requires a company to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset. A company would recognize a servicing asset or servicing liability initially at fair value. A company will then be permitted to choose to subsequently recognize servicing assets and liabilities using the amortization method or fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE 2- PREPAID EXPENSES

Prepaid expenses consist of the following as of December 31, 2006:

Prepaid Legal expenses	$10,000
Total	$10,000

 NOTE 3 - FURNITURE AND EQUIPMENT

Fixed assets consist of the following as of December 31, 2006:

Equipment	$58,703
Furniture and Fixtures	38,618
Computer	61,066
Software	1,726
Subtotal	$160,113
Accumulated Depreciation	(110,632)
Total Property, plant and equipment	$49,481

Depreciation is provided by the straight-line method over the estimated useful life. Depreciation expense totaled $28,554 for the year ended December 31, 2006.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2006:

Trademark	$1,100
Developed Technology	56,849
Subtotal	$57,949
Accumulated Amortization	(56,849)
Total Intangible Assets	$1,100

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2006.

Account Payable and accrued liabilities	$51,092
Payroll taxes	6,762
Total	$57,854

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 6 - LOAN PAYABLE RELATED PARTY

The Company has been and continues to be dependent upon the funding from The Vantage Group, Ltd., the Company’s largest stockholder. As of December 31, 2006, the Company was indebted to The Vantage Group Ltd. in the amount of $1,815,379, including accrued interest of $228. On April 11, 2007, the Company issued two unsecured promissory notes to The Vantage Group as evidence of this indebtedness outstanding. One of the notes, in the principal amount of $700,000, is payable on demand. The other note, with a principal amount of $1,115,379, is payable and payable on July 1, 2008. Both notes bear interest at the rate of seven percent per annum. During the year ended December 31, 2006, the Company charged interest of $95,670, under the related party loan.

At December 31, 2006, the Company also has a loan payable to its President and Chief Executive Officer in the amount of $1,200. The Company expects to repay this amount during the first quarter of fiscal 2007.

NOTE 7 - EQUITY

Common Stock

On November 28, 2005, our Board of Directors authorized and approved, subject to shareholder approval, an increase the number of authorized shares of Common Stock from 100,000,000 to 300,000,000 and to amend and restate the Articles of Incorporation, as amended, to clarify and better define the powers and authority of the Board of Directors of the Company to designate and issue shares of our previously authorized preferred stock. Subsequently, on November 29, 2005, holders of a majority of our voting capital stock acted by written consent in lieu of a special meeting of shareholders to adopt an amendment to our Certificate of Incorporation to increase the number of authorized shares Of Common Stock from 100,000,000 to 300,000,000 and to amend and restate the Articles of Incorporation, as amended, to clarify and better define the powers and authority of the Board of Directors of the Company to designate and issue shares of our previously authorized preferred stock.

The Company has authorized 300,000,000 shares of common stock with a par value of $0.0001 per share. As of December 21, 2006, the Company has 178,733,910 shares of common stock issued and outstanding.

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

Warrants

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vest in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. The estimated value of 200,000 warrants using the Black-Scholes pricing was $155,793. The Company charged to operations the amount of $123,802, during the year ended December 31, 2006, representing the portion of these warrants that vested during the period. The unvested portion, value at $31,991 will be charge to operations in the quarter which the warrants vest.

The  following table summarizes the changes in warrants outstanding and the related prices. These warrants were granted in addition to cash compensation for services to be performed.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)

$ 3.50	50,000	3.47	$ 3.50	50,000	3.47
5.00	50,000	3.47	5.00	50,000	3.47
6.50	50,000	3.47	6.50	50,000	3.47
8.00	50,000	3.47	8.00	--	3.47
	200,000	3.47		150,000	3.47

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Price Per Share
Outstanding at December 31, 2005	--	$--
Granted	200,000	5.75
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2006	200,000	$5.75

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payout	--
Expected option life-years	4

Options

In January 2006, the Company issued stock options to employees to which vest ratably over a two year period. The estimated value of 5,640,000 options using the Black-Scholes pricing was $4,500,979. During the three months ended September 30, 2006, the Company issued stock options to a board member which vest ratably over a two-year period. The estimated value of 20,000 options using the Black-Scholes pricing was $25,406. During year ended December 31, 2006, the Company amortized the amount of $2,259,659 to non-cash compensation.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company employees and consultants. These options were granted in lieu of cash compensation for services performed. A summary of the status of the Company's outstanding stock options as of December 31, 2006 and the changes during the three years then ended are as follows:

Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)

$ 2.00	20,000	1.61	$ 2.00	5,000	1.61
0.80	5,640,000	3.00	0.80	2,820,000	3.00
	5,660,000			2,825,000

The following table summarizes information about the stock options outstanding at December 31, 2006:

	Number of	Weighted Average
	Shares	Price Per Share
Outstanding at December 31, 2005	150,000	$1.17
Granted	5,660,000	0.80
Exercised	--	--
Expired/Cancelled	(150,000)	(1.17)
Outstanding at December 31, 2006	5,660,000	$0.80

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The estimated value of the compensatory stock options granted to employees was determined using the Black-Scholes pricing model and the following assumptions:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.50%-4.75%
Expected stock price volatility	144.6%-300.3%
Expected dividend payout	--
Expected option life-years	2-4

NOTE 8 - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $3,000,000, expire at various times through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $1,050,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

In January 2006, Medefile entered into a two year employment agreement with Peter LoPrimo. The agreement provides for Mr. LoPrimo to receive an annual salary of $96,000. The agreement also provides for Mr. LoPrimo to receive an option to purchase from the Company one million eighty hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. LoPrimo exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.

The Company is obligated under a lease for office space in New Jersey commencing November 2003 and expiring in October 2008. The lease also provides for additional rent for increases in operating expenses. Future minimum rent payments under the lease are:

2007	$20,633
2008	18,054
Total	$38,687

 NOTE 10- MAJOR CUSTOMER

For the year ended December 31, 2006, the Company had one customer that accounted for approximately 67% of its revenues.

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

/S/ Katz & Bloom, LLC

Roslyn Heights, New York
August 19, 2005

OMNIMED INTERNATIONAL, INC.
(a development stage company)

BALANCE SHEET

ASSETS

	June 30,	June 30,
	2005	2004

Current Assets:

Cash and cash equivalents (Note A)	$82,577	$53,483
Prepaid expenses	1,625	--
Total Current Assets	84,202	53,483

Property and Equipment - at cost (Notes A and B)	154,880	95,517
Less accumulated depreciation	(67,933)	(44,987)

Property and equipment - net	86,947	50,530

Other Assets:
Capitalized software development costs-net of
amortization of $41,515 at June 30, 2005 and $12,210
at June 30, 2004 (Notes A and C)	105,010	134,315
Investments (Notes A and D)	1,712	123,000
Other intangible assets (Notes A and E)	7,387	7,387
Security deposit	2,785	2,785

Total Other Assets	116,894	267,487

Total	$288,043	$371,500

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$21,223	$4,507

Total Current Liabilities	21,223	4,507

Long -Term Liabilities
Loan payable - stockholder (Note F)	323,528	--
Total Liabilities	344,751	4,507

Commitments and Contingencies (Notes I	--	--

Stockholders' (Deficiency) Equity:
Common Stock par value $.001: shares

Authorized, 50,000,000 issued and outstanding
	48,209,500	48,210
Common stock to be issued (Note I)	1,046
Additional paid-in capital	1,189,627	1,150,593
Deficit accumulated during development stage	(1,295,591)	(831,810)

Total Stockholders' (Deficiency) Equity	(56,708)	366,993

Total	$288,043	$371,500

The accompanying notes are an integral part of these financial statements.

OMNIMED INTERNATIONAL, INC.
(a development stage company)

STATEMENTS OF OPERATIONS

			July 16, 1997
	Six Months Ended	Six Months Ended	(Inception) to
	June 30, 2005	June 30, 2004	June 30, 2005

Revenues	$-	$-	$-

Expenses

Executive compensation	71,000	90,000	563,175
Contracted technology development and service	18,500	12,000	57,198
Depreciation and amortization	27,049	20,066	109,448
Rent	10,378	9,234	47,745
Travel and entertainment	500	5,333	47,836
Office expenses	28,937	1,718	51,975
Legal fees	15,271	4,810	32,295
Professional services and consulting	18,000	-	116,557
Contracted marketing	57,575	-	66,802
Telephone and internet	3,576	7,484	28,102
Interest	2,189	-	2,189
Website design and development	5,050	3,662	19,882
Other	5,653	5,210	36,153
Repairs and maintenance	-	-	7,269

Total Expenses	263,678	-	1,186,626
		159,517

Net Loss From Operations	(263,678)	(159,517)	(1,186,626)

Other Revenue (Loss)
Dividend income	247	17	632
Realized gain (loss) on sale of securities	-	13,084	(79,891)

Total Other Revenue (Loss)	247	13,101	(79,259)

Net loss before provision for income taxes	(263,431)	(146,416)	(1,265,885)

Income tax benefit (Note G)	-	-	-

Net loss	$(263,431)	$(146,416)	$(1,265,885)

The accompanying notes are an integral part of these financial statements.

OMNIMED INTERNATIONAL, INC.
(a development stage company)

STATEMENTS OF COMPREHENSIVE INCOME

	Six Months	Six Months	July 16, 1997
	Ended	Ended	(Inception) to
	June 30, 2005	June 30, 2004	June 30, 2005

Net loss	$(263,431)	$(146,416)	$(1,265,885)

Other Comprehensive Income:

Unrealized appreciation (depreciation)
of securities	112	(83,250)	(29,706)

Total Comprehensive Income (Loss)	$(263,319)	$(229,666)	$(1,295,591)

STATEMENT OF DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004

Deficit accumulated during the development
stage - Beginning of period	$(1,032,272)	$(602,144)

Net loss	(263,431)	(146,416)

Other comprehensive income (loss)	112	(83,250)

Deficit accumulated during the development
stage - End of period	$(1,295,591)	$(831,810)

The accompanying notes are an integral part of these financial statements.

OMNIMED INTERNATIONAL, INC.
(a development stage company)

STATEMENT OF COMMON STOCK For the Six Months Ended
June 30, 2005 and June 30, 2004

	COMMON	COMMON
	SHARES	STOCK

Balance - June 30, 2004 and June 30, 2005	48,209,500	$48,210

STATEMENTS OF ADDITIONAL PAID-IN CAPITAL

Six Months Ended		Six Months Ended
June 30, 2005		June 30, 2004

Balance - Beginning of period	$1,184,065	$1,043,289

Excess of fair value over par value of stock to be
issued to contracted consultants in exchange for services	5,562	-

Corporate Obligations paid by stockholder	-	107,304

Balance - End of period	$1,189,627	$1,150,593

The accompanying notes are an integral part of these financial statements.

OMNIMED INTERNATIONAL, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS

	Six Months	Six Months	July 16, 1997
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2005	2004	2005

Cash Flows From Operating Activities:

Net loss	$(263,431)	$(146,416)	$(1,265,885)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	27,049	20,066	109,448
Accrued interest shareholder loans	2,189	-	2,189
Expenses paid by loans from stockholder	31,892	-	31,892
Expenses incurred in exchange for common stock	6,181	-	10,456
Expenses paid by stockholder - contributed to
capital (Note I)	-	105,375	642,369
Realized loss (gain) on sale of securities	-	(13,084)	79,891

Changes in assets and liabilities:
Prepaid expenses	206	1,522	(1,625)
Accrued expenses	15,010	2,007	21,223

Net Cash Used In Operating Activities	(180,904)	(30,530)	(370,042)

Cash Flows Provided By Investing Activities:

Purchase of property and equipment	(2,490)	-	(2,490)
Proceeds from sale of investments	-	81,834	195,109

Net Cash Provided by Investing Activities	(2,490)	81,834	192,619

Cash Flows Provided by Financing Activities:

Loans from stockholder	260,000	-	260,000

Net increase in cash and
cash equivalents	76,606	51,304	82,577

Cash and cash equivalents-beginning of period	5,971	2,179	-

Cash and cash equivalents-end of period	$82,577	$53,483	$82,577

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

OMNIMED INTERNATIONAL, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(continued)

Note B. Property and Equipment

Property and equipment consists of:

			Useful
	June 30, 2005	June 30, 2004	Life
Computer equipment	$136,933	$84,287	5 years
Office furniture	12,928	11,230	7 years
Office equipment	2,529	-	5 years
Software	2,490	-	3 years
Total property and equipment	$154,880	$95,517

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

b) Changes in Internal Controls over financial reporting

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following tables set forth certain information with respect to our directors and officers as of April 1, 2007. The following persons serve as our directors and executive officers:

Name	Age	Position

Milton Hauser	63	President, Chief Executive Officer, Acting Chief Financial Officer, Director

Eric Rosenfeld	43	Chief Technical Officer, Secretary

David Dorrance	43	Vice President, Digital Imaging

William R. Cullen	65	Director

John R. Bason	61	Director

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and/or any executive officer.

Anthony Paquin resigned as a member of the Board of Directors on March 28, 2007.

Background of Executive Officers and Directors

Milton Hauser, President, Chief Executive Officer and Acting Chief Financial Officer. Milton. Hauser has been President of Medefile International since 2001. Prior to his joining Medefile International, his career was in the Marketing and Advertising field and included creating marketing campaigns and programs for such companies as Panasonic, Sanyo, Avon, Lederle International, and other Fortune 500 companies.

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

David Dorrance, Vice President, Digital Imaging. Mr. Dorrance has been Vice President, Digital Imaging since February 2005. Mr. Dorrance is a 20-year veteran of the health care industry including five years of clinical experience with McGill University Hospital. From January 2004 until 2005 Mr. Dorrance was Director of New Business Development for Salumatics. From 1998 until 2004 Mr. Dorrance was Sales Director for Lason Corporation. He has extensive knowledge of clinical information systems, patient information management software and hardware, patient monitoring systems and digital patient record systems. Mr. Dorrance successfully implemented a paperless system for a Canadian hospital (the first of its kind) by combining the conversion of all historical paper patient records and implementation of an electronic patient record system across all patient visit types.

William R. Cullen, Director. From 1998 through 2004, Mr. Cullen served in various executive officer capacities for Webb Interactive Services, Inc., (OTCBB: WEBB) including Chairman, President, Chief Executive Officer and Chief Financial Officer. From 2004 to the present, Mr. Cullen has been active as Founder and President of two private companies: Sports Fans, Incorporated and Book Network, Inc. In addition, Mr. Cullen consults primarily in the area of capital formation and restructuring.

John R. Bason, Director. From 1995 through 2001, Mr. Bason served as the Chief Executive Officer, President and a Director of Novatrix Medical Corporation, a medical device company focused in obstetrics. From 2002 through 2003, Mr. Bason served as an executive vice president of CardioNet, Inc., a provider of mobile cardiac outpatient telemetry. From 2003 through 2005, Mr. Bason served as the President, Chief Executive Officer and a Director of Navitas Cancer Rehabilitation Centers of America, Inc.

COMMITTEES

Audit Committee

The purpose of the Audit Committee is to assist the board of directors in fulfilling its oversight responsibilities for (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, and (4) the performance of the Company’s internal audit function and independent auditors. William Cullen is the Chairman of the Audit Committee. Mr. Cullen is independent within the meaning of the applicable Nasdaq listing standards and applicable rules and regulations promulgated by the Securities and Exchange Commission.

Compensation and Personnel Committee

The purpose of the Compensation and Personnel Committee is to provide oversight review of compensation and benefits of the employees of the Company. The Committee evaluates and makes regular reports to the Board of Directors on matters concerning management performance, employee compensation and human resources policies, programs and plans, including management development and continuity plans, and approves employee compensation programs and benefit programs.

Nominating and Governance Committee

The purpose of the Nominating and Governance Committee is to ensure that the Board of Directors is appropriately constituted to meet its fiduciary obligations to the shareholders and the Company. To accomplish this purpose, the Nominating and Governance Committee develops and implements policies and processes regarding corporate governance matters, assesses Board membership needs, makes recommendations regarding potential director candidates and makes regular reports to the Board of Directors. William Cullen is the Chairman of the Nominating and Governance Committee.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees..

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2006, we believe that during the year ended December 31, 2006, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements, except Messrs. Paquin, Cullen and Bason did not timely file Form 3s.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2006, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2006, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton Hauser (1) President, CEO, Acting CFO and Director	2006 2005 2004	181,914 120,000 120,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	120,000 120,000 120,000
Kevin Hauser Director of New Business Development	2006 2005 2004	84,000 -- --	-- -- --	-- -- --	718,240 (2) -- --	-- -- --	-- -- --	-- -- --	802,240 -- --
Eric Rosenfeld Chief Technical Officer	2006 2005 2004	78,300 -- --	-- -- --	-- -- --	718,240 (2) -- --	-- -- --	-- -- --	-- -- --	814,240 -- --
Peter LoPrimo Vice President, Sales and Marketing	2006 2005 2004	90,000 -- --	-- -- --	-- -- --	718,240 (2) -- --	-- -- --	-- -- --	-- -- --	808,240 -- --

(1) Milton. Hauser’s salary is paid to his spouse at his election.

(2) On January 1, 2006, we issued 1,800,000 options to purchase shares of common stock at an exercise price of $0.80 per option to the above three named officers. These options vest ratably over a two-year period beginning January 1, 2006. At December 31, 2006, options to purchase 900,000 shares have vested and options to purchase 900,000 shares are unvested. The fair value of each award at the date of grant was determined to be $1,436,483 under the Black-Scholes options pricing model. For the year ended December, 31, 2006, we recognized $718,240 of the fair value of each award as compensation expense in our statement of operations.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mitlon Hauser President, CEO, Acting CFO and Director	--	--	--	--	--	--	--	--	--
Kevin Hauser Director of New Business Development	900,000	900,000	--	$0.80	12/31/2009	--	--	--	--
Eric Rosenfeld Chief Technical Officer	900,000	900,000	--	$0.80	12/31/2009	--	--	--	--
Peter LoPrimo Vice President, Sales and Marketing	900,000	900,000	--	$0.80	12/31/2006	--	--	--	--

 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton Hauser

Anthony Paquin (2)	--	--	9,172	--	--	--	9,127

William Cullen

John Basson

(1) The fees indicated in this column were earned in 2006 and paid in 2007.

(2) Mr. Paquin resigned from our Board of Directors on March 28, 2007. On August 21, 2006, we issued 20,000 options to purchase shares of common stock at an exercise price of $2.00 per option to Anthony Paquin.. These options vest ratably over a two-year period beginning August 21, 2006. At December 31, 2006, options to purchase 5,000 shares have vested and options to purchase 15,000 shares are unvested. The fair value of each award at the date of grant was determined to be $25,407 under the Black-Scholes option pricing model. For the year ended December 31, 2006, we recognized $9,172 of the fair value of each award as compensation expense in our statement of operations.

Our independent directors are paid a cash fee of $1,500 for each board meeting they attend in person, and $500 for telephonic participation. In addition, our independent directors are paid a cash fee of $500 for each meeting. Our independent directors are also eligible to receive option grants under our stock option plan. However, no definitive agreement has been reached with our independent directors regarding the amount and terms of any such option grants.

OPTION GRANTS IN FISCAL 2006

On January 1, 2006, the Company granted options to purchase 1,800,000 shares of the Company’s Common stock to its Vice President, New Business Development, Kevin Hauser; options to purchase 240,000 shares of the Company’s common stock to David Dorrance, the Company’s Vice President of Digital Imaging; options to purchase 1,800,000 Shares of the Company’s common stock to Eric Rosenfeld, the Company’s Chief Technical Officer; And options to purchase 1,800,000 shares of the Company’s common stock to Peter LoPrimo, the Company’s Vice President - Sales and Marketing.

On August 21, 2006, the Company granted options to purchase 20,000 shares of the Company’s common Stock to Anthony Paquin upon Mr. Paquin’s acceptance of a seat on the Company’s Board of Directors.

EMPLOYMENT AGREEMENTS

As of January 2006, Medefile has employment agreements with five key employees that provide for total aggregate minimum annual salaries of $364,000. Several of the employees did not receive the minimum salary as provided for in their previous employment agreements and have waived their right to receive unpaid salary.

In February, 2004, Medefile entered into an employment agreement with Milton Hauser. The agreement provides for Milton Hauser to receive an annual salary of $120,000.

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

In January 2006, Medefile entered into a two year employment agreement with David Dorrance. The agreement provides for Mr. Dorrance to receive, upon execution of the agreement, options to purchase two hundred forty thousand (240,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 10,000 shares per month) over a period of two years. The Options shall be issued pursuant to the terms and conditions of the Medefile International, Inc. 2006 Incentive Stock Plan. The employment agreement also provides that if Mr. Dorrance exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.

In January 2006, Medefile entered into a two year employment agreement with Kevin Hauser. The agreement provides for Kevin Hauser to receive an annual salary of $84,000. The agreement also provides for Mr. Hauser to receive an option to purchase from the Company one million eight hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. Hauser exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 22, 2007. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)(3)	Percentage of Common Stock (2)

Vantage Holding Ltd.(4)	93,318,750	52.2%
Milton Hauser (5)	45,000,000	25.2%
Eric Rosenfeld (6)	2,550,000	1.4%
David Dorrance (7)	310,000	*
Anthony Paquin (8)	10,000	*
William Cullen	--	--
John Bason	--	--
All officers and directors as
a group (4 persons)	46,680,000	26.6%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Medefile International, Inc., 2 Ridgedale Avenue, Ste. 217, Cedar Knolls, NJ, 07927.

(2) Applicable percentage ownership is based on 178,733,910 shares of common stock outstanding as of March 22, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of March 22, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 23, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Adjusted to reflect the payment of an in-kind dividend of 14 shares of common stock for each share of common stock held by shareholders of record at the close of business on January 16, 2006.

(4) Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd. Lyle Hauser is the son of Milton Hauser.

(5) Represents (i) 42,000,000 shares of common stock owned by Milton. Hauser (ii) 3,000,000 shares of common stock owned by Milton Hauser’s spouse.

(6) Represents (i) 1,500,000 shares of common stock owned by Mr. Rosenfeld, and (ii) options to purchase 1,050,000 shares of common stock.

(7) Represents 180,000 shares of common stock owned by Mr. Dorrance, and (ii) options to purchase 130,000 shares of common stock.

(8) Represents options to purchase 10,000 shares of common stock.

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

During the period July 16, 1997 (inception) to December 31, 2006, The Vantage Group Ltd., has (i) paid an aggregate of $905,318 of the Company's obligations, (ii) contributed $275,000 of assets to the capital of the Company, and (iii) made loans of $1,815,378 to the Company.

As of December 31, 2006, Medefile was indebted to The Vantage Group Ltd. in the amount of $1,815,379, including accrued interest of $228. On April 11 2007, Medefile issued two promissory notes to The Vantage Group as evidence of this indebtedness. One of the notes, in the principal amount of $700,000, is payable on demand. The other note, with a principal amount of 1,115,379, is payable no later than July 1, 2008. Both notes bear interest at the rate of seven percent per annum.

As of December 31, 2006, Medefile is also indebted to its President and Chief Executive Officer in the amount of $1,200 for cash advances made on behalf of the Company. The Company expected to repay this amount to the Chief Executive Office During the first quarter of fiscal 2007.

ITEM 13. EXHIBITS

2.1
Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

10.1	Employment Agreement by and between the Registrant and Milton Hauser, dated February 1, 2004 (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

10.1	Employment Agreement by and between the Registrant and Eric Rosenfeld, dated October 1, 2004 (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

10.1	Employment Agreement by and between the Registrant and David Dorrance, dated February 1, 2005 (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

10.2
Amended Employment Agreement by and between the Registrant and Eric Rosenfeld, effective as of January 1, 2006 (as incorporated by reference to the Company's Quarterly Report on Form 10-QSB/A filed on June 21, 2006).

10.4
Amended Employment Agreement by and between the Registrant and Kevin Hauser, effective as of January 1, 2006 (as incorporated by reference to the Company's Quarterly Report on Form 10-QSB/A filed on June 21, 2006).

10.5
Amended Employment Agreement by and between the Registrant and Peter LoPrimo, effective as of January 1, 2006 (as incorporated by reference to the Company's Quarterly Report on Form 10-QSB/A filed on June 21, 2006).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 2, 2007.

99.1	Audit Committee Charter

99.2	Nominating and Governance Committee Charter

99.3	Compensation and Personnel Committee Charter

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Board of Directors approved the engagement of Russell Bedford Stefano Mirchandani LLP as our independent auditors for the year ended December 31, 2006.

AUDIT FEES

The aggregate fees billed by Russell Bedford Stefano Mirchandani LLP for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2006 was approximately $31,590.

The aggregate fees billed by Russell Bedford Stefano Mirchandani LLP for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the six months ended December 31, 2005 was approximately $18,000.

The aggregate fees billed by Katz & Bloom LLC for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the six months ended June 30, 2005 was approximately $4,150.

The following table sets forth fees billed to us by our auditors during the fiscal years ended July 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connecti0on with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	2006	2005

Audit Fees	$31,590	$22,150
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$31,590	$22,150

AUDIT-RELATED FEES

No fees were billed by Russell Bedford Stefano Mirchandani LLP for assurance and related services rendered by Russell Bedford Stefanou Mirchandani LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2006.

TAX FEES

No fees were billed by Russell Bedford Stefano Mirchandani LLP for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2006.

ALL OTHER FEES

No other fees were billed by Russell Bedford Stefano Mirchandani LLP for the fiscal year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 16, 2007	By:	/s/ Milton Hauser President, Chief Executive Officer, Acting Chief Financial Officer and Director

KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Milton Hauser his attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: Milton Hauser Milton Hauser	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive, Financial and Accounting Officer)	April 16, 2007
By: William R. Cullen William R. Cullen	Director	April 16, 2007

By: John R. Bason John R. Bason	Director	April 16, 2007