Form 10KSB/A
period 2006-12-31
Medefile International, Inc.
filed 2007-04-17
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

We will need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations, which could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

	Shares Outstanding	Amount	APIC	Accumulated Deficit	Other Accumulated Comp Loss	Total

Balances as of June 30, 2005	148,423,500	$14,842	$1,224,041	$(1,295,591)	$-	$(56,708)

Common stock issued upon merger with Omnimed	30,310,410	3,031	(3,031)			-

Loss for the six months ended December 31, 2005				(463,197)		(463,197)

Balances as of December 31, 2005	178,733,910	17,873	1,221,010	(1,758,788)	-	(519,905)

Fair value of stock options issued to officers			2,259,659			2,259,659

Fair value of Warrants issued			123,802			123,802

Unrealized asset appreciation					354	354

Loss for the year ended December 31, 2006				(3,609,170)		(3,609,170)

Balances as of December 31, 2006	178,733,910	$17,873	$3,604,471	$(5,367,958)	$354	$(1,745,260)

The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.
Consolidated Statements of Operations

	For the	For the Short Year
	Year Ended	(Six Months) Ended
	December 31,	December 31,
	2006	2005

Revenue	$37,363	$7,403

Operating expenses:
Selling, general and administrative expenses	3,531,227	327,572
Impairment of intangible assets	-	97,063
Depreciation and amortization expense	28,554	29,479
Total operating expenses	3,559,781	454,114

Loss from operations	(3,522,418)	(446,711)

Other expense:
Interest and dividend income (expense)	(86,752)	(15,143)
Other income (expense)	-	(1,343)
Total other income (expense)	(86,752)	(16,486)

Loss before income taxes	(3,609,170)	(463,197)

Provision for income taxes	-	-

Net loss	(3,609,170)	(463,197)

Other comprehensive gain: Unrealized gain on equity securities	354	-

Comprehensive loss	$(3,608,816)	$(463,197)

Net loss per share - basic and diluted	$(0.02)	$(0.003)

Weighted average shares outstanding -
basic and diluted	178,733,910	153,475,235

The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.
Consolidated Statements of Cash Flows

	For the	For the
	Year Ended	(Short Year) Six Months Ended
	December 31,	December 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,609,170)	$(463,197)
Other comprehensive gain (loss)	354	-
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation and amortization	28,554	29,479
Impairment of intangible assets	-	97,063
Warrants issued to consultants	123,802
Options issued to employees	2,259,659	-
Interest expense	15,177	-
Changes in operating assets and liabilities:
Prepaid expenses	(10,000)	1,625
Marketable securities	(720)	-
Accounts payable and accrued expenses	29,853	6,777
Deferred revenue	28,973	4,895

Net cash (used in) operating activities	(1,133,518)	(323,358)

Cash flows from investing activities:
Proceeds from investments	-	1,712
Purchase of equipment	(6,331)	-

Net cash (used in) provided by investing activities	(6,331)	1,712

Cash flows from financing activities:
Proceeds from loans by related parties	1,002,688	509,575
Payments on loans from related parties	(34,390)	-

Net cash provided by financing activities	968,298	509,575

Net increase (decrease) in cash and cash equivalents	(171,551)	187,929

Cash and cash equivalents at beginning of period	270,506	82,577

Cash and cash equivalents at end of period	$98,955	$270,506

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$114,234	$-

Taxes	$-	$-

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