Form 10QSB
period 2007-03-31
Medefile International, Inc.
filed 2007-05-11
CIK 842013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007

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

                                   Copies to:
                            Richard A. Friedman, Esq.
                       Sichenzia Ross Friedman Ference LLP
                             61 Broadway, 32nd Floor
                            New York, New York 10006
                              Phone: (212) 930-9700
                               Fax: (212) 930-9725

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

The number of shares of the issuer's outstanding common stock on May 3, 2007 was 178,733,910.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          MEDEFILE INTERNATIONAL, INC.
                                   FORM 10-QSB


                 For the Fiscal Quarter Ended March 31, 2007





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

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                          Medefile International, Inc.
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)
                                                                                       March 31,
                                                                                         2007
Assets
Current assets
      Cash and cash equivalents                                                        $   169,070
      Marketable securities
                                                                                               896
      Prepaid expenses (Note 2)
                                                                                            68,085
         Total current assets                                                              238,051

      Deposits and other assets                                                              2,785
      Furniture and equipment, net of accumulated
          depreciation of $117,778 (Note 3)                                                 47,156
      Intangibles, net of accumulated
          amortization of $56,972                                                            1,597

Total assets                                                                           $   289,589

Liabilities and Deficiency in Stockholders' Equity
Current liabilities
      Accounts payable and accrued liabilities                                         $    87,366
      Loan payable - related party (Note 4)                                              1,187,384
      Deferred revenue
                                                                                            24,130
         Total current liabilities
                                                                                         1,298,880

      Loan payable - related party (Note 4)                                              1,115,379

      Commitments and Contingencies
                                                                                                 -

Deficiency in Stockholders' Equity:
      Common stock, $0.001 par value; 300,000,000 shares authorized; 178,733,910 shares issued and outstanding March 3, 2007 (Note 5)
                                                                                            17,873
      Additional paid-in capital
                                                                                         4,205,436
      Accumulated deficit                                                               (6,348,509)
      Accumulated other comprehensive gain (loss)
                                                                                               530
      Total deficiency in stockholders' equity                                          (2,124,670)

Total liabilities and deficiency in stockholders' equity                               $   289,589


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          Medefile International, Inc.
                 Condensed Consolidated Statements of Operations
                                    Unaudited

                                                              For the                        For the
                                                           Three Months                   Three Months
                                                               Ended                          Ended
                                                             March 31,                      March 31,
                                                               2007                           2006

Revenue                                                      $      11,801             $       6,033

Operating expenses:
Selling, general and administrative expenses                       951,185                   802,363
Depreciation and amortization expense                                7,269                     7,260
Total operating expenses                                           958,454                   809,623

Loss from operations                                              (946,653)                 (803,590)

Other expense:
Interest and dividend income (expense)                             (33,898)                  (14,650)
Total other income (expense)                                       (33,898)                  (14,650)

Loss before income taxes                                          (980,551)                 (818,240)

Provision for income taxes                                               -                         -

Net loss                                                          (980,551)                 (818,240)

Other comprehensive gain (loss): Unrealized gain on equity
securities                                                             176                       914

Comprehensive loss                                           $    (980,375)            $    (817,326)

Net loss per share - basic and diluted                       $     (0.0055)            $     (0.0046)


Weighted average shares outstanding -
basic and diluted                                              178,733,910               178,733,910

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          Medefile International, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                    Unaudited

                                                    For the               For the
                                               Three Months Ended     Three Months Ended
                                                   March 31,               March 31,
                                                      2007                  2006


  Cash flows from operating activities:
Net loss                                           $(980,551)          $   (818,240)
Other comprehensive gain (loss)                          176                    914
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation and amortization                          7,269                  7,261
Warrants issued to consultants                        31,991
Options issued to employees and board member         568,974                562,622
Interest expense                                      34,185                 21,032
Changes in operating assets and liabilities:
Prepaid expenses                                     (58,085)               (54,375)
Marketable securities                                   (176)                (1,280)
Accounts payable and accrued expenses                 29,511                (10,000)
Deferred revenue                                      (9,738)                   133

Net cash used in operating activities               (376,444)              (291,933)

Cash flows from investing activities:
Purchase of equipment                                 (5,441)                (3,762)

Net cash used in investing activities                 (5,441)                (3,762)

Cash flows from financing activities:
Proceeds from loans by related parties               470,000                350,000
Payments on loans from related parties               (18,000)                   -

Net cash provided by financing activities            452,000                350,000

Net increase (decrease) in cash and cash              70,115                 54,305
equivalents

Cash and cash equivalents at beginning of period      98,955                270,506


Cash and cash equivalents at end of period         $ 169,070           $    324,811


Supplemental disclosures of cash flow
information:

Cash paid during the period for:
Interest                                           $       -           $          -

Taxes                                              $     520           $          -

Interest capitalized on notes to related parties   $  34,185           $     21,032


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                           MEDEFILE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31,2007, and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

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

Going Concern
-------------

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $980,551 for the three month periods ended March 31,2007 and had an accumulated deficit of $6,348,509 as of March 31,2007.

The Company used $376,444 of cash for operating activities during the three months ended March 31,2007. Cash provided by financing activities for the three months ended March 31,2007 was $452,000, consisting of net proceeds from related party loans.

                           MEDEFILE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Our registered independent certified public accountants have stated in their report dated March 14,2007, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Stock based compensation expense recognized under SFAS 123 (R) for the three ended March 31,2007 and 2006 was $568,974 and $562,622, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of March 31 2007, and changes during the period then ended are presented below:


                                                                   Weighted-
                                             Options Price      Average Exercise

      Outstanding at December 31, 2006         5,660,000                0.80
      Issued                                          --                  --
      Exercised                                       --                  --
      Forfeited or expired                            --                  --
                                               ---------           ---------
      Outstanding at March 31, 2007            5,660,000           $    0.80



      Non-vested at March 31,2007              2,125,000           $    0.80
      Exercisable at March 31,2007             3,535,000           $    0.80




The options outstanding as of March 31,2007 have been segregated into two ranges for additional disclosure as follows:


                   Options Outstanding                                            Options Exercisable
                                           Weighted                                                          Weighted
                                            Average                 Weighted                                  Average
                                           Remaining                Average                                  Remaining
   Exercise           Number              Contractual               Exercise               Number           Contractual
    Prices          Outstanding          Life (years)                Price              Exercisable        Life (years)
--------------    ---------------     ------------------     --------------------   -----------------    -----------------
    $ 2.00              20,000               1.36                    $ 2.00                10,000              1.36
      0.80           5,640,000               2.75                      0.80              3,525,000             2.75
                     5,660,000                                                           3,535,000


At March 31, 2007, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.21 and as of March 31, 2007, and the exercise price multiplied by the number of options outstanding.

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48 specifieshow tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that this FASB will have any material impact on our financial condition or results of operations.

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

2. PREPAID EXPENSES

Prepaid expenses consists of the following at March 31,2007:

Prepaid Legal                             $    10,000
Prepaid Insurance                              58,085
                                          -----------
Subtotal                                  $    68,085

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at March 31,2007:

Computers related and office equipment    $   152,005
Furniture and fixtures                         12,929
                                          -----------
Subtotal                                  $   164,934
Less: Accumulated depreciation               (117,778)
                                          -----------
Total                                     $    47,156
                                          ===========

4. LOAN PAYABLE - RELATED PARTY

The Company has been and continues to be dependent upon the funding from The Vantage Group, Ltd., the Company's largest stockholder. As of March 31, 2007, the Company was indebted to The Vantage Group Ltd. in the amount of $2,301,563, including accrued interest. As of March 31, 2007, the Company had a demand loan payable outstanding of $1,186,184 due to The Vantage Group and a long term note of $1,115,379 which is payable on July 1, 2008. Both loans bear interest at the rate of seven percent per annum. During the three months ended March 31, 2007 and 2006, the Company charged related party interest expense of $34,185 and $21,032, respectively.

At March 31, 2007, the Company also has a loan payable to its President and Chief Executive Officer in the amount of $1,200. The Company expects to repay this amount during the fiscal year ended December 31, 2007.


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

Warrants
--------

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vest in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. The Company charged the fair value of these warrants of $155,793 to deferred compensation. The Company charged to operations the amount of $31,991 during the three months ended March 31,2007, representing the portion of these warrants that vested during the period.

The warrants were fully vested as of March 31,2007.

The following table summarizes the changes in warrants outstanding and the related prices. These warrants were granted in addition to cash compensation for services to be performed.

         Warrants Outstanding                        Warrants Exercisable
   -----------------------------------    --------------------------------------
                          Weighted                                  Weighted
                          Average        Weighted                   Average
                          Remaining      Average                    Remaining
Exercise    Number        Contractual    Exercise     Number        Contractual
Prices      Outstanding   Life (years)   Price        Exercisable   Life (years)
--------    -----------   ------------   ---------    -----------   ------------

$ 3.50          50,000       3.22        $3.50           50,000         3.22
  5.00          50,000       3.22         5.00           50,000         3.22
  6.50          50,000       3.22         6.50           50,000         3.22
  8.00          50,000       3.22         8.00           50,000         3.22
            -----------   ------------                -----------    -----------
               200,000       3.22                       200,000         3.22
            ===========   ============                ===========    ===========

Transactions involving warrants are summarized as follows:

                                            Number of      Weighted Average
                                            Warrants       Price Per Share
                                           ----------      ---------------

   Outstanding at December, 2006             200,000             5.75
      Granted                                    --               --
      Exercised                                  --               --
      Cancelled or expires                       --               --
                                           ----------          --------
Outstanding at March 31,2007                 200,000             5.75
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

During the three months ended March 31,2007 and 2006, the Company amortized the amount of $31,991 and 0, respectively, to non-cash compensation. The warrants were fully amortized as of March 31,2007.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 16, 2007. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-QSB.

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

Members
-------

As of May 8, 2007, MedeFile had over 550 members.

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

Employees
---------

From our inception through the period ended March 31, 2007, we have relied on the services of outside consultants. As of March 31, 2007, Medefile had a total four full time employees and three consultants.

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2007 COMPARED TO THREE MONTHS ENDED March 31,2006.

Revenues
--------

Revenues for the quarter ended March 31,2007 totaled $11,801, an increase of $5,768 compared to revenues of $6,033 during the three months ended March 31,2006. The increase is due to the increase in the number of members using the MedeFile services.


General and Administrative Expenses
-----------------------------------

General and administrative expenses for the quarter ended March 31,2007 totaled $951,185, consisting primarily of cash and non-cash compensation, marketing costs and outside services. This was an increase of $148,822 or 19% compared to general and administrative expenses of $802,363 for the quarter ended March
31,2006. The primary reasons for the increase was an increase in non-cash compensation , public relations costs and outside services.

Depreciation Expense
--------------------

Depreciation and amortization expense totaled 7,269 for the quarter ended March 31, 2007, an increase of $9 compared to depreciation and amortization expense of $7,260 during the quarter ended March 31,2006

Interest Expense
----------------

Interest expense for the quarter ended March 31, 2007 was $33,898,an increase of $19,248 or 131% compared to interest expense of $14,650 during the quarter ended March 31,2006. The reason for the increase was an increase in the average amount of the related party loan outstanding during the quarter ended March 31,2007.

Net Loss
--------

For the reasons stated above, our net loss for quarter ended March 31,2007 was $980,551 or $0.005 per share, an increase of $162,311 or 20% compared to a net loss of $818,240 or $0.004 per share during the three months ended March 31,2006.



Liquidity and Capital Resources
-------------------------------

As of March 31,2007 we had cash and cash equivalents of $169,070. Our current liabilities as of March 31,2007 aggregated $1,298,880. Working capital deficit at March 31, 2007 was $1,060,829. We had an accumulated deficit of $ 6,348,509 and deficiency in stockholders' equity of $2,124,670 at March 31,2007.

The Company used $376,444 of cash for operating activities during the quarter ended March 31,2007. Cash used in investing activities for the quarter ended March 31,2007 was $5,441. Cash provided by financing activities for the quarter ended March 31,2007 was $452,000, consisting of $452,000 of net proceeds from loans by related parties.

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

Off Balance Sheet Arrangements
------------------------------

We do not have any off balance sheet arrangements as of March 31,2007 or as of the date of this report.

Critical Accounting Policies
----------------------------

The preparation of our consolidatFed financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006..



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