Form 10QSB
period 2007-06-30
Medefile International, Inc.
filed 2007-08-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number 33-25126-D

Medefile International, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

MEDEFILE INTERNATIONAL, INC.
FORM 10-QSB

For the Fiscal Quarter Ended June 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Medefile International, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)
June 30,
2007
Assets
Current assets
Cash and cash equivalents (Note 1)	$52,454
Prepaid expenses (Note 2)	45,801
Total current assets	98,255

Furniture and equipment, net of accumulated
depreciation of $125,279 (Note 3)	41,151
Deposits and other assets	16,111
Intangibles, net of accumulated
amortization of $57,058	1,511

Total assets	$157,028

Liabilities and Deficiency in Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$109,178
Loan payable- related party (Note 4)	1,476,071
Deferred revenue	16,913
Total current liabilities	1,602,162

Loan payable - related party (Note 4)	1,115,379

Commitments and Contingencies	-

Deficiency in Stockholders' Equity:
Common stock, $0.001 par value; 300,000,000 shares authorized;
178,733,910 shares issued and outstanding as of June 30, 2007 (Note 5)	17,873
Additional paid-in capital	4,768,058
Accumulated deficit	(7,346,444)
Total deficiency in stockholder's equity	(2,560,513)

Total liabilities and deficiency in stockholders' equity	$157,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Revenue	$13,655	$10,269	$25,456	$16,302

Operating expenses:
Selling, general and administrative expenses	400,156	266,797	750,376	506,538
Non-cash compensation	562,622	610,008	1,163,587	1,172,630
Depreciation and amortization expense	7,587	7,294	14,856	14,554
Total operating expenses	970,365	884,099	1,928,819	1,693,722

Loss from operations	(956,710)	(873,830)	(1,903,363)	(1,677,420)

Other expense:
Interest and dividend income (expense)	(41,579)	(19,177)	(75,477)	(33,827)
Total other income (expense)	(41,579)	(19,177)	(75,477)	(33,827)

Loss before income taxes	(998,289)	(893,007)	(1,978,840)	(1,711,247)

Provision for income taxes	-	-	-	-

Net loss	$(998,289)	$(893,007)	$(1,978,840)	$(1,711,247)

Other comprehensive gain (loss): Unrealized gain on equity securities	(176)	(320)	-	594

Comprehensive loss	$(998,465)	$(893,327)	$(1,978,840)	$(1,710,653)

Net loss per share - basic and diluted	$0.006	$0.00	$0.011	$0.01

Weighted average shares outstanding -
basic and diluted	178,733,910	178,733,910	178,733,910	178,733,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,978,840)	$(1,711,247)
Other comprehensive gain (loss)	-	594
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	14,856	14,554
Non cash compensation	1,163,587	1,172,630
Interest expense	75,850	45,415
Changes in operating assets and liabilities:
Prepaid expenses	(35,801)	(36,250)
Marketable securities	720	(960)
Security Deposit	(13,326)
Accounts payable and accrued expenses	51,324	(23,000)
Deferred revenue	(16,956)	7,557

Net cash used in operating activities	(738,586)	(530,707)

Cash flows from investing activities:
Purchase of equipment	(6,936)	(4,425)

Net cash used in investing activities	(6,936)	(4,425)

Cash flows from financing activities:
Proceeds from loans by related parties	720,000	750,000
Payments on loans from related parties	(20,978)	-

Net cash provided by financing activities	699,022	750,000

Net increase (decrease) in cash and cash equivalents	(46,500)	214,868

Cash and cash equivalents at beginning of period	98,955	270,506

Cash and cash equivalents at end of period	$52,455	$485,373

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-

Taxes	$780	$-

Interest capitalized on note payable to related party	$75,850	$45,415

Value of options issued to employees	$-	$4,500,979

Value of warrants issued to consultants	$-	$155,793

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2007, and the results of operations and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of

America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $998,289 and $1,978,840 for the three and six month periods ended June 30, 2007 had an accumulated deficit of $7,346,444 as of June 30, 2007.

The Company used $738,586 of cash for operating activities during the six months ended June 30, 2007. Cash provided by financing activities for the six months ended June 30, 2007 was $699,022 consisting of net proceeds from related party loans.

Our registered independent certified public accountants have stated in their report dated March 14, 2007, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We will need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guaranteethat we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Stock based compensation expense recognized under SFAS 123 (R) for the three and six months ended June 30, 2007 was $562,622 and $1,131,596, respectively. Stock based compensation for the three months and six months ended June 30, 2006 was $ 562,622 and $1,125,244, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of June 30, 2007, and changes during the period then ended are presented below:

		Weighted-
	Options Price	Average Exercise

Outstanding at December 31, 2006	5,660,000	$0.80

Issued	--	--
Exercised	--	--
Forfeited or expired	(20,000)	(0.80)

Outstanding at June 30, 2007	5,640,000	$0.80

Non-vested at June 30, 2007	1,410,000	$0.80
Exercisable at June 30, 2007	4,230,000	$0.80

The options outstanding as of June 30, 2007 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable

Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price

$0.80	5,640,000	$ 0.80	2.5	4,230,000	$ 0.80

Total	5,640,000	$ 0.80	4,230,000	$ 0.80

At June 30, 2007, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.11 and as of June 30, 2007, and the exercise price multiplied by the number of options outstanding.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

2. PREPAID EXPENSES

Prepaid expenses at June 30, 2007 consist of the following at June 30, 2007:

Prepaid Insurance	$41,067

Prepaid Rent	4,734

Total	$45,801

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at June 30, 2007:
Computers and office equipment	$153,501
Furniture and fixtures	12,929

Subtotal	$166,430
Less: Accumulated depreciation	(125,279)

Total	$41,151

Depreciation is provided by the straight-line method over the estimated useful life. Depreciation expense totaled $7,501 and $14,647 for the three and six month ended June 30, 2007.

4. LOAN PAYABLE - RELATED PARTY

The Company has been and continues to be dependent upon the funding from The Vantage group, Ltd., the company’s largest stockholder. As of June 30, 2007, the Company was indebted to the Vantage Group Ltd. in the amount of $2,591,450, Including accrued interest. As of June 30, 2007, the Company had demand loan payable outstanding of $ 1,476,071 due to The Vantage Group and a long term note of $ 1,115,379, which is payable on July 1, 2008. Both loans bear interest at the rate of seven percent per annum. During the six months ended June 30, 2007 and 2006, the Company charged related party interest expense of $ 75,850 and $ 45,415 respectively.

5. EQUITY

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

Warrants

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vest in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. The Company charged the fair value of these warrants of $155,793 to deferred compensation. The Company charged to operations the amount of $31,991, during the six Months ended June 30, 2007, representing the portion of these warrants that vested during the period.

The following table summarizes the changes in warrants outstanding and the related prices. These warrants were granted in addition to cash compensation for services to be performed.

Warrants Outstanding			Warrants Exercisable

		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)

$ 3.50	50,000	2.97	$3.50	50,000	2.97
5.00	50,000	2.97	5.00	50,000	2.97
6.50	50,000	2.97	6.50	50,000	2.97
8.00	50,000	2.97	8.00	50,000	2.97

	200,000	2.97		200,000	2.97

Transactions involving warrants are summarized as follows:

	Number of	Weighted Average
	Warrants	Price Per Share

Outstanding at December 31, 2006	200,000	$5.75
Granted
Exercised	--	--
Canceled or expired	--	--
Outstanding at June 30, 2007	200,000	$5.75

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86.05%
Expected dividend payout	--
Expected option in life-years	4
6. Commitments

The Company is obligated under a current lease for office space in New Jersey commencing November 2003 and expiring in August 2007. The Company negotiated out of the remaining 14 months of its current lease without any additional cost to the Company.

During the three months ended June 30, 2007, The Company has leased new office space located at 240 Cedar Knolls Road , Cedar Knolls, NJ, 07927 commencing September 2007 and August 2012. The leases also provide for additional rent for increases in operating expenses. Future minimum rent payments under the leases are:

2007	$17,767
2008	$53,300
2009	$54,167
2010	$55,900
2011	$55,900
2012	$37,267

7. Related Party Transactions

In April 2007, the Company hired two employees who are related parties. These two employees are relatives of the majority shareholder and Chief Technology Officer. The combined compensation paid to these related parties for the three months ended June 30, 2007 was $14,882.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB/A for the year ended December 31, 2006 filed with the Securities and Exchange Commission on April 17, 2007. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-QSB.

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

Members

As of July 25, 2007, MedeFile had over 540 members.

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

Employees

From our inception through the period ended June 30, 2007, we have relied on the services of outside consultants. As June 30, 2007, MedeFile had a total six full time employees and three consultants. The Chief Executive Officer and Chief Technology Officer are consultants to the Company.

None of our employees are covered by employment or collective bargaining agreements, and we believe our relations with our employees favorable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Revenues

Revenues for the quarter ended June 30, 2007 totaled $13,655, an increase of $3,386 compared to revenues of $10,269 during the three months ended June 30, 2006. The increase in revenue is primarily related to an increase in the amount of members and medical  record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2007 totaled $400,156, consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $133,359 or 49.9% compared to selling, general and administrative expenses of $266,797 for the quarter ended June 30, 2006. The increase is primarily due an increase in sales, marketing, and business development expenses.

Non-cash compensation

Non-cash compensation expenses for the quarter ended June 30, 2007 totaled $562,622. This compensation was for stock-based compensation to employees and consultants. This was a decrease of $47,386 or 7.8% compared to non-cash compensation expense of $610,008 for the quarter ended June 30, 2006. The decrease is due a decrease in stock-based compensation to outside consultants for services provided.

Depreciation Expense

Depreciation and amortization expense totaled $7,587 for the quarter ended June 30, 2007, an increase of $293 compared to depreciation and amortization expense of $7,294 during the quarter ended June 30, 2006.

Interest Expense

Interest expense for the quarter ended June 30, 2007 was $41,579, an increase of $22,402 or 117% compared to interest expense of $19,177 during the quarter ended June 30, 2006. The reason for the increase was an increase in the average amount of the related party loan outstanding during the quarter ended June 30, 2007.

Net Loss

For the reasons stated above, our net loss for quarter ended June 30, 2007 was $998,289 or $0.006 per share, an increase of $105,282, or 11.7%, compared to a net loss of $893,007 or $0.005 per share during the three months ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

Revenues

Revenues for the six months ended June 30, 2007 totaled $25,456, an increase of $9,154 compared to revenues of $16,302 during the six months ended June 30, 2006. The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling, general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2007 totaled $750,376, consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $243,838, or 48.1% compared to selling, general and administrative expenses of $506,538 for the six months ended June 30, 2006. The increase is primarily due an increase in sales, marketing, and business development expenses.

Non-cash compensation

Non-cash compensation expenses for the six months ended June 30, 2007 totaled $1,163,587. This compensation was for stock-based compensation to employees and consultants. This was a decrease of $9,043 or 1% compared to non-cash compensation expense of $1,172,630 for the six months ended June 30, 2006. The decrease is due a decrease in stock-based compensation to outside consultants for services provided.

Depreciation and amortization

Depreciation and amortization expense was $14,856 for the six months ended June 30, 2007, an increase of $302 compared to depreciation and amortization expense of $14,554 during the six months ended June 30, 2006.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $75,477, an increase of $41,650 or 123% compared to interest expense of $33,827 during the six months ended June 30, 2006. The increase was the result of an increase in the average amount of the related party loan outstanding during the six months ended June 30, 2007.

Net Loss

For the reasons stated above, our net loss for six months ended June 30, 2007 was $1,978,840 or $0.011 per share, an increase of $267,593 or 15.7% compared to a net loss of $1,711,247 or $0.010 per share during the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007 we had cash and cash equivalents of $52,454. Our current liabilities as of June 30, 2007 aggregated $126,091. Working capital deficit at June 30, 2007 was $1,503,907. We had an accumulated deficit of $7,346,444 and stockholders' deficiency of $2,560,513 at June 30, 2007.

The Company used $738,586 of cash for operating activities during the quarter ended June 30, 2007. Cash used in investing activities for the quarter ended June 30, 2007 was $6,936. Cash provided by financing activities for the quarter ended June 30, 2007 was $699,022, consisting of $699,022 of net proceeds from loans by related parties.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Stock based compensation expense recognized under SFAS 123 (R) for the three and six months ended June 30, 2007 was $562,622 and $1,131,596, respectively. Stock based compensation for the three months and six months ended June 30, 2006 was $ 562,622 and $1,125,244, respectively.

Item 3. Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the three months ended June 30, 2007.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending December 31, 2007. During 2007, the Company has experienced severe cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company is working with the audit committee on implementing internal controls in the activities and hiring of qualified personnel in the accounting and finance department. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implementsd . Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

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

MEDEFILE INTERNATIONAL, INC.

By:	/s/ Milton Hauser
Milton Hauser President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)