Form 10QSB/A
period 2007-06-30
Medefile International, Inc.
filed 2007-08-23
CIK 842013

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

Explanatory Note

The Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 is being amended by this Amendment No.1 to correct two typographical errors and to reflect the correct signature page and certifications.

In the Liquidity and Capital resources section of Management’s Discussion and Analysis or Plan of Operation on page 9, the amount of current liabilities has been corrected to $1,602,162.

In the discussion of Controls and Procedures on page 10, the spelling of the word implemented in the third paragraph has been corrected.

The dates on the signature page and Exhibits 31.1 and 32.1 have been corrected to state the date of signing of August 16, 2007.

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

Liquidity and Capital Resources

As of June 30, 2007 we had cash and cash equivalents of $52,454. Our current liabilities as of June 30, 2007 aggregated $1,602,162. Working capital deficit at June 30, 2007 was $1,503,907. We had an accumulated deficit of $7,346,444 and stockholders' deficiency of $2,560,513 at June 30, 2007.

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

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending December 31, 2007. During 2007, the Company has experienced severe cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company is working with the audit committee on implementing internal controls in the activities and hiring of qualified personnel in the accounting and finance department. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented . Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

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

MEDEFILE INTERNATIONAL, INC.

Date: August 16, 2007	By:	/s/ Milton Hauser
Milton Hauser President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)