Form 10QSB
period 2007-09-30
Medefile International, Inc.
filed 2007-11-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number 33-25126-D

Medefile International, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Cedar Knolls Rd.
Cedar Knolls, NJ 07927
(Address of principal executive offices)
(973) 993-8001
(Issuer's telephone number)

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]
The number of shares of the issuer's outstanding common stock on November 14, 2007 was 178,733,910.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

MEDEFILE INTERNATIONAL, INC.
FORM 10-QSB
For the Fiscal Quarter Ended September 30, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Medefile International, Inc.
Condensed Consolidated Balance Sheet
(Unaudited)
September 30,
2007
Assets
Current assets
Cash and cash equivalents (Note 1)	$55,413

Prepaid expenses (Note 2)	26,907
Total current assets	82,320

Furniture and equipment, net of accumulated
depreciation of $127,976 (Note 3)	44,683
Deposits and other assets	16,134
Intangibles, net of accumulated
amortization of $57,144	1,425
Total assets	$144,562

Liabilities and Deficiency in Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities (Note 4)	$164,040
Deferred revenue	9,207
Loan payable - related party (Note 5)	3,015,062
Total current liabilities	3,188,309

Commitments and Contigencies (Note 7)
Deficiency in Stockholders' Equity
Common stock, $0.001 par value; 300,000,000 shares authorized;
178,733,910 shares issued and outstanding September 30, 2007 (Note 6)	17,873
Additional paid-in capital	5,330,680
Accumulated deficit	(8,392,300)
Total deficiency in stockholders' equity	(3,043,747)

Total liabilities and deficiency in stockholders'	$144,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenue	$9,410	$15,833	$34,865	$32,135
Operating expenses:
Selling, general and administrative expenses	441,252	262,454	1,191,628	768,992
Non-cash compensation	562,622	605,991	1,726,209	1,778,621
Depreciation and amortization expense	2,782	6,968	17,638	21,522
Total operating expenses	1,006,656	875,413	2,935,475	2,569,135
Loss from operations	(997,246)	(859,580)	(2,900,609)	(2,537,000)
Other expense:
Interest and dividend income (expense)	(48,610)	(24,501)	(124,087)	(58,328)
Total other income (expense)	(48,610)	(24,501)	(124,086)	(58,328)
Loss before income taxes	(1,045,856)	(884,081)	(3,024,696)	(2,595,328)
Provision for income taxes	-	-	-	-
Net loss	$(1,045,856)	$(884,081)	$(3,024,696)	$(2,595,328)
Other comprehensive gain (loss): Unrealized gain on equity securities	-	-	-	594
Comprehensive loss	$(1,045,856)	$(884,081)	$(3,024,696)	$(2,594,734)

Net loss per share - basic and diluted	$0.006	$0.005	$0.017	$0.015
Weighted average shares outstanding -
basic and diluted	178,733,910	178,733,910	178,733,910	178,733,910

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,024,696)	$(2,595,328)
Other comprehensive gain (loss)	-	594
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	17,675	21,524
Non cash compensation	1,726,209	1,778,621
Interest expense	124,462	65,702
Changes in operating assets and liabilities:
Prepaid expenses	(16,907)	(18,125)
Marketable securities	106,186	(960)
Security Deposit	(24,662)	0
Accounts payable and accrued expenses	720	(26,800)
Deferred revenue	(13,349)	6,922
Net cash used in operating activities	(1,104,362)	(767,850)
Cash flows from investing activities:
Purchase of equipment	(13,202)	(5,233)
Net cash used in investing activities	(13,202)	(5,233)
Cash flows from financing activities:
Proceeds from loans by related parties	1,095,000	750,000
Payments on loans from related parties	(20,979)	-
Net cash provided by financing activities	1,074,021	750,000
Net increase (decrease) in cash and cash equivalents	(43,543)	(23,083)
Cash and cash equivalents at beginning of period	98,955	270,506
Cash and cash equivalents at end of period	$55,412	$247,423
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$780	$-

Interest capitalized on note payable to related party	$124,462	$45,415
Value of options issued to employees	$-	$4,526,385
Value of warrants issued to consultants	$-	$155,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medefile International, Inc..
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2006. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of operations and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $1,045,856 and $3,024,696 for the three and nine month periods ended September 30, 2007 had an accumulated deficit of $8,392,300 as of September 30, 2007.

The Company used $1,104,362 of cash for operating activities during the nine months ended September 30, 2007. Cash provided by financing activities for the nine months ended September 30, 2007 was $1,074,021 consisting of net proceeds from related party loans.

Our registered independent certified public accountants have stated in their report dated March 14, 2007, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Medefile International, Inc..
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Going Concern (continued)

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Stock based compensation expense recognized under SFAS 123 (R) for the three and nine months ended September 30, 2007 was $562,622 and $1,694,218, respectively. Stock based compensation for the three months and nine months ended September 30, 2006 was $ 565,337 and $1,690,580, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Medefile International, Inc..
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Based Compensation (continued)

A summary of option activity under the Plan as of September 30, 2007, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	5,660,000	$0.80
Issued	--	--
Exercised	--	--
Forfeited or expired	(20,000)	$(0.80)
Outstanding at September 30, 2007	5,640,000	$0.80
Non-vested at September 30, 2007	705,000	$0.80
Exercisable at September 30, 2007	4,935,000	$0.80

The options outstanding as of September 30, 2007 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$0.80	2.25	4,935,000	$0.80
Total	5,640,000	$0.80	2.25	4,935,000	$0.80

At September 30, 2007, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.16 and as of September 30, 2007, and the exercise price multiplied by the number of options outstanding.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

2. PREPAID EXPENSES

Prepaid expenses consists of the following: at September 30, 2007:

Prepaid Insurance	$20,023
Prepaid Rent	6,884
Total	$26,907

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at September 30, 2007:

Computers and office equipment	$156,793
Furniture and fixtures	15,866
Subtotal	$172,659
Less: Accumulated depreciation	(127,976)
Total	$44,683

Medefile International, Inc..
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3. FURNITURE AND EQUIPMENT (continued)

Depreciation is provided by the straight-line method over the estimated useful life. Depreciation expense totaled $2,782 and $17,638 for the three and nine months ended September 30, 2007.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at September 30, 2007:

Accounts payable	$104,919
Accrued expenses	59,121
Total	$164,040

5. LOAN PAYABLE - RELATED PARTY

The Company has been and continues to be dependent upon the funding from The Vantage group, Ltd., the company’s largest stockholder. As of September 30, 2007, the Company was indebted to the Vantage Group Ltd. in the amount of $3,015,062, including accrued interest. As of September 30, 2007, the Company had a short-term note of $1,115,379 with accrued interest payable on July 1, 2008. The Company also has a demand note. Both loans bear interest at the rate of seven percent per annum. During the nine months ended September 30, the Company borrowed an additional $1,095,000 against the demand note and repaid approximately $19,778. During the nine months ended September 30, 2007 and 2006, the Company charged related party interest expense of $124,087 and $ 58,328 respectively.

6. EQUITY

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

Warrants

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vest in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. The Company charged the fair value of these warrants of $155,793 to deferred compensation. The Company charged to operations the amount of $31,991, during the nine months ended September 30, 2007, representing the portion of these warrants that vested during the period.

The following table summarizes the changes in warrants outstanding and the related prices. These warrants were granted in addition to cash compensation for services to be performed.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	2.72	$3.50	50,000	2.72
5.00	50,000	2.72	5.00	50,000	2.72
6.50	50,000	2.72	6.50	50,000	2.72
8.00	50,000	2.72	8.00	50,000	2.72
	200,000	2.72		200,000	2.72

Medefile International, Inc..
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6. EQUITY (continued)

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2006	200,000	$5.75
Granted	-	-
Exercised	-	-
Canceled or expired		-
Outstanding at September 30, 2007	200,000	$5.75

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86.05%
Expected dividend payout	--
Expected option in life-years	4

7. COMMITTMENTS

The Company was obligated under a previous lease for office space in New Jersey commencing November 2003 and expiring in October 2008. The Company negotiated out of the remaining 14 months of its current lease without any additional cost to the Company.

During the three months ended September 30, 2007, the Company has leased new office space located at 240 Cedar Knolls Road, Cedar Knolls, NJ, 07927, commencing September 2007 through August 2012. The leases also provide for additional rent for increases in operating expenses. For the twelve months ended September 30, the future minimum rent payments under the lease are as follows:

2008	$53,300
2009	$53,517
2010	$55,900
2011	$55,900
2012	$51,242

8. RELATED PARTY TRANSACTIONS

In April 2007, the Company hired two employees who are related parties. These two employees are relatives of the majority shareholder and Chief Technology Officer. The combined compensation paid to these related parties for the three and nine months ended September 30, 2007 was $14,882 and $29,764, respectively.

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

Medefile consulting engagements are generally fixed-price and fixed scope projects that generate occasional time-and-materials income from ongoing support and training activities related to its services. In addition, Medefile CIS intends to resell technology from various vendors as needed and may incur commission revenue and revenue from the markup of these products.

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

Members

As of September 30, 2007, MedeFile had over 540 members.

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

-
MedeFile Website - through normal e-commerce mechanisms, patients may enroll in the service directly from the MedeFile website. Membership may be purchased on an annual basis and may be paid all at once, or over time at the patient's discretion.

-
Physician Referrals - Patients may enroll based on a doctor's referral. In the event that these physicians are also Medefile CIS customers, they may easily transfer their patients' information into the MedeFile system.

-
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

-
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

Employees

From our inception through the period ended September 30, 2007, we have relied on the services of outside consultants. As September 30, 2007, MedeFile had a total seven full time employees and three consultants. The Chief Executive Officer and Chief Technology Officer are consultants to the Company.

None of our employees are covered by employment or collective bargaining agreements, and we believe our relations with our employees favorable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Revenues for the quarter ended September 30, 2007 totaled $9,410, a decrease of $6,423 compared to revenues of $15,833 during the three months ended September 30, 2006. The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2007 totaled $441,252 consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $178,798 or approximately 68% compared to selling, general and administrative expenses of $262,454 for the quarter ended September 30, 2006. The overall increase in the total selling, general and administrative is primarily due an increase in sales, marketing, and business development expenses.

Non-cash Compensation

Non-cash compensation expenses for the nine months ended September 30, 2007 totaled $562,622. This compensation was for stock-based compensation to employees and consultants. This was a decrease of $43,369 or approximately 7% compared to non-cash compensation expense of $605,991 for the nine months ended September 30, 2006. The decrease is due a decrease in stock-based compensation to outside consultants for services provided.

Depreciation Expense

Depreciation and amortization expense totaled $2,782 for the quarter ended September 30, 2007, a decrease of $4,186 compared to depreciation and amortization expense of $6,968 during the quarter ended September 30, 2006. The decrease was due primarily due to some assets becoming fully depreciated.

Interest Expense

Interest expense for the quarter ended September 30, 2007 was $48,610, an increase of $24,109 or 98% compared to interest expense of $24,501 during the quarter ended September 30, 2006. The reason for the increase was an increase in the average amount of the related party loan outstanding during the quarter ended September 30, 2007.

Net Loss

For the reasons stated above, our net loss for quarter ended September 30, 2007 was $1,045,856 or $0.006 per share, an increase of $161,775, or approximately 18%, compared to a net loss of $884,081 or $0.005 per share during the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

Revenues

Revenues for the nine months ended September 30, 2007 totaled $34,865, an increase of $2,730 compared to revenues of $32,135 during the nine months ended September 30, 2006. The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling, general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2007 totaled $1,191,628, consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of approximately $422,636, or approximately 55% compared to selling, general and administrative expenses of $768,992 for the nine months ended September 30, 2006. The overall increase in selling, general and administrative expenses is primarily due to an increase in sales, marketing, and business development expense.

Non-cash Compensation

Non-cash compensation expenses for the nine months ended September 30, 2007 totaled $1,726,209. This compensation was for stock-based compensation to employees and consultants. This was a decrease of $52,412 or approximately 3% compared to non-cash compensation expense of $1,778,621 for the nine months ended September 30, 2006. The decrease is due a decrease in stock-based compensation to outside consultants for services provided.

Depreciation and amortization

Depreciation and amortization expense was $17,638 for the nine months ended September 30, 2007, a decrease of $3,884 compared to depreciation and amortization expense of $21,522 during the nine months ended September 30, 2006. The decrease was due primarily due to some assets becoming fully depreciated.

Interest Expense

Net interest expense for the nine months ended September 30, 2007 was $124,087, an increase of $65,759 or 113% compared to interest expense of $58,328 during the nine months ended September 30, 2006. The increase was the result of an increase in the average amount of the related party loan outstanding during the nine months ended September 30, 2007.

Net Loss

For the reasons stated above, our net loss for nine months ended September 30, 2007 was $3,024,696 or $0.017 per share, an increase of $429,368 or approximately 18% compared to a net loss of $2,595,328 or $0.015 per share during the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of approximately $55,413. Our current liabilities as of September 30, 2007 aggregated $3,188,309. Working capital deficit at September 30, 2007 was $3,105,989. We had an accumulated deficit of $8,392,300 and stockholders' deficiency of $3,043,747 at September 30, 2007.

The Company used $1,104,362 of cash for operating activities during the nine months ended September 30, 2007. Cash used in investing activities for the quarter ended September 30, 2007 was $13,202. Cash provided by financing activities for the quarter ended September 30, 2007 was $1,074,021, consisting of net proceeds from loans by related parties.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Stock based compensation expense recognized under SFAS 123 (R) for the three and nine months ended September 30, 2007 was $562,622 and $1,694,218, respectively. Stock based compensation for the three months and nine months ended September 30, 2006 was $ 565,337 and $1,690,580, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

Item 3. Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting during the three months ended September 30, 2007.

The Company is required to be in compliance with the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control for the year ending December 31, 2007. During 2007, the Company has experienced severe cash flow problems and as a result has not had the resources to address fully the certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company is working with the audit committee on implementing internal controls in the activities, hiring of qualified personnel in the accounting, and finance department. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented. Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a Òmaterial weaknessÓ in the Company’s internal control relating to the above activities.

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

MEDEFILE INTERNATIONAL, INC.

Date: November 14, 2007	By:	/s/ Milton Hauser
Milton Hauser President, Chief Executive Officer and Acting Chief Financial Officer