Form 10KSB
period 2007-12-31
Medefile International, Inc.
filed 2008-03-31
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

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
(973) 993-8001
(Issuer's telephone number)

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The issuer's revenues for the year ended December 31, 2007 were approximately $44,847.

Based on the closing sale price on the OTC Bulletin Board on March 26, 2008, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $8,043,626. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   205,771,410 as of March 26, 2008.

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

Overview of Products and Services

MedeFile

MedeFile is a Business to Business and a Business to Consumer subscription service. MedeFile is designed to create a "cradle to grave" longitudinal record for each of its members by retrieving and consolidating copies of their medical records. When the records are received, the MedeFile system consolidates them into a single medically correct format. The records are then stored in Medefile's MedeVault, a secure repository that can be accessed by MedeFile members 24 hours a day, 7 days a week. Because of the unique security procedures incorporated into the MedeFile system through SecuroMed, the member is the only person to access or give permission to access their records.

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

MedeMinder

MedeMinder is MedeFile’s reminder service.  The member tells us when and where to call, and we automatically contact the member day or night with an appropriate reminder, spoken by real people. The member can even choose the voice they want to hear.  MedeMinder helps insure the member will not miss an appointment or forget to take their medication.

SecurMed

SecurMed is designed to serve as an authentication process that protects against any information being viewed by unauthorized persons.

Members

As of December 31, 2007, MedeFile had approximately 2600 members. The Company’s marketing strategy includes issuing trial memberships on several levels. Approximately 1,800 trial memberships were issued in 2007.

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

The advantage to being a MedeFile member is that MedeFile gathers, consolidates, organizes and securely stores each member's actual medical records on their behalf. The MedeFile membership includes a Digital Health Profile (DHP) which contains the member's general health history, emergency contacts, doctor contacts, family medical history, allergies, medications, and current conditions. A MedeFile membership also includes a MedeDrive which easily plugs into any PC USB port on most Windows-based computers built in the last four years. (Macintosh version is currently unavailable). The MedeDrive contains the member's emergency medical information that can be easily accessed by emergency care personnel, and the client's actual medical records which are stored in a secure area of the subscriber's MedeFile. The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

Employees

From our inception through the period ended December 31, 2007, we have relied on the services of outside consultants. As of December 2007, Medefile had a total 8 full time employees and 5 consultants.

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

We have experienced a net loss of $4,160,846 or $0.023 per share, for the year ended December 31, 2007. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. The audit opinion contained in our financial statements raises substantial doubt about our ability to continue as a going concern. Our operating expenses have outpaced and are likely to continue to outpace revenues. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. We may never be able to reduce these losses, which would require us to seek additional debt or equity financing. If such financing is obtained our existing shareholders may experience significant additional dilution.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report dated March 28, 2008 that included an explanatory paragraph expressing doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon our ability to attain future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dependence upon Major Customer

For the years ended December 31, 2007, one customer accounted for 63% of revenues, and for the year ended December 31, 2006, a different single customer accounted for approximately 67% of revenues.. We do not have a written agreement with our customers. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

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

ITEM 2. DESCRIPTION OF PROPERTY

Medefile leases its main office, which is located at 240 Cedar Knolls Rd, Cedar Knolls, NJ 07927, commencing September 2007 and expiring in August 2012. The lease also provides for additional rent for increases in operating expenses. Future minimum rent payments under the lease are:

	2008	2009	2010	2011	2012	Total
12 Months ended 12/31	$53,300	$54,167	$55,900	$55,900	$37,267	$256,534

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

	High	Low
Quarter ended 03/31/06	$25.00	$3.00
Quarter ended 06/30/06	$5.50	$1.60
Quarter ended 09/30/06	$3.85	$0.78
Quarter ended 12/31/06	$1.76	$0.45
Quarter ended 03/31/07	$0.80	$0.21
Quarter ended 06/30/07	$0.32	$0.12
Quarter ended 09/30/07	$0.19	$0.11
Quarter ended 12/31/07	$0.63	$0.16

(The quarterly prices are adjusted to reflect the May 2005, 1 for 10 reverse split).

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 26, 2008, there were approximately 1,046 holders of record of the Company's common stock. As of March 26, 2008, the Company had 205,771,410 its common stock issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which Medefile's common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

Plan category	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding options,	future issuance under
	outstanding options,	warrants and rights	equity compensation plans
	warrants and rights		(excluding securities
reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved	-0-	-0-	-0-
by security holders

Equity compensation plans not	5,640,000	$ 0.80	4,360,000
approved by security holders

Total	5,640,000	$ 0.80	4,360,000

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

SALES OF UNREGISTERED SECURITIES

 On November 15, 2007, the Company and Vantage, the Company’s largest stockholder and primary source of funding, entered into a debt conversion agreement. Pursuant to the debt conversion agreement, Vantage agreed to convert the aggregate principal amount of $2,100,000 of its indebtedness into an aggregate of 14,000,000 restricted shares of common stock of the Company. In addition, the Company will issue to Vantage 8,400,000 three year warrants to purchase an aggregate of 8,400,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share.

On November 16, 2007, pursuant to the terms of a securities purchase agreement the Company sold subscriptions to 11,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 6,600,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $1,650,000.

On January 22, 2008, pursuant to the terms of the Purchase Agreement, the Company sold subscriptions to 2,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 1,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $140,000. The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, these transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

Item 6. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors"

Sales and Marketing

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

The advantage to being a MedeFile member is that MedeFile gathers, consolidates, organizes and securely stores each member's actual medical records on their behalf. The MedeFile membership includes a Digital Health Profile (DHP) which contains the member's general health history, emergency contacts, doctor contacts, family medical history, allergies, medications, and current conditions. A MedeFile membership also includes a MedeDrive, which easily plugs into any PC USB port on most Windows-based computers built in the last four years. (Macintosh version is currently unavailable). The MedeDrive contains the member's emergency medical information, which can be easily accessed by emergency care personnel, and the client's actual medical records which are stored in a secure area of the subscriber's MedeFile. The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

Employees

From our inception through the period ended December 31, 2007, we have relied on the services of outside consultants. As of December 31, 2007, MedeFile had a total 8 full time employees and 5 consultants. The Chief Executive Officer and Chief Technology Officer are consultants to the Company.

None of our employees are covered by employment or collective bargaining agreements, and we believe our relations with our employees favorable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Revenues

Revenues for the year ended December 31, 2007 totaled $44,847, compared to revenues of $37,363 for the year ended December 31, 2006. The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The offsetting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2007 totaled $1,733,565 consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $585,799 or approximately 51% compared to selling, general and administrative expenses of $1,147,766 for the year ended December 31, 2006. The overall increase in the total selling, general and administrative is primarily due an increase in headcount, sales, marketing, and business development expenses. We expect expenses to increase in future periods as we continue to solicit new customers.

Non-cash Compensation

Non-cash compensation expenses for year the ended December 31, 2007 totaled $2,288,831. This compensation was for stock-based compensation to employees and consultants. This was a decrease of $94,630 or approximately 4% compared to non-cash compensation expense of $2,383,461 for the year ended December 31, 2006. The decrease is due a decrease in stock-based compensation to outside consultants for services provided. We expect our non-cash compensation to decline in the future as all expense associated with the non-cash compensation has been recognized.

Depreciation Expense

Depreciation and amortization expense totaled $22,518 and $28,554 for the years ended December 31, 2007 and 2006, respectively.

Interest Expense

Interest expense for the year ended December 31, 2007 was $160,779, an increase of $74,027 or 85% compared to interest expense of $86,752 during the year ended December 31, 2006. The reason for the increase was due to additional borrowings for working capital. We expect interest expense to decrease during the year due to the conversion of $2,100,000 of the notes payable that was converted to equity and the cash infusion from stock subscriptions.

Net Loss

For the reasons stated above, our net loss for year ended December 31, 2007 was $4,160,846 or $0.023 per share, an increase of $551,676 or approximately 15%, compared to a net loss of $3,609,816 or $0.020 per share during the year ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of approximately $1,367,415. Our current liabilities as of December 31, 2007 aggregated $1,343,261. Working capital at December 31, 2007 was $53,044. We had an accumulated deficit of $9,528,450 and stockholders' equity of $132,725 at December 31, 2007.

The Company used $1,568,933 of cash for operating activities during the year ended December 31, 2007. Cash used in investing activities for the year ended December 31, 2007 was $36,628. Cash provided by financing activities for the year ended December 31, 2007 was $2,874,021, consisting of net proceeds from loans by related parties and common subscriptions.

Our registered independent certified public accountants have stated in their report dated March 28, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

During 2008, pursuant to the terms of the Purchase Agreement, the Company issued and sold an aggregate of 2,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 1,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $300,000.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, these transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

While we have raised capital in the First Quarter of 2008 to meet our working capital and financing needs, additional financing is required in order to meet our current and projected cashflow requirements from operations and development . Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2007 or as of the date of this report.

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

The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Stock based compensation expense recognized under SFAS 123 (R) for the years ended December 31, 2007 and 2006, was $2,288,831 and $2,383,461, respectively. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The Company adopted the provisions of this bulletin effective October 1, 2007. The Company did not incur any material impact to its financial condition or results of operations due to the adoption of SAB 108.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  For 3M, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this standard.

 ITEM 7. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F-1 through F-14

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Medefile International Inc.
240 Cedar Knolls Rd.
Cedar Knolls, NJ 07927

We have audited the accompanying consolidated balance sheet of Medefile International Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medefile International Inc. at December 31, 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

Certified Public Accountants

New York, New York
March 31, 2008

Medefile International, Inc.
Consolidated Balance Sheet

As of December 31, 2007

Assets
Current assets
Cash and cash equivalents	$1,367,415
Marketable securities	-
Accounts receivable	2,808
Prepaid expenses (Note 2)	26,082
Total current assets	1,396,305
Furniture and equipment, net of accumulated depreciation of $133,150 (Note 3)	63,352
Deposits and other assets	14,990
Intangibles (Note 4)	1,339
Total assets	$1,475,986

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$184,814
Deferred revenue	6,343
Advance customer payments	50,000
Loan payable - related party (Note 5)	1,102,104
Total current liabilities	1,343,261

Commitments and Contingencies (Note 7)
Stockholders' Equity
Common stock, $.0001 par value; 300,000,000 authorized;
178,733,910 shares issued and outstanding December 31, 2007 (Note 6)	17,873
Common stock subscribed	3,750,000
Additional paid-in capital	5,893,302
Accumulated deficit	(9,528,804)
Accumulated other comprehensive gain	354
Total stockholders' equity	132,725
Total liabilities and stockholders' equity	$1,475,986

The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenue	$44,847	$37,363
Operating expenses:
Selling, general and administrative expenses	1,733,565	1,147,766
Non-cash compensation	2,288,831	2,383,461
Depreciation and amortization expense	22,518	28,554
Total operating expenses	4,044,914	3,559,781
Loss from operations	(4,000,067)	(3,522,418)
Other expense:
Interest and dividend income (expense)	(160,779)	(86,752)
Total other income (expense)	(160,779)	(86,752)
Loss before income taxes	(4,160,846)	(3,609,170)
Provision for income taxes	-	-
Net loss	$(4,160,846)	$(3,609,170)
Other comprehensive gain (loss): Unrealized gain on equity securities	-	354
Comprehensive loss	$(4,160,846)	$(3,608,816)

Net loss per share; basic and diluted	$0.023	$0.020
Weighted average shares outstanding; basic and diluted	178,733,910	178,733,910

 The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2007 and 2006

						Other
				Common		Accumulated
	Shares			Stock	Accumulated	Comprehensive
	Outstanding	Amount	APIC	Subscribed	Deficit	Gain	Total
Balances at December 31, 2005	178,733,910	$17,873	$1,221,010	$-	$(1,758,788)	$-	$(519,905)
Fair value of stock options issued to officers	-	-	2,259,659	-	-	-	2,259,659
Fair value of warrants issued	-	-	123,802	-	-	-	123,802
Unrealized asset appreciation	-	-	-	-	-	354	354
Loss for the year ended December 31, 2006	-	-	-	-	-	-	-
Balances as of December 31, 2006	178,733,910	$17,873	$3,604,471	$-	$(5,367,958)	$354	$(1,745,260)
Non-cash compensation	-	-	2,288,831	-	-	-	2,288,831
Common stock subscribed for reduction in notes payable	-	-	-	2,100,000	-	-	2,100,000
Common stock subscriptions	-	-	-	1,650,000	-	-	1,650,000
Net loss	-	-	-	-	(4,160,846)	-	(4,160,846)
Balances as of December 31, 2007	178,733,910	$17,873	$5,893,302	$3,750,000	$(9,528,804)	$354	$132,725

The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(4,160,846)	$(3,609,170)
Other comprehensive gain (loss)	-	354
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	22,518	28,554
Non cash compensation	2,288,831	2,383,461
Interest expense	161,504	15,177
Changes in operating assets and liabilities:
Accounts receivable	(2,808)	-
Prepaid expenses	(16,082)	(10,000)
Marketable securities	126,960	(720)
Deferred revenue	(27,525)	-
Accounts payable and accrued expenses	720	29,853
Deposits and other assets	(12,205)	28,973
Advance customer payments	50,000	-
Net cash used in operating activities	(1,568,933)	(1,133,518)
Cash flows from investing activities:
Purchase of equipment	(36,628)	(6,331)
Net cash used in investing activities	(36,628)	(6,331)
Cash flows from financing activities:
Proceeds from loans by related parties	1,245,000	1,002,688
Payments on loans from related parties	(20,979)	(34,390)
Proceeds from common stock subscriptions	1,650,000	-
Net cash provided by financing activities	2,874,021	968,298
Net increase (decrease) in cash and cash equivalents	1,268,460	(171,551)
Cash and cash equivalents at beginning of period	98,955	270,506
Cash and cash equivalents at end of period	$1,367,415	$98,955
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,979	$114,234
Taxes	$2,439	$-

Interest capitalized on note payable to related party	$-	$45,415
Common stock to be issued to cancel debt	$2,100,000	$-
Value of options issued to employees	$-	$4,526,385
Value of warrants issued to consultants	$-	$155,793

The accompanying notes are an integral part of these consolidated financial statements.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005 Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006 OmniMed changed its name to Medefile International, Inc. ("Medefile" or "the Company").

Medefile has developed a system for gathering, digitizing, storing and distributing information for the healthcare field. Medefile's goal is to bring digital technology to the business of medicine. Medefile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Medefile's products and services are designed to provide Healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures. Medefile's primary product is the MedeFile system, a highly secure system for gathering and maintaining medical records. The MedeFile system is designed to gather all of its members' medical records and create a single, comprehensive medical record that is accessible 24 hours a day, seven days a week.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $4,160,846 and $3,609,170 for the years ended December 31, 2007 and 2006, respectively and had an accumulated deficit of $9,528,804 as of December 31, 2007.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the availability of its borrowing capacity, the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control.

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

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Cash and Cash Equivalents

For purposes of these financial statements, cash equivalents include a highly liquid debt instruments with a maturity of less than three months.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2007 of approximately $41,713. The Company did not incur advertising costs for the year ended December 31, 2006.

Impairment of Long-Lived Assets

The company has adopted Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use of and ultimate disposition of the intangible, to be reported at the lower of the carrying amount or the fair value less costs to sell.

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

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable. At December 31, 2007 the amount of $6,343 was in deferred revenue.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $4,160,846 for the year ended December 31, 2007, and has an accumulated deficit of $9,528,804 as of December 31, 2007. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. The assumed conversion of related party loans into 14,000,000 common shares, common stock subscribed of 11,000,000 common shares, outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 200,000 common shares and warrants to be issued related to the purchase of 15,000,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2007.  The warrants to the purchase of 200,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2006.

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

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for 3M) and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The Company adopted the provisions of this bulletin effective October 1, 2007. The Company did not incur any material impact to its financial condition or results of operations due to the adoption of SAB 108.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  For 3M, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this standard.

2. PREPAID EXPENSES

Prepaid expenses consist of the following at December 31, 2007:

Prepaid legal fees	$25,412
Prepaid insurance	670
Total prepaid	$26,082

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at December 31, 2007:

Computers and equipment	$157,884
Furniture and fixtures	38,618
Subtotal	196,502
Less: accumulated depreciation	(133,150)
Net furniture and equipment	$63,352

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $22,518 and $15,177 for the twelve months ended December 31, 2007 and 2006, respectively.

4. INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of December 31, 2007.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of December 31, 2007. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark  acquired exceeded its recorded book value at December 31, 2007.

5. LOAN PAYABLE - RELATED PARTY

The Company has been and continues to be dependent upon the funding from The Vantage Group, Ltd., (“Vantage”) the company’s largest stockholder. On April 11, 2007, the Company issued two unsecured promissory notes to The Vantage Group as evidence of this indebtedness outstanding. One of the notes, in the principal amount of $700,000, is payable on demand. The other note, with a principal amount of $1,115,379, is payable on July 1, 2008. Both notes bear interest at the rate of seven percent per annum. During the twelve months ended December 31, 2007, the Company borrowed a total of $1,245,000 against the note and repaid $20,979. During the twelve months ended December 31, 2007 and 2006, and the Company charged related party interest expense of $161,504 and $95,670, respectively. On November 15, 2007, the Company and Vantage, the Company’s largest stockholder and primary source of funding, entered into a debt conversion agreement. Pursuant to the debt conversion agreement, Vantage agreed to convert the aggregate principal amount of $2,100,000 of its indebtedness into an aggregate of 14,000,000 restricted shares of common stock of the Company. In addition, the Company issued to Vantage 8,400,000 three year warrants to purchase an aggregate of 8,400,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share. As of December 31, 2007, the shares of common stock had not been issued.. As of December 31, 2007, the Company was indebted to the Vantage Group Ltd. in the amount of $1,102,104, including accrued interest for a demand note bearing interest at 7% per annum.

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

6. EQUITY

Common Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2007, the Company has 178,733,910 shares of common stock issued and outstanding.

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

On November 15, 2007, the Company and Vantage, the Company’s largest stockholder and primary source of funding, entered into a debt conversion agreement. Pursuant to the debt conversion agreement, Vantage agreed to convert the aggregate principal amount of $2,100,000 of its indebtedness into an aggregate of 14,000,000 restricted shares of common stock of the Company. As of December 31, 2007, the shares of common stock had not been issued

On November 16, 2007, pursuant to the terms of a securities purchase agreement the Company sold subscriptions for 11,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 6,600,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $1,650,000.  As of December 31, 2007, the shares of common stock had not been issued and the funds were recorded as capital in excess of par value until issuance.

Stock Options

A summary of option activity under the Plan as of December 31, 2007, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	150,000	$1.17
Granted	5,660,000	0.80
Exercised
Forfeited or expired	(150,000)	(1.17)
Outstanding at December 31, 2006	5,660,000	0.80
Issued	--	--
Exercised	--	--
Forfeited or expired	(20,000)	$(2.00)
Outstanding at December 31, 2007	5,640,000	$0.80
Non-vested at December 31, 2007	--	$0.80
Exercisable at December 31, 2007	5,640,000	$0.80

The options outstanding as of December 31, 2007 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$0.80	2.00	5,640,000	$0.80
Total	5,640,000	$0.80	2.00	5,640,000	$0.80

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

At December 31, 2007, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.19 and as of December 31, 2007, and the exercise price multiplied by the number of options outstanding.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share based compensation expense recognized under SFAS 123 (R) for the twelve months ended December 31, 2007 and December 31, 2006 was $2,256,840 and $2,259,659, respectively.

Warrants

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vest in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. The Company charged the fair value of these warrants of $155,793 to deferred compensation. The Company charged to operations the amount of $31,991 and $123,802 during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, all warrants were fully vested.

The following table summarizes the changes in warrants outstanding and the related prices. These warrants were granted in addition to cash compensation for services to be performed.

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	2.47	$3.50	50,000	2.47
5.00	50,000	2.47	5.00	50,000	2.47
6.50	50,000	2.47	6.50	50,000	2.47
8.00	50,000	2.47	8.00	50,000	2.47
	200,000	2.47		200,000	2.47

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2005	-	$-
Granted	200,000	5.75
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	200,000	$5.75
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	200,000	$5.75

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payout	--
Expected option in life-years	4

6. INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $4,600,000, expire at various times through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $1,669,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

7. COMMITTMENTS

During 2007, the Company leased new office space located at 240 Cedar Knolls Road, Cedar Knolls, NJ, 07927, commencing September 2007 through August 2012. The leases provides for additional rent for increases in operating expenses. For the twelve months ended December 31, the future minimum rent payments under the lease are as follows:

	2008	2009	2010	2011	2012	Total
12 Months ended 12/31	$53,300	$54,167	$55,900	$55,900	$37,267	$256,534

In January 2007, Medefile entered into an employment agreement with Eric Rosenfeld. The agreement provides for Mr. Rosenfeld to receive an annual salary of $115,400 for the first year and $137,400, paid monthly, thereafter.

In January 2006, Medefile entered into a two year employment agreement with David Dorrance. The agreement provides for Mr. Dorrance to receive, upon execution of the agreement, an option to purchase from the Company two hundred forty thousand (240,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 10,000 shares per month) over a period of two years. The Options shall be issued pursuant to the terms and conditions of the Medefile International, Inc. 2006 Incentive Stock Plan. The employment agreement also provides that if Mr. Dorrance exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year. As of December 31, 2007, these agreements had not been renewed but the parties had verbally agreed to operate under the terms of the agreements for until April 30, 2008.

In January 2006, Medefile entered into a two year employment agreement with Kevin Hauser. The agreement provides for Mr. Hauser to receive an annual salary of $84,000. The agreement also provides for Mr. Hauser to receive an option to purchase from the Company one million eight hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. Hauser exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year. As of December 31, 2007, these agreements had not been renewed but the parties had verbally agreed to operate under the terms of the agreements for until April 30, 2008..

In January 2006, Medefile entered into a two year employment agreement with Peter LoPrimo. The agreement provides for Mr. LoPrimo to receive an annual salary of $96,000. The agreement also provides for Mr. LoPrimo to receive an option to purchase from the Company one million eighty hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. LoPrimo exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year. As of December 31, 2007, these agreements had not been renewed but the parties had verbally agreed to operate under the terms of the agreements for until April 30, 2008..

MEDEFILE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

8. MAJOR CUSTOMERS

For the years ended December 31, 2007, one customer accounted for 63% of revenues, and for the year ended December 31, 2006, a different single customer accounted for approximately 67% of revenues.

9. RELATED PARTY TRANSACTIONS

During 2007, the Company employed two employees who are related parties. These two employees are relatives of the majority shareholder and performed office and sales functions. The combined compensation paid to these related parties for year ended December 31, 2007 was approximately $30,000 which the Company believes is at fair market value for the services.

10. SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, pursuant to the terms of the Purchase Agreement dated November 16, 2007, the Company issued and sold 2,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 1,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $300,000.

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, these transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive, Financial and Accounting Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive, Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive, Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive, Financial and Accounting Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following tables set forth certain information with respect to our directors and officers as of March 26, 2008. The following persons serve as our directors and executive officers:

Name	Age	Position

Milton Hauser	64	President, Chief Executive Officer, Acting Chief Financial Officer, Director

Eric Rosenfeld	44	Chief Information Officer, Secretary, Director

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

Eric Rosenfeld, Chief Information Officer. Mr. Rosenfeld became the Chief information Officer in April 2004. Prior to that time, Mr. Rosenfield had been Chief Technical Officer since 2002. He designs and develops the technology utilized by all the divisions of the company. On November 13, 2007, Mr. Rosenfeld was appointed to the Baord of Directors. Before working for Medefile, Mr. Rosenfeld owned and operated a successful consulting company that was engaged in various healthcare and pharmaceutical projects for Fortune 500 companies. Prior to that, he was a senior member of Oracle Corporation and helped establish its NY Metro consulting practice. He was a contributing author of Oracle's development tools and consulting methodologies, including its Designer and CDM products. Throughout his career, Mr. Rosenfeld has played a key role in the development and architecture of Oracle Corporation's Clinical and Pharmaceutical products and has authored clinical data management computer systems for Merck, Parke-Davis, Schering-Plough, and Johnson & Johnson/PRD. Mr. Rosenfeld was also a senior member of Sybase Inc.

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

COMMITTEES

Audit Committee

The purpose of the Audit Committee is to assist the board of directors in fulfilling its oversight responsibilities for (1) the integrity of the Company's financial statements, (2) the Company's compliance with legal and regulatory requirements, (3) the independent auditor's qualifications and independence, and (4) the performance of the Company's internal audit function and independent auditors. Currently, the Company does not have an audit committee.

Compensation and Personnel Committee

The purpose of the Compensation and Personnel Committee is to provide oversight review of compensation and benefits of the employees of the Company. The Committee evaluates and makes regular reports to the Board of Directors on matters concerning management performance, employee compensation and human resources policies, programs and plans, including management development and continuity plans, and approves employee compensation programs and benefit programs. Currently the Company does not have a compensation and personnel committee.

Nominating and Governance Committee

The purpose of the Nominating and Governance Committee is to ensure that the Board of Directors is appropriately constituted to meet its fiduciary obligations to the shareholders and the Company. To accomplish this purpose, the Nominating and Governance Committee develops and implements policies and processes regarding corporate governance matters, assesses Board membership needs, makes recommendations regarding potential director candidates and makes regular reports to the Board of Directors. Currently the Company does not have a nominating and governance committee.

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2007, we believe that during the year ended December 31, 2007, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

 ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2007, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2007, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton Hauser (1) President, CEO, Acting CFO and Director	2007 2006 2005	180,000 181,914 120,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	22,300 -- --	202,300 181,914 120,000
Kevin Hauser Director of New Business Development	2007 2006 2004	86,000 84,000 --	-- -- --	-- -- --	718,243 (2) 718,240 (2) --	-- -- --	-- -- --	5,600 -- --	809,843 802,243
Eric Rosenfeld Chief Information Officer and Director	2007 2006 2004	110,650 78,300 --	-- -- --	-- -- --	718,243 (2) 718,240 (2) --	-- -- --	-- -- --	13,858 -- --	842,751 796,540 --
Peter LoPrimo Vice President, Sales and Marketing	2007 2006 2004	96,000 90,000 --	-- -- --	-- -- --	718,243 (2) 718,240 (2) --	-- -- --	-- -- --	-- -- --	814,243 808,240 --

(1) In addition, other compensation also includes expense reimbursements of approximately $12,000 paid by the Company related to personal expenses incurred during the fiscal year ended December 31, 2007.

(2) On January 1, 2006, we issued 1,800,000 options to purchase shares of common stock at an exercise price of $0.80 per option to the above three named officers. These options vest ratably over a two-year period beginning January 1, 2006. At December 31, 2006, options to purchase 900,000 shares have vested and options to purchase 900,000 shares are unvested. During 2007, the additional 900,000 shares vested. The fair value of each award at the date of grant was determined to be $1,436,483 under the Black-Scholes options pricing model. For the years ended December 31, 2007 and 2006, we recognized $718,243 and  $718,240, respectively of the fair value of each award as compensation expense in our statement of operations.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2007

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mitlon Hauser President, CEO, Acting CFO and Director	--	--	--	--	--	--	--	--	--
Kevin Hauser Director of New Business Development	1,800,000	--	--	$0.80	12/31/2009	--	--	--	--
Eric Rosenfeld Chief Technical Office and Directorr	1,800,000	--	--	$0.80	12/31/2009	--	--	--	--
Peter LoPrimo Vice President, Sales and Marketing	1,800,000	--	--	$0.80	12/31/2009	--	--	--	--

 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton Hauser	--	--	--	--	--	--	--

Peter J. Leveton (1)	--	--	--	--	--	--	--

William Cullen (2)	8,974						8,971

John Bason (3)	12,750						12,750

Eric Rosenfeld	--	--	--	--	--	--	--

(1) Mr Leveton resigned a a member of the Company’s Board of Directors effective February 1, 2008.
(2) Mr. Cullen resigned as a member of the Company’s Boardof Directors effective November 13, 2007.
(3) Mr. Bason resigned as a member of the Company’s Board of Directors effective October 30, 2007.

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

OPTION GRANTS IN FISCAL 2007

The Company issued no option grants during 2007.

EMPLOYMENT AGREEMENTS

In January 2007, Medefile entered into an employment agreement with Eric Rosenfeld. The agreement provides for Mr. Rosenfeld to receive an annual salary of $115,400 for the first year and $137,400, paid monthly, thereafter.

In January 2006, Medefile entered into a two year employment agreement with David Dorrance. The agreement provides for Mr. Dorrance to receive, upon execution of the agreement, options to purchase two hundred forty thousand (240,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 10,000 shares per month) over a period of two years. The Options shall be issued pursuant to the terms and conditions of the Medefile International, Inc. 2006 Incentive Stock Plan. The employment agreement also provides that if Mr. Dorrance exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year. As of December 31, 2007, these agreements had not been renewed but the parties had verbally agreed to operate under the terms of the agreements for until April 30, 2008

In January 2006, Medefile entered into a two year employment agreement with Kevin Hauser. The agreement provides for Kevin Hauser to receive an annual salary of $84,000. The agreement also provides for Mr. Hauser to receive an option to purchase from the Company one million eight hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. Hauser exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year. As of December 31, 2007, these agreements had not been renewed but the parties had verbally agreed to operate under the terms of the agreements for until April 30, 2008

In January 2006, Medefile entered into a two year employment agreement with Peter LoPrimo. The agreement provides for Mr. LoPrimo to receive an annual salary of $84,000. The agreement also provides for Mr. LoPrimo to receive an option to purchase from the Company one million eighty hundred thousand (1,800,000) shares of the Company's Common Stock, $0.0001 par value per share, exercisable for a four year period (provided that he is employed by the Company) at a price of $0.80, which options vest in equal monthly increments (of 75,000 shares per month) over a period of two years. The employment agreement also provides that if Mr. LoPrimo exercises this option in whole or in part, he will in each case hold the shares acquired upon such exercise for a period of at least one year. As of December 31, 2007, these agreements had not been renewed but the parties had verbally agreed to operate under the terms of the agreements for until April 30, 2008

LONG TERM INCENTIVES

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

Administration .. The 2006 Incentive Stock Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2006 Incentive Stock Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2006 Incentive Stock Plan, subject to certain limitations.

Eligibility .. Under the 2006 Stock Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 26, 2008. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)(3)	Percentage of Common Stock (2)

Vantage Holding Ltd.(4)	107,318,750	51.2%
Milton Hauser (5)	45,000,000	21.5%
Eric Rosenfeld (6)	3,300,000	1.6%
David Dorrance (7)	1,980,000	*
All officers and directors as
a group (3 persons)	48,300,000	23.1%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Medefile International, Inc., 240 Cedar Knolls Road, Cedar Knolls, NJ, 07927.

(2) Applicable percentage ownership is based on 205,771,410 shares of common stock outstanding as of March 26, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of March 26, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Adjusted to reflect the payment of an in-kind dividend of 14 shares of common stock for each share of common stock held by shareholders of record at the close of business on January 16, 2006.

(4) Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd. Lyle Hauser is the son of Milton Hauser.

(5) Represents (i) 42,000,000 shares of common stock owned by Milton Hauser (ii) 3,000,000 shares of common stock owned by Milton Hauser's spouse.

(6) Represents (i) 1,500,000 shares of common stock owned by Mr. Rosenfeld, and (ii) options to purchase 1,800,000 shares of common stock.

(7) Represents 180,000 shares of common stock owned by Mr. Dorrance, and (ii) options to purchase 1,800,000 shares of common stock.

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

During the period July 16, 1997 (inception) to December 31, 2007, The Vantage Group Ltd., has (i) paid an aggregate of $905,318 of the Company's obligations, (ii) contributed $275,000 of assets to the capital of the Company, and (iii) made loans of approximately $3,192,466 to the Company.

On April 11 2007, Medefile issued two promissory notes to The Vantage Group as evidence of this indebtedness. One of the notes, in the principal amount of $700,000, was payable on demand. The other note, with a principal amount of $1,115,379, was payable no later than July 1, 2008. On November 15, 2007, the Company and Vantage, the Company’s largest stockholder and primary source of funding, entered into a debt conversion agreement. Pursuant to the debt conversion agreement, Vantage agreed to convert the aggregate principal amount of $2,100,000 of its indebtedness into an aggregate of 14,000,000 restricted shares of common stock of the Company. In addition, the Company issued to Vantage 8,400,000 three year warrants to purchase an aggregate of 8,400,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share. During the twelve months ended December 31, 2007, the Company borrowed a total of $1,245,000 against the note. During the twelve months ended December 31, 2007 and 2006, and the Company charged related party interest expense of $161,504 and $95,670, respectively.

As of December 31, 2007, Medefile was indebted to The Vantage Group Ltd. in the amount of $1,102,104 including accrued interest.

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

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007—Add stock sales agreements nand note

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated xx 2, 2008.

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated xx 2, 2008.

99.1	Audit Committee Charter

99.2	Nominating and Governance Charter

99.3	Compensation and Personnel Committee Charter

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Our Board of Directors approved the engagement of RBSM LLP as our independent auditors for the year ended December 31, 2007.

AUDIT FEES

The aggregate fees billed by RBSM LLP for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2007 was approximately $74,192.

The aggregate fees billed by RBSM LLP for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the twelve months ended December 31, 2006 was approximately $31,590.

	2007	2006

Audit Fees	$70,692	$31,590
Audit Related Fees	-	-
Tax Fees	3,500	-
All Other Fees	-	-
Total Fees	$74,192	$31,590

AUDIT-RELATED FEES

No fees were billed by RBSM LLP for assurance and related services rendered by RBSM LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2007 and 2006.

TAX FEES

Tax fees were billed by RBSM LLP for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2007.   No fees were billed by RBSM LLP for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2006.

ALL OTHER FEES

No other fees were billed by RBSM LLP for the fiscal year ended December 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: March 31, 2008	By:	/s/ Milton Hauser
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

SIGNATURE	TITLE	DATE

/s/ Milton Hauser	President, Chief Executive Officer and Chairman of	March 31, 2008
Milton Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Eric Rosenfeld	Director	March 31, 2008
Eric Rosenfeld