Form 10-Q
period 2008-03-31
Medefile International, Inc.
filed 2008-05-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 33-251256-D

Medefile International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0368333
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

240 Cedar Knolls Rd.
Cedar Knolls, NJ 07927
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (973) 993-8001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of May 15, 2008: 205,771,410

PART I - FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS
Medefile International, Inc.
Condensed Consolidated Balance Sheet
	Unaudited	Audited
	March 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$645,867	1,367,415
Marketable securities	-	-
Accounts receivable	9,279	2,808
Prepaid expenses (Note 2)	53,280	26,082
Total current assets	708,426	1,396,305
Furniture and equipment, net of accumulated depreciation (Note 3)	63,784	63,352
Deposits and other assets	14,990	14,990
Intangibles (Note 4)	1,339	1,339
Total assets	$788,539	1,475,986

Liabilities and Stockholders' (Deficiency) Equity
Current liabilities
Accounts payable	$173,694	184,814
Deferred revenue	6,371	6,343
Advance customer payments	49,200	50,000
Loan payable - related party (Note 5)	615,627	1,102,104
Total current liabilities	844,892	1,343,261

Commitments and Contingencies (Note 6)
Stockholders' (Deficiency) Equity
Common stock, $.0001 par value; 300,000,000 authorized;
205,771,410 and 178,733,910 shares issued and outstanding March 31, 2008 and December 31, 2007, respectively (Note 6)	20,577	17,873
Common stock subscribed	-	3,750,000
Additional paid-in capital	10,043,276	5,893,302
Accumulated deficit	(10,120,206)	(9,528,804)
Accumulated other comprehensive gain	-	354
Total stockholders' (deficiency) equity	(56,353)	132,725
Total liabilities and stockholders'	$788,539	1,475,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the	For the
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007
Revenue	$8,961	$11,801
Operating expenses:
Selling, general and administrative expenses	482,197	350,220
Non-cash compensation	102,678	600,965
Depreciation and amortization expense	2,480	7,269
Total operating expenses	587,355	958,454
Loss from operations	(578,394)	(946,653)
Other expense:
Other income	697	-
Interest and dividend income (expense)	(14,059)	(33,898)
Total other income (expense)	(13,362)	(33,898)
Loss before income taxes	(591,756)	(980,551)
Provision for income taxes	-	-
Net loss	$(591,756)	$(980,551)
Other comprehensive gain (loss): Unrealized gain on equity securities	-	176
Comprehensive loss	$(591,756)	$(980,375)

Net loss per share; basic and diluted	$0.003	$0.0055
Weighted average shares outstanding; basic and diluted	190,850,357	178,733,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medefile International, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)
	For the	For the
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(591,756)	$(980,551)
Other comprehensive gain (loss)	-	176
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	2,480	7,269
Non cash compensation	102,678	600,965
Interest expense	13,523	34,185
Changes in operating assets and liabilities:
Accounts receivable	(6,471)	-
Prepaid expenses	(27,198)	(58,085)
Marketable securities	-	(176)
Accounts payable and accrued expenses	(11,120)	29,511
Deferred revenue	28	(9,738)
Advance customer payments	(800)	-
Net cash used in operating activities	(518,636)	(376,444)
Cash flows from investing activities:
Purchase of equipment	(2,912)	(5,441)
Net cash used in investing activities	(2,912)	(5,441)
Cash flows from financing activities:
Proceeds from loans by related parties	-	470,000
Payments on loans from related parties	(500,000)	(18,000)
Proceeds from common stock subscriptions	300,000	-
Net cash used for financing activities	(200,000)	452,000
Net increase (decrease) in cash and cash equivalents	(721,548)	70,115
Cash and cash equivalents at beginning of period	1,367,415	98,955
Cash and cash equivalents at end of period	$645,867	$169,070
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$520

Interest capitalized on note payable to related party	$-	$34,185
Common issued for stock subscriptions	$3,750,000	$-
Common stock issued to employee	$22,125
Value of warrants issued to board members	$80,553	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of operations and cash flows for the quarters ended March 31, 2008 and 2007. The results of operations for the quarters ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $591,756 for the quarter ended March 31, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $10,120,206 as of March 31, 2008 and $9,528,450 as of December 31, 2007.

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

We will need additional investments in order to continue operations for cash flow to break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents

For purposes of these financial statements, cash and cash equivalents includes highly liquid debt instruments with maturity of less than three months.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the quarter ended March 31, 2008 and 2007 of approximately $9,169 and $2,828, respectively.

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

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.

Advance Customer Payments

The Company occasionally will receive lump sum payments from its clients that will be used to prepay a number of subscriptions on behalf of the client’s members. As the client’s members enroll for these subscriptions, then the amounts are deducted from the advance customer payments account and are recognized as revenue or deferred revenues as appropriate. A liability is recorded to reflect the amounts that are potentially refundable.

Reclassifications

Certain reclassifications have been made in prior period’s financial statements to conform to classifications used in the current period.

Liquidity

As of March 31, 2008, we had cash and cash equivalents of $645,867.  Net cash used in operating activities for the quarter was approximately $518,636. Current liabilities are approximately $844,892 of which $173,694 is for accounts payable and $615,627 is for loan payable to a related party. We have negative working capital of approximately $136,466. We raised $300,000 from common stock sales and made a repayment to a related party that is our largest stockholder in the amount of $500,000. (Note 5)

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $591,756 for the quarter ended March 31, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $10,120,206 as of March 31, 2008 and $9,528,450 as of December 31, 2007.

Our registered independent certified public accountants have stated in their report dated March 31, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 16,575,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the quarter ended March 31, 2008.  The warrants to the purchase of 200,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the quarter ended March 31, 2007.

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

2. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2008	December 31, 2007
Prepaid expenses	$6,080	25,412
Prepaid insurance	47,200	670
Total prepaid	$53,280	26,082

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2008	December 31, 2007
Computers and equipment	$160,796	157,884
Furniture and fixtures	38,618	38,618
Subtotal	199,414	196,502
Less: accumulated depreciation	(135,630)	(133,150)
Net furniture and equipment	$63,784	63,352

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $2,480 and $7,269 for the quarter ended March 31, 2008 and the year ended December 31, 2007, respectively.

4. INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of March 31, 2008 and December 31, 2007.

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of March 31, 2008 and December 31, 2007. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark acquired exceeded its recorded book value at March 31, 2008 and December 31, 2007.

5. LOAN PAYABLE - RELATED PARTY

The Company has been and continues to be dependent upon the funding from The Vantage Group, Ltd., (“Vantage”) the Company’s largest stockholder. On April 11, 2007, the Company issued two unsecured promissory notes to The Vantage Group as evidence of this indebtedness outstanding. Both notes bear interest at the rate of seven percent per annum. One note, with a principal amount of $1,115,379, was payable on July 1, 2008. The other note, is payable on demand in the principal amount of $700,000. During the year ended December 31, 2007, the Company borrowed a total of $1,245,000 against the demand note and repaid $20,979. On November 15, 2007, the Company and Vantage, entered into a debt conversion agreement. Pursuant to the debt conversion agreement, Vantage agreed to convert the aggregate principal amount of $2,100,000, of its indebtedness into an aggregate of 14,000,000 restricted shares of common stock of the Company. The conversion amount was used to satisfy the note maturing on July 1, 2008, and the remaining conversion amount was used to pay down the demand loan. In addition, the Company issued to Vantage 8,400,000 three year warrants to purchase an aggregate of 8,400,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share. As of December 31, 2007, the shares of common stock had not been issued and were recorded as common stock subscribed, until issuance. The shares were issued on February 7, 2008.

As of December 31, 2007, the Company was indebted to the Vantage Group Ltd. in the amount of $1,102,104, including accrued interest for the demand note bearing interest at 7% per annum. During the quarter ended March 31, 2008, the Company made payments on the demand note to Vantage for $500,000. The demand note balance and summarized transactions are shown below:

March 31, 2008
Balance, December 31, 2007	$1,102,104
Borrowings	-
Repayments	(500,000)
Interest	13,523
Balance, March 31, 2008	$615,627

6. EQUITY

Common Stock

On November 15, 2007, the Company and Vantage, the Company’s largest stockholder and primary source of funding, entered into a debt conversion agreement. Pursuant to the debt conversion agreement, Vantage agreed to convert the aggregate principal amount of $2,100,000 of its indebtedness into an aggregate of 14,000,000 restricted shares of common stock of the Company. At December 31, 2007 the conversion amount was recorded as common stock subscribed until issuance. In addition, the Company issued to Vantage 8,400,000 three year warrants to purchase an aggregate of 8,400,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share. The shares were issued on February 7, 2008.

On November 16, 2007, pursuant to the terms of a securities purchase agreement the Company sold subscriptions for 11,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 6,600,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $1,650,000.  As of December 31, 2007, the shares of common stock had not been issued and the funds were recorded as common stock subscribed until issuance. The shares were issued on February 7, 2008.

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the quarter ended March 31, 2008, pursuant to the terms of the Purchase Agreement, the Company issued and sold 2,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 1,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $300,000.  The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, these transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

The Company issued 37,500 shares of common stock to an employee per their employment agreement during the quarter ended March 31, 2008. The Company recognized compensation expense of $22,125 based on the closing price of the Company’s common stock as of the grant date.

Stock Options

A summary of option activity under the Plan as of December 31, 2007, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	5,640,000	$.080
Issued	--	--
Exercised	--	--
Forfeited or expired	--	$--
Outstanding at March 31, 2008	5,640,000	$0.80
Non-vested at March 31, 2008	--	$--
Exercisable at March 31, 2008	5,640,000	$0.80

The options outstanding as of March 31, 2008 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	1.75	5,640,000	$ 0.80

At March 31, 2008, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.11 as of March 31, 2008, and the exercise price multiplied by the number of options outstanding.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share based compensation expense recognized under SFAS 123 (R) for the quarters ended March 31, 2008 and 2007 was zero and $568,974, respectively.

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Warrants

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vested in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payout	--
Expected option in life-years	4

As of December 31, 2007, all warrants were fully vested. During the quarter ended March 31, 2008, the Company issued 16,200,000 three year warrants to purchase an aggregate of 16,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share as part of the common stock sales. A summary of the warrants outstanding and exercisable appears below:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	2.22	$3.50	50,000	2.22
$5.00	50,000	2.22	$5.00	50,000	2.22
$6.50	50,000	2.22	$6.50	50,000	2.22
$8.00	50,000	2.22	$8.00	50,000	2.22
$0.60	16,200,000	2.75	$0.60	16,200,000	2.75
$0.56	175,000	4.75	$0.56	175,000	4.75
	16,575,000	2.87	$0.66	16,575,000	2.87

The Company awarded 175,000 Common Stock warrants, at an exercise price of $0.56 per share, to former board members at the quoted stock price on the effective date of the awards. The warrants have an expiration date of five years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2007	200,000	$5.75
Granted	16,375,000	0.60
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	16,575,000	$0.66

7. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2008, the Company repaid $500,000 of the loan payable – related party to the Vantage group, the Company’s largest shareholder.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on product introduction and customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-Q.

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

Our future operations are dependent upon the identification and successful completion of additional equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2008 COMPARED TO QUARTER ENDED MARCH 31, 2007

Revenues

Revenues for the quarter ended March 31, 2008 totaled $8,961 compared to revenues of $11,801 during the quarter ended March 31, 2007. The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2008 totaled $482,197 consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $131,977 or approximately 38% compared to selling, general and administrative expenses of $350,220 for the quarter ended March 31, 2007. The overall increase in the total selling, general and administrative is primarily due an increase in sales, marketing, and business development expenses.

Non-cash Compensation

Non-cash compensation expenses for the quarter ended March 31, 2008 were $102,678 compared to $600,965 for the quarter ended March 31, 2007. This compensation was for stock-based compensation to board members, employees and consultants.

The non-cash compensation expense for the quarter ended March 31, 2007 was much higher as the Company was recognizing compensation expense on approximately 5,640,000 common stock options issued during 2006, that were fully expensed at December 31, 2007.

Depreciation Expense

Depreciation and amortization expense totaled $2,480 for the quarter ended March 31, 2008, compared to depreciation and amortization expense of $7,269 during the quarter ended March 31, 2007. The decrease was due primarily due to some assets becoming fully depreciated and the purchase of fewer assets.

Interest Expense

Net interest expense for the quarter ended March 31, 2008 was $14,059, a decrease of $19,839 or approximately 29% compared to interest expense of $33,898 during the quarter ended March 31, 2007. The reason for the decrease was reduction in loans payable – related party, of which $2,100,000 was converted equity during the quarter ended December 31, 2007 and additional repayments made on the same loan payable related party of $500,000 in the quarter ended March 31, 2008, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for quarter ended March 31, 2008 was $591,756 or $0.003 per share, a decrease of $388,619, or approximately 40%, compared to a net loss of $980,375 or $0.0055 per share during the quarter ended March 31, 2007.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2008, we had cash and cash equivalents of  $645,867.  Net cash used in operating activities for the quarter was approximately $518,636. Current liabilities are $844,892 of which $173,694 is for accounts payable and $615,627 is for loan payable to a related party. We have negative working capital of approximately $136,466. We raised $300,000 from common stock sales and made a repayment to a related party that is our largest stockholder, in the amount of $500,000. (Note 5)

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $591,756 for the quarter ended March 31, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $10,120,206 as of March 31, 2008.

Our registered independent certified public accountants have stated in their report dated March 31, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2008 or as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2008, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2008 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended March 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, pursuant to the terms of the Purchase Agreement, the Company issued and sold 2,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 1,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $300,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

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

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007—Add stock sales agreements nand note

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: May 15, 2008	By:	/s/ Milton Hauser
Milton Hauser
President, Chief Executive Officer,
Acting Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)