Form 10-Q
period 2008-06-30
Medefile International, Inc.
filed 2008-08-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of June 30, 2008: 205,771,410

Medefile International Inc
Condensed Consolidated Balance Sheet

	Unaudited
	June 30,	December 31,
	2008	2007
Assets
Current Assets
Cash and Equivalents	$90,281	$1,367,415
Accounts Receivable (Note 2)	3,000	2,808
Prepaid Expenses (Note 3)	47,657	26,082
Total Current Assets	140,938	1,396,305
Furniture and Equipment, net of accumulated depreciation (Note 4)	66,265	63,352
Deposits and other assets	14,990	14,990
Intangibles (Note 5)	1,339	1,339
Total Assets	$223,532	$1,475,986

Liabilities and Stockholders' (Deficiency) Equity
Current Liabilities
Accounts Payable and Accrued Liabilities (Note 6)	$189,555	$184,814
Deferred Revenue	8,055	6,343
Advance customer payments	49,000	50,000
Loan payable - related party (Note 7)	626,434	1,102,104
Total Current Liabilities	873,044	1,343,261

Commitments and Contingencies
Stockholders' (Deficiency) Equity (Note 8)
Common Stock, $.0001 par value: 300,000,000 authorized: 205,771,410 and 178,733,910 shares issued and outstanding June 30, 2008 and December 31, 2007 respectively	20,577	17,873
Common Stock Subscribed		3,750,000
Additional Paid in Capital	10,043,276	5,893,302
Accumulated Deficit	(10,713,365)	(9,528,804)
Accumulated other comprehensive gain	-	354
Total stockholders' (Deficiency) Equity	(649,512)	132,725
Total Liability and Stockholders'	$223,532	$1,475,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International Inc
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Revenues	$12,605	$13,655	$22,261	$25,456

Operating Expenses
Selling, general and administrative expenses	590,420	400,156	1,070,566	750,376
Non-cash compensation	-	562,622	102,678	1,163,587
Depreciation and amortization expense	6,008	7,587	8,488	14,856
Total operating expense	596,428	970,365	1,181,732	1,928,819

Loss from Operations	(583,823)	(956,710)	(1,159,471)	(1,903,363)
Other Expenses
Interest and divident income(expense)	(11,383)	(41,579)	(25,442)	(75,447)
Total other income (expense)	(11,383)	(41,579)	(25,442)	(75,447)

Loss before income tax	(595,206)	(998,289)	(1,184,913)	(1,978,810)
Provisions for income taxes	-	-	-	-
Net Loss	$(595,206)	$(998,289)	$(1,184,913)	$(1,978,810)
Other comprehensive gain (loss):
Unrealized Loss on Marketable Securities	-	(176)	-	-
Comprehensive loss	$(595,206)	$(998,465)	$(1,184,913)	$(1,978,810)

Net loss per share: basic and diluted	$(0.0029)	$(0.0056)	$(0.0059)	$(0.0111)
Weighted average share outstanding:
basic and diluted	205,771,410	178,733,910	200,129,720	178,733,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International Inc
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007

Cash Flow from Operating Activities
Net Loss	$(1,184,913)	$(1,978,840)
Other Comprehensive Gain (loss)
Adjustments to reconcile net loss to net
Cash used in operating activities
Depreciation and Amortization	8,488	14,856
Non Cash Compensation	102,678	1,163,587
Interest Expense	24,330	75,850
Changes in operating assets and liabilities
Accounts Receivable	(192)
Prepaid expenses	(21,575)	(35,801)
Marketable Securities		720
Security Deposits	(1,000)	(13,326)
Acccounts Payable and Accrued Expenses	4,741	51,324
Deferred Revenue	1,711	(16,956)

Net Cash used in operating activities	(1,065,732)	(738,586)

Cash flows from Investing activities
Purchase of Equipment	(11,402)	(6,936)
	-	-
Net cash used in investing activities	(11,402)	(6,936)

Net cash flow from financing activities
Proceeds from loan by related parties		720,000
Payments on loans from related parties	(500,000)	(20,978)
Proceeds from Common Stock Subscriptions	300,000
	-	-
Net cash provided by financing activities	(200,000)	699,022

Net Income (Loss)	$(1,277,134)	$(46,500)

Cash and cash equivalents at beginning of period	1,367,415	98,955

Cash and cash equivalent at end of period	$90,281	$52,455

Supplemental disclosure of cash flow information

Cash paid during the period for

Taxes	-	780
Interest capitalized on note payuable to related party	24,330	75,850
Common Issued for Stock Subscriptions	3,750,000
Value of options issued to employees	22,125	-
Value of warrants issued to consultants	80,553	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $595,206 and $1,184,913 for the three and six months ended June 30, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $10,713,365 as of June 30, 2008 and $9,528,804 as of December 31, 2007.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the six months ended June 30, 2008 and 2007 of approximately $118,938 and $6,890, respectively.  An advertising contract was entered into in May 2008 which included advertising and promotion through advertising media and website promotions.   Total cost of the advertising was to be, $99,999 at signing of contract.  A total of $99,999 had been paid through June 30, 2008.

The Company contracted with Ruckus Marketing in 2007.  There developed a disagreement between parties as to the accuracy of deliverables. The contract was cancelled.  Ruckus Market filed suit for payment and a judgment resulted in $15,000 being due.  The judgment was paid in full on July 21, 2008

Income Taxes

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

Liquidity

As of June 30, 2008, we had cash and cash equivalents of $90,281.  Net cash used in operating activities for the quarter was approximately $,1,065,732. Current liabilities are approximately $873,044 of which $189,555 is for accounts payable and $626,434 is for loan payable to a related party. We have negative working capital of approximately $732,106 During the first quarter of 2008, we raised $300,000 from common stock sales and made a repayment to a related party that is our largest stockholder in the amount of $500,000. (Note 7)

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $1,184,913 for the six months ended June 30, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $10,713,365 as of June 30, 2008 and $9,528,804 as of December 31, 2007.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 16,575,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the six months ended June 30, 2008.  The warrants to the purchase of 200,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the six months ended June 30, 2007.

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

2.  ACCOUNTS RECEIVABLE

During the second quarter of 2008 it was determined that $9,362.of Accounts Receivable was uncollectible.  This amount was expensed as a Bad Debt Expenses as of June 30, 2008.  Due to the collection history of the company an Allowance for Doubtful Accounts is not maintained.  Recognition of a specific uncollectible account is written directly against the invoice in Accounts Receivable and expensed in the current period.

3. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30,, 2008	December 31, 2007
Prepaid expenses	$16,667	$25,412
Prepaid insurance	30,990	670
Total prepaid	$47,657	$26,082

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June30, 2008	December 31, 2007
Computers and equipment	$169,286	$157,884
Furniture and fixtures	38,618	38,618
Subtotal	207,904	196,502
Less: accumulated depreciation	$(141,639)	$(133,150)
Net furniture and equipment	$66,265	$63,352

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $8,488 and $7,269 for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

5. INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of June 30, 2008 and December 31, 2007.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of June 30, 2008 and December 31, 2007. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark acquired exceeded its recorded book value at June 30, 2008 and December 31, 2007.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued consist of

Accounts Payable	$173,902
Payroll Liabilities	653
Settlement	15,000
Total	$189,555

The settlement reflects an amount owed for a settlement resulting from a contract cancellation for advertising mentioned earlier in Note 1

7. LOAN PAYABLE - RELATED PARTY

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

As of December 31, 2007, the Company was indebted to the Vantage Group Ltd. in the amount of $1,102,104, including accrued interest for the demand note bearing interest at 7% per annum. During the quarter ended March 31, 2008, the Company made payments on the demand note to Vantage for $500,000. The demand note balance and summarized transactions are shown below:

June 30, 2008
Balance, December 31, 2007	$1,102,104
Borrowings	-
Repayments	(500,000)
Interest	24,330
Balance, June 30, 2008	$626,434

8. EQUITY

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

Stock Options

A summary of option activity under the Plan as of December 31, 2007, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	5,640,000	$.080
Issued	--	--
Exercised	--	--
Forfeited or expired	--	$--
Outstanding at June 30, 2008	5,640,000	$0.80
Non-vested at June 30, 2008	--	$--
Exercisable at June 30, 2008	5,640,000	$0.80

The options outstanding as of June 30, 2008 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	1.50	5,640,000	$ 0.80

At June 30, 2008, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.145 as of June 30, 2008, and the exercise price multiplied by the number of options outstanding.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share based compensation expense recognized under SFAS 123 (R) for the six months ended June 30, 2008 and 2007 was $102,678 and $1,163,587 respectively.

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

As of December 31, 2007, all warrants were fully vested. During the quarter ended March 31, 2008, the Company issued 16,200,000 three year warrants to purchase an aggregate of 16,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share as part of the common stock sales. A summary of the warrants outstanding and exercisable appears below:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	2.22	$3.50	50,000	2.22
$5.00	50,000	2.22	$5.00	50,000	2.22
$6.50	50,000	2.22	$6.50	50,000	2.22
$8.00	50,000	2.22	$8.00	50,000	2.22
$0.60	16,200,000	2.50	$0.60	16,200,000	2.50
$0.56	175,000	4.50	$0.56	175,000	4.50
	16,575,000	2.51	$0.66	16,575,000	2.51

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2007	200,000	$5.75
Granted	16,375,000	0.60
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	16,575,000	$0.66

9. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2008, the Company repaid $500,000 of the loan payable – related party to the Vantage group, the Company’s largest shareholder.

10.  SUBSEQUENT EVENTS

In July 2008 the Company agreed to sell one million common shares of stock at $0.15.  The funds were received on July 25, 2008 and as of this filing no shares have been transferred or documents executed.  The Company intends to execute the documents and transfer the shares prior to the end of August 2008.

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

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005 Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006; OmniMed changed its name to Medefile International, Inc. ("Medefile" or "the Company").

Our future operations are dependent upon the identification and successful completion of additional equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Other than as discussed in this report, we know of no trends, events or uncertainties that are reasonably likely to impact our future liquidity.

RESULTS OF OPERATIONS

THREE MONTHS ENDING JUNE 30, 2008 COMPARED TO THREE MONTHS ENDING JUNE 30, 2007

Revenues

Revenues for the quarter ended June 30, 2008 totaled $12,605 compared to revenues of $13,655 during the quarter ended June 30, 2007.   The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2008 totaled $590,420 consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $190,264 or approximately 47% compared to selling, general and administrative expenses of $400,156 for the quarter ended June 30, 2007. The overall increase in the total selling, general and administrative is primarily due an increase in sales, marketing, and business development expenses.

Non-cash Compensation

Non-cash compensation expenses for the quarter ended June 30, 2008 were $0.00 compared to $562,622 for the quarter ended June 30, 2007. This compensation was for stock-based compensation to board members, employees and consultants.

The non-cash compensation expense for the quarter ended June 30, 2007 was much higher as the Company was recognizing compensation expense on approximately 5,640,000 common stock options issued during 2006, which were fully expensed at December 31, 2007.

Depreciation Expense

Depreciation and amortization expense totaled $6,008 for the quarter ended June 30, 2008, compared to depreciation and amortization expense of $7,587 during the quarter ended June 30, 2007. The decrease was due to assets being fully depreciated and the purchase  of fewer assets in the second quarter .

Interest Expense

Net interest expense for the quarter ended June 30, 2008 was $11,383, a decrease of $30,196 or approximately 72% compared to interest expense of $41,579 during the quarter ended June 30, 2007. The reason for the decrease was reduction in loans payable – related party, of which $2,100,000 was converted to equity during the quarter ended December 31, 2007 and additional repayments made on the same loan payable related party of $500,000 in the quarter ended March 31, 2008, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for quarter ended June 30, 2008 was $595,206 or $0.0029 per share, a decrease of $403,083 or approximately 40%, compared to a net loss of $998,289 or $0.0056 per share during the quarter ended June 30, 2007.

SIX MONTHS ENDING JUNE 30, 2008 COMPARED TO SIX MONTHS ENDING JUNE 30, 2007

Revenues

Revenues for the six months ended June 30, 2008 totaled $22,261 compared to revenues of $25,456 during the quarter ended June 30, 2007.   The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2008 totaled $1,173,244 consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $422,868 or approximately 56% compared to selling, general and administrative expenses of $750,376 for the six months ended June 30, 2007. The overall increase in the total selling, general and administrative is primarily due an increase in sales, marketing, and business development expenses.

Non-cash Compensation

Non-cash compensation expenses for the six months ended June 30, 2008 were $102,678 compared to $1,163,587 for the six months ended June 30, 2007. This compensation was for stock-based compensation to board members, employees and consultants.

The non-cash compensation expense for the six months ended June 30, 2007 was much higher as the Company was recognizing compensation expense on approximately 5,640,000 common stock options issued during 2006, which were fully expensed at December 31, 2007.

Depreciation Expense

Depreciation and amortization expense totaled $8,488 for the six months ended June 30, 2008, compared to depreciation and amortization expense of $14,856 during the six months ended June 30, 2007. The decrease was due to assets being fully depreciated and purchases of fewer assets in the comparable six month periods.

Interest Expense

Net interest expense for the six months ended June 30, 2008 was $25,442, a decrease of $50,005 or approximately 66% compared to interest expense of $75,447 during the six months ended June 30, 2007. The decrease was due to a reduction in loans payable – related party, of which $2,100,000 was converted equity during the quarter ended December 31, 2007 and additional repayments made on the same loan payable related party of $500,000 in the quarter ended March 31, 2008, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for six months ended June 30, 2008 was $1,184,913 or $0.0059 per share, a decrease in net loss of $793,897, or approximately 40%, compared to a net loss of $1,978,810 or $0.0111 per share during the quarter ended June 30, 2007

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of $90,281.  Net cash used in operating activities for the quarter was approximately $1,065,732. Current liabilities are $873,044 of which $189,555 is for accounts payable and $626,434 is for loan payable to a related party. We have negative working capital of approximately $732,106. We raised $300,000 from common stock sales and made a repayment to a related party that is our largest stockholder, in the amount of $500,000. (Note 7)

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,184,913 for the six months ended June 30, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $10,713,365 as of June 30, 2008.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2008 or as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2008, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2008 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008 the Company agreed to sell one million common shares of stock at $0.15 for a total of $150,000.  The funds were received on July 25, 2008 and as of this filing no shares have been transferred or documents executed.  The Company intends to execute the documents and transfer the shares prior to the end of August 2008.

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

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007—Add stock sales agreements and note

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

August 14, 2008	By:	/s/ Milton Hauser
Milton Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)