Form 10-Q
period 2008-09-30
Medefile International, Inc.
filed 2008-11-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of September 30, 2008: 193,771,410

Medefile International Inc
Condensed Consolidated Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2008	2007
Assets
Current Assets
Cash and equivalents	$89,277	$1,367,415
Accounts receivable	981	2,808
Prepaid expenses	33,892	26,082
Total Current Assets	124,150	1,396,305
Furniture and equipment, net of accumulated depreciation	60,382	63,352
Deposits and other assets	14,475	14,990
Intangibles	1,339	1,339
Total Assets	$200,346	$1,475,986

Liabilities and Stockholders' (Deficiency) Equity
Current Liabilities
Accounts payable and accrued liabilities	$100,554	$184,814
Deferred revenue	7,899	6,343
Advance customer payments	-	50,000
Note payable	75,058
Note payable - related party	45,296
Loan payable - related party	-	1,102,104
Total Current Liabilities	228,807	1,343,261

Commitments and Contingencies
Stockholders' (Deficiency) Equity
Common stock, $.0001 par value: 300,000,000 authorized: 193,771,410 and 178,733,910 shares issued and outstanding September 30, 2008 and December 31, 2007 respectively	19,377	17,873
Common stock subscribed		3,750,000
Additional paid in capital	10,981,177	5,893,302
Accumulated Deficit	(11,029,369)	(9,528,804)
Accumulated other comprehensive gain	354	354
Total stockholders' (Deficiency) Equity	(28,461)	132,725
Total Liability and Stockholders'	$200,346	$1,475,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International Inc
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008	2007
Revenues	$25,381	$9,410	$47,642	$34,865

Operating Expenses
Selling, general and administrative expenses	325,284	441,252	1,395,850	1,191,628
Non-cash compensation	-	562,622	102,678	1,726,209
Depreciation and amortization expense	5,884	2,782	14,372	17,637
Total operating expense	331,168	1,006,656	1,512,900	2,935,474

Loss from Operations	(305,787)	(997,246)	(1,465,258)	(2,900,609)
Other Income/Expenses
Interest expense note payable	(58)	-	(58)	-
Interest expense - related party note payable	(9,807)	(48,610)	(35,249)	(124,087)
Total other income (expense)	(9,865)	(48,610)	(35,307)	(124,087)

Loss before income tax	(315,652)	(1,045,856)	(1,500,565)	(3,024,696)
Provisions for income taxes	-	-	-	-
Net Loss	$(315,652)	$(1,045,856)	$(1,500,565)	$(3,024,696)
Other comprehensive gain (loss):
Unrealized loss on marketable securities	-	-	-	-
Comprehensive loss	$(315,652)	$(1,045,856)	$(1,500,565)	$(3,024,696)

Net loss per share: basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average share outstanding:
basic and diluted	205,925,256	178,733,910	202,075,105	178,733,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International Inc
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Septeber 30,	Septeber 30,
	2008	2007
Cash Flow from Operating Activities
Net loss	$(1,500,565)	$(3,024,696)
Adjustments to reconcile net loss to net
Cash used in operating activities
Depreciation and amortization	14,372	17,675
Non cash compensation	102,679	1,726,209
Interest expense - related party	58	-
Interest expense	35,121	124,462
Bad debt expense	(9,362)	-
Changes in operating assets and liabilities
Accounts receivable	11,188	-
Prepaid expenses	(7,810)	(16,907)
Marketable securities	-	106,186
Deposits and other assets	515	(24,662)
Acccounts payable and accrued expenses	(84,259)	720
Deferred revenue	1,556	(13,349)
Advance Customer Payments	(50,000)	-

Net Cash used in operating activities	(1,486,507)	(1,104,362)

Cash flows from Investing activities
Purchase of equipment	(11,402)	(13,202)
Net cash used in investing activities	(11,402)	(13,202)

Net cash flow from financing activities
Proceeds from note payables	119,771	1,095,000
Payments on loans from related parties	(500,000)	(20,979)
Proceeds from stock issuance	600,000	-
Net cash provided by financing activities	219,771	1,074,021

Net Cash Increase	$(1,278,138)	$(43,543)

Cash and cash equivalents at beginning of period	1,367,415	98,955

Cash and cash equivalent at end of period	$89,277	$55,412

Supplemental disclosure of cash flow information
Cash paid during the period for
Cash paid for income taxes	$-	$780
Cash paid for Interest	$-	$-
Supplemental disclosure of non-cash financing activities
Interest capitalized on note payables note payable to related party	$35,179	$124,462
Common issued for stock subscriptions	$3,750,000	$-
Cancellation of debt by stockholder
recorded as contribution to additional paid in capital	$636,700	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended December 31, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $315,652 and $1,500,565 for the three and nine months ended September 30, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $11,029,369 as of September 30, 2008 and $9,528,804 as of December 31, 2007.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended September 30, 2008 and 2007 of $384 and $17,342, respectively.  The Company incurred advertising costs for the nine months ended September 30, 2008 and 2007 of approximately $118,491 and $24,232, respectively.  An advertising contract was entered into in May 2008 which included advertising and promotion through advertising media and website promotions.   Total cost of the advertising was to be, $99,999 at signing of contract.  A total of $99,999 had been paid through September 30, 2008.

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

Liquidity

As of September 30, 2008, we had cash and cash equivalents of $89,277.  Net cash used in operating activities for the nine months ended September 30, 2008 was $1,486,507. Current liabilities are $228,807 of which $100,554 is for accounts payable and $120,354 is for Note Payables. We have negative working capital of $104,657 as of September 30, 2008.  During the first quarter of 2008, we raised $300,000 from common stock sales and made a repayment to a related party that is our largest stockholder in the amount of $500,000. (Note 8).  During the third quarter of 2008 we raised an additional $300,000 from common stock sales and  $119,771 through issuances of two Note Payables (Note 7).

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $1,500,565 for the nine months ended September 30, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $11,029,369 as of September 30, 2008 and $9,528,804 as of December 31, 2007.

Our previous registered independent certified public accountants have stated in their report dated March 31, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the nine months ended September 30, 2008.  The warrants to the purchase of 200,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the nine months ended September 30, 2008.

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

2.  ACCOUNTS RECEIVABLE

During the second quarter of 2008 it was determined that $9,362 of Accounts Receivable was uncollectible.  This amount was expensed as a Bad Debt Expenses as of September 30, 2008.  Due to the collection history of the company an Allowance for Doubtful Accounts is not maintained.  Recognition of a specific uncollectible account is written directly against the invoice in Accounts Receivable and expensed in the current period.  During the third quarter of 2008, $6,923 was received as previously expensed Bad Debt Expense.

3. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2008	December 31, 2007
Prepaid expenses	$16,667	$25,412
Prepaid insurance	17,225	670
Total prepaid	$33,892	$26,082

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September30, 2008	December 31, 2007
Computers and equipment	$169,286	$157,884
Furniture and fixtures	38,618	38,618
Subtotal	207,904	196,502
Less: accumulated depreciation	$(147,522)	$(133,150)
Net furniture and equipment	$60,382	$63,352

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $14,372 and $17,637 for the nine months ended September 30, 2008 and 2007, respectively.

5. INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of September 30, 2008 and December 31, 2007.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of September 30, 2008 and December 31, 2007. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark acquired exceeded its recorded book value at September 30, 2008 and December 31, 2007.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of the following:

Accounts payable	$100,049
Payroll liabilities	505
Balance September 30, 2008	$100,554

7. NOTE PAYABLE

On September 26, 2008, the Company issued a Demand Note in the principle amount of $75,000 to an individual.  The Note bears interest at a rate of seven percent per annul.

September 30, 2008
Borrowings	$75,000
Repayments	-
Accrued interest	58
Balance, September 30, 2008	$75,058

8. NOTE PAYABLE – RELATED PARTY

On July 31, 2008, the Company issued an unsecured Demand Note in the principle amount of $44,771 to Cybervault LLC, a company wholly owned by Medefile CEO.  The Note bears interest at a rate of seven percent per annul.

September 30, 2008
Borrowings	$44,771
Repayments	-
Accrued Interest	525
Balance, September 30, 2008	$45,296

9. LOAN PAYABLE - RELATED PARTY

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

On September 23, 2008 the Company received a Cancellation of Debt from Vantage Group Ltd, canceling the remaining balance of the Loan Payable, including all outstanding interest as of that date.    In addition Vantage Group Ltd surrendered 14,000,000 shares of common stock and 8,400,000 warrants at $0.60.

September 30, 2008
Balance, December 31, 2007	$1,102,104
Borrowings	-
Repayments	(500,000)
Interest	34,596
Cancellation of Debt	(636,700)
Balance, September 30, 2008	$--

10. EQUITY

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

On November 16, 2007, pursuant to the terms of a securities purchase agreement the Company sold subscriptions for 11,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 6,600,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $1,650,000.  As of December 31, 2007, the shares of common stock had not been issued and the funds were recorded as common stock subscribed until issuance. The shares were issued on February 7, 2008

During the quarter ended March 31, 2008, pursuant to the terms of the Purchase Agreement, the Company issued and sold 2,000,000 restricted shares of the Company’s common stock and three year warrants to purchase an aggregate of 1,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share for aggregate proceeds of $300,000.  The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, these transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

The Company issued 37,500 shares of common stock to an employee per their employment agreement during the quarter ended March 31, 2008. The Company recognized compensation expense of $22,125 based on the closing price of the Company’s common stock as of the grant date.

On September 23, 2008, in connection with the Cancellation of Debt Agreement with Vantage Group (Note 9) 14,000,000 share of restricted common stock, previously issued on February 27, 2008 were cancelled and returned to the Company.

On September 30, 2008 the Company issued 2,000,000 shares of restricted common stock in exchange for $300,000

Stock Options
A summary of option activity under the Plan as of December 31, 2007, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	5,640,000	$.080
Issued	--	--
Exercised	--	--
Forfeited or expired	--	$--
Outstanding at September 30, 2008	5,640,000	$0.80
Non-vested at September 30, 2008	--	$--
Exercisable at September 30, 2008	5,640,000	$0.80

The options outstanding as of September 30, 2008 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	1.50	5,640,000	$ 0.80

At September 30, 2008, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.09 as of September 30, 2008, and the exercise price multiplied by the number of options outstanding.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share based compensation expense recognized under SFAS 123 (R) for the nine months ended September 30, 2008 and 2007 was $102,678 and $1,163,587 respectively.

Warrants

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vested in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007.   The Company charges the fair value of these warrants of $155,793 to deferred compensation.  The Company charged to operation s the amount of $31,991 and   $123,802 during the years ended December 31, 2007 and 2006 respectively.  As of December 31, 2007, all warrants were fully expensed

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payout	--
Expected option in life-years	4

As of December 31, 2007, all warrants were fully vested. During the quarter ended March 31, 2008, the Company issued 16,200,000 three year warrants to purchase an aggregate of 16,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share as part of the common stock sales.   On September 23, 2008, in connection with the Vantage Group Ltd Cancellation of Debt agreement, 8,400,000 warrants previously mentioned were cancelled (See Note 8).  A summary of the warrants outstanding and exercisable appears below:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	1.72	$3.50	50,000	1.72
$5.00	50,000	1.97	$5.00	50,000	1.97
$6.50	50,000	2.21	$6.50	50,000	2.21
$8.00	50,000	2.46	$8.00	50,000	2.46
$0.60	7,800,000	2.25	$0.60	7,800,000	2.50
$0.56	175,000	4.25	$0.56	175,000	4.50
	8,175,000	2.29	$0.73	8,175,000	2.29

The Company awarded 175,000 Common Stock warrants, at an exercise price of $0.56 per share, to former board members at the quoted stock price on the effective date of the awards. These warrants were expensed to non-cash compensation in the amount of $80,553.  The warrants have an expiration date of five years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2007	200,000	$5.75
Granted	16,375,000	0.60
Exercised	-	-
Canceled or expired	(8,400,000)	0.60
Outstanding at September 30, 2008	8,175,000	$0.73

11.  SUBSEQUENT EVENTS

None

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 2007

Revenues

Revenues for the quarter ended September 30, 2008 totaled $25,381 compared to revenues of $9,410 during the quarter ended September 30, 2007.   The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2008 totaled $325,284 consisting primarily of cash compensation, marketing costs and professional fees. This was a decrease of $115,968 or approximately 26% compared to selling, general and administrative expenses of $441,252 for the quarter ended September 30, 2007. The overall decrease in the total selling, general and administrative is primarily due a decrease in sales, marketing, and business development expenses.

Non-cash Compensation

Non-cash compensation expenses for the quarter ended September 30, 2008 were $0.00 compared to $562,622 for the quarter ended September 30, 2007. This compensation was for stock-based compensation to board members, employees and consultants.

The non-cash compensation expense for the quarter ended September 30, 2007 was much higher as the Company was recognizing compensation expense on approximately 5,640,000 common stock options issued during 2006, which were fully expensed at December 31, 2007.

Depreciation Expense

Depreciation and amortization expense totaled $5,884 for the quarter ended September 30, 2008, compared to depreciation and amortization expense of $2,782 during the quarter ended September 30, 2007. The increase was due to some assets being fully depreciated and the purchase of assets in the 2008.

Interest Expense

Net interest expense for the quarter ended September 30, 2008 was $9,865, a decrease of $38,745 or approximately 80% compared to interest expense of $48,610 during the quarter ended September 30, 2007. The reason for the decrease was reduction in loans payable – related party, of which $2,100,000 was converted to equity during the quarter ended December 31, 2007 and additional repayments made on the same loan payable related party of $500,000 in the quarter ended March 31, 2008, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for quarter ended September 30, 2008 was $315,652 or $0.00 per share, an increase of $730,204 or approximately 70%, compared to a net loss of $1,045,856 or $0.01 per share during the quarter ended September 30, 2007.

NINE MONTHS ENDING SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2007

Revenues

Revenues for the nine months ended September 30, 2008 totaled $47,642 compared to revenues of $34,865 during the nine months ended September 30, 2007.   The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2008 totaled $1,395,850 consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $204,222 or approximately 17% compared to selling, general and administrative expenses of $1,191,628 for the nine months ended September 30, 2007. The overall increase in the total selling, general and administrative is primarily due an increase in sales, marketing, and business development expenses.

Non-cash Compensation

Non-cash compensation expenses for the nine months ended September 30, 2008 were $102,678 compared to $1,726,209 for the nine months ended September 30, 2007. This compensation was for stock-based compensation to board members, employees and consultants.

The non-cash compensation expense for the nine months ended September 30, 2007 was much higher as the Company was recognizing compensation expense on approximately 5,640,000 common stock options issued during 2006, which were fully expensed at December 31, 2007.

Depreciation Expense

Depreciation and amortization expense totaled $14,372 for the nine months ended September 30, 2008, compared to depreciation and amortization expense of $17,637 during the nine months ended September 30, 2007. The decrease was due to assets being fully depreciated and purchases of fewer assets in the comparable six month periods.

Interest Expense

Net interest expense for the nine months ended September 30, 2008 was $35,307, a decrease of $88,780 or approximately 72% compared to interest expense of $124,087 during the nine months ended September 30, 2007. The decrease was due to a reduction in loans payable – related party, of which $2,100,000 was converted equity during the quarter ended December 31, 2007 and additional repayments made on the same loan payable related party of $500,000 in the quarter ended March 31, 2008, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for nine months ended September 30, 2008 was $1,500,565 or $0.01 per share, a decrease in net loss of $1,524,131, or approximately 50%, compared to a net loss of $3,024,696 or $0.02 per share during the nine months ended September 30, 2007

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $89,277.  Net cash used in operating activities for the quarter was approximately $1,486,507. Current liabilities of $228,807 consisted of $100,554 for accounts payable and $120,354 for Note Payables. We have negative working capital of approximately $104,657. During the nine months ended September 30, 2008, we raised $600,000 from common stock sales, made a repayment to a related party that is our largest stockholder, in the amount of $500,000. (Note 9), and received a cancellation of Debt in the amount of $636,700 (Note 9)

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,500,565 for the nine months ended September 30, 2008 and $4,160,846 for the year ended December 31, 2007 and had an accumulated deficit of $11,029,369 as of September 30, 2008.

Our previous registered independent certified public accountants have stated in their report dated March 31, 2008, that we have incurred operating losses in the past years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2008 or as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2008, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended September 30, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. While management does not believe these matters will have a material effect on the Company’s financial statements, litigation is subject to inherent uncertainties, and an adverse result could arise from time to time that may harm the Company’s business, financial condition and results of operations. The Company and its subsidiaries are involved in the following:

Ruckus Marketing LLC
On March 17, 2008, the Company was notified via a process server that it was being sued by Ruckus Marketing LLC (“Ruckus”) in the Superior Court of New Jersey in Morris County.  In its complaint, Ruckus stated various causes of action including breach of contract, unjust enrichment, quantum meriut and breach of covenant of good faith and fair dealing.  Ruckus alleged that it was owed fees for marketing services it had performed for the Company.  This matter was settled by the parties in July 2008.

Consumer Protection Corporation
On September 8, 2008, the Company was notified via a process server of a proposed class action suit brought by Consumer Protection Corporation (“CPC”) in Superior Court in the State of Arizona.  CPC alleges that the Company sent an unsolicited facsimile advertisement in violation of the TCPA.  On October 8, 2008, the matter was moved to the District Court of Arizona.  On October 28, 2008, the Company filed a motion to dismiss the action based on the plaintiff’s failure to properly allege a cause of action.  CPC filed a response to the Company’s motion to dismiss on November 4, 2008.  CPC is seeking damages of $500 per member of the class.  As the class has yet to be certified by the court, management is unable to estimate the potential liability related to this claim.  The Company denies any involvement in the alleged facsimile transmission and intends to vigorously defend itself.

Garrett Sayer Group LLC
On October 23, 2008, the Company was notified that it was being sued by Garrett Sayer Group LLC (“Garrett Sayer”) in Superior Court of New Jersey in Morris County.  Garrett Sayer, an employment placement service, alleges that the Company failed to pay a placement fee associated wit its placement of an employee at the Company.  Garrett Sayer is seeking damages totaling $8,000.  This action is currently pending and the Company intends to vigorously defend itself.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2008 the Company agreed to sell one million common shares of stock at $0.15 for funds received in the amount of $150,000.  The Company agreed to sell an addition one million common shares of stock at $0.15 for an additional  $150,000 for funds received in August 2008.  During September 2008, 2,000,000 shares of common stock were issued.

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

MEDEFILE INTERNATIONAL, INC.

November 14, 2008	By:	/s/ Milton Hauser
Milton Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)