Form 10-K
period 2008-12-31
Medefile International, Inc.
filed 2009-04-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number 33-25126-D

Medefile International, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Yamato Road, Suite 3155
Boca Raton, FL 33413
(Address of principal executive offices)
(973) 993-8001
(Issuer's telephone number)

Copies to:
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of April 15, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $0.0006 was approximately $218,121.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 15, 2009 was 509,113,989.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

INDEX

PART I

ITEM 1. BUSINESS

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

Members

As of December 31, 2008, MedeFile had approximately 2600 members. The Company’s marketing strategy includes issuing trial memberships on several levels. Approximately 1,800 trial memberships were issued in 2007.

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

Employees

From our inception through the period ended December 31, 2008, we have relied on the services of outside consultants. As of December 2008, Medefile had a total 5 full time employees and 3 consultants.

None of our employees are covered by collective bargaining agreements, and we believe our relations with our employees are favorable.

ITEM 1A.  RISK FACTORS

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

We have experienced a net loss of $1,977,158 or $0.01 per share, for the year ended December 31, 2008. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. The audit opinion contained in our financial statements raises substantial doubt about our ability to continue as a going concern. Our operating expenses have outpaced and are likely to continue to outpace revenues. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. We may never be able to reduce these losses, which would require us to seek additional debt or equity financing. If such financing is obtained our existing shareholders may experience significant additional dilution.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing our consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report dated April 15, 2009 that included an explanatory paragraph expressing doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon our ability to attain future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dependence upon Major Customer

For the years ended December 31, 2008, there was no single customer which accounted for a majority of the revenues and for the year ended December 31, 2007, there was a single customer accounted for approximately 63% of revenues. We do not have a written agreement with our customers. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Medefile leases its main office, which is located at 301 Yamato Rd, Boca Raton, FL  33431, commencing March 01, 2009.  Medefile’s previous location was 240 Cedar Knolls Rd, Cedar Knolls, NJ 07927 , commencing September 2007 and expiring in August 2012. By mutual agreement the lease was cancelled and Medefile chose Florida for its main office location.  With new business development and more favorable conditions and costs with the transition to operations in Florida. The current lease is for a term of 24 months.

	2009	2010
12 Months ending 12/31	$34,686	$30,720

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

Other than as noted below, Medefile is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of Medefile's business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

 PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock as quoted on the Over The Counter Bulletin Board. Our stock is traded under the symbol "MDFI".

	High	Low
Quarter ended 03/31/07	$0.80	$0.21
Quarter ended 06/30/07	$0.32	$0.12
Quarter ended 09/30/07	$0.19	$0.11
Quarter ended 12/31/07	$0.63	$0.16
Quarter ended 03/31/08	$0.27	$0.11
Quarter ended 06/30/08	$0.44	$0.11
Quarter ended 09/30/08	$0.19	$0.09
Quarter ended 12/31/08	$0.10	$0.001

(The quarterly prices are adjusted to reflect the May 2005, 1 for 10 reverse split).

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of April 15, 2009, there were approximately 1,045 holders of record of the Company's common stock. As of April 15, 2009, the Company had 509,113,989 its common stock issued and outstanding.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which Medefile's common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

Plan category
Number of securities
	Number of securities		remaining available for
	to be issued upon exercise of	Weighted average exercise price of	future issuance under equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved	-0-	-0-	-0-
by security holders

Equity compensation plans not	5,640,000	$0.80	4,360,000
approved by security holders

Total	5,640,000	$0.80	4,360,000

In January 2006, the Board of Directors of the Company approved and Incentive Stock Plan, which plan has not yet been presented to shareholders for their approval, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below (See "ITEM 11. EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS").

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

On September 23, 2008, in connection with the Cancellation of Debt Agreement with Vantage Group (Note 6) 14,000,000 shares of restricted common stock, previously issued on February 27, 2008 were cancelled and returned to the Company.

On September 30, 2008 the Company issued 2,000,000 shares of restricted common stock in exchange for $300,000

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Employees

From our inception through the period ended December 31, 2008, we have relied on the services of outside consultants. As of December 31, 2008, MedeFile had a total 5 full time employees and 3 consultants.

None of our employees are covered by employment or collective bargaining agreements, and we believe our relations with our employees favorable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

Revenues

Revenues for the year ended December 31, 2008 totaled $53,235, compared to revenues of $44,847 for the year ended December 31, 2007. The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The offsetting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2008 totaled $1,869,551 consisting primarily of cash compensation, marketing costs and professional fees. This was an increase of $135,986 or approximately 7.8% compared to selling, general and administrative expenses of $1,733,565 for the year ended December 31, 2007. The overall increase in the total selling, general and administrative is primarily due to an increase in headcount, sales, marketing, and business development expenses. We expect expenses to increase in future periods as we continue to solicit new customers.

Non-cash Compensation

Non-cash compensation expenses for the year ended December 31, 2008 totaled $102,678. This compensation was for stock-based compensation to employees and consultants. This was a decrease of $2,186,153 or approximately 95.5% compared to non-cash compensation expense of $2,288,831 for the year ended December 31, 2007. The decrease is due a decrease in stock-based compensation to outside consultants for services provided. We expect our non-cash compensation to decline in the future as all expense associated with the non-cash compensation has been recognized.

Depreciation Expense

Depreciation and amortization expense totaled $20,240 and $22,518 for the years ended December 31, 2008 and 2007, respectively.

Interest Expense

Interest expense for the year ended December 31, 2008 was $37,924, a decrease of $122,855 or 76% compared to interest expense of $160,779 during the year ended December 31, 2007. The reason for the decrease was due to conversion of related party note payable to common stock. (Note 6)

Net Loss

For the reasons stated above, our net loss for year ended December 31, 2008 was $1,977,158 or $0.01 per share, an decrease of $2,183,688  or approximately 52.4%, compared to a net loss of $4,160,846 or $0.02 per share during the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of approximately $7,844.  Our current liabilities as of December 31, 2008 aggregated $254,919. Working capital deficit at December 31, 2008 was $247,075. We had an accumulated deficit of $11,505,607 and stockholders' equity deficit of $158,937 at December 31, 2008.

The Company used $1,618,077 of cash for operating activities during the year ended December 31, 2008. Cash used in investing activities for the year ended December 31, 2008 was $11,402. Cash provided by financing activities for the year ended December 31, 2008 was $269,908, consisting of net proceeds from loans by related parties.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2008 or as of the date of this report.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F-1 through F-14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

 ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth certain information with respect to our directors and officers as of March 31, 2009. The following persons serve as our directors and executive officers:

Name	Age	Position

Milton Hauser	65	President, Chief Executive Officer, Acting Chief Financial Officer, Director

Eric Rosenfeld*	45	Chief Information Officer, Secretary, Director

Michael S. Delin**	45	Director

* On November 11, 2008, Eric Rosenfeld resigned from his position as Chief Information Officer, Secretary and as a member of the Board Directors of MedeFile International, Inc.

** Effective December 12, 2008, Michael S. Delin was appointed to the Board of Directors of Medefile International, Inc.

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

Eric Rosenfeld, Chief Information Officer. Mr. Rosenfeld became the Chief information Officer in April 2004. Prior to that time, Mr. Rosenfield had been Chief Technical Officer since 2002. He designs and develops the technology utilized by all the divisions of the company. On November 13, 2007, Mr. Rosenfeld was appointed to the Baord of Directors. Before working for Medefile, Mr. Rosenfeld owned and operated a successful consulting company that was engaged in various healthcare and pharmaceutical projects for Fortune 500 companies. Prior to that, he was a senior member of Oracle Corporation and helped establish its NY Metro consulting practice. He was a contributing author of Oracle's development tools and consulting methodologies, including its Designer and CDM products. Throughout his career, Mr. Rosenfeld has played a key role in the development and architecture of Oracle Corporation's Clinical and Pharmaceutical products and has authored clinical data management computer systems for Merck, Parke-Davis, Schering-Plough, and Johnson & Johnson/PRD. Mr. Rosenfeld was also a senior member of Sybase Inc. On November 11, 2008, Eric Rosenfeld resigned from his position as Chief Information Officer, Secretary and as a member of the Board Directors of MedeFile International, Inc.

Michael Delin, Director. Mr. Delin is the sole proprietor and operator of an accounting and tax preparation service.  He has previously provided consulting services to the Company.  Mr. Delin also currently serves as the Chief Financial Officer of a construction company based in southwest Florida.  Mr. Delin graduated from the University of South Florida with a Bachelor of Arts degree in accounting

COMMITTEES

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2008, we believe that during the year ended December 31, 2008, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended December 31, 2008, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2008, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton Hauser (1) President, CEO, Acting CFO and Director	2009 2008 2007 2006	170,220 180,000 181,914 120,000	-- -- -- --	-- -- -- ----	-- -- -- --	-- -- -- --	-- -- -- --	22,300 -- --	202,300 181,914 120,000
Kevin Hauser Director of New Business Development	2009 2008 2007 2006	121,016 86,000 84,000 --	-- -- -- --	-- -- -- --	718,243 (2) 718,240 (2)	-- -- -- --	-- -- -- --	5,600 -- --	809,843 802,243
Eric Rosenfeld (3) Chief Information Officer and Director	2009 2008 2007 2006	133,857 110,650 78,300 --	-- -- -- --	-- -- -- --	718,243 (2) 718,240 (2)	-- -- -- --	-- -- -- --	13,858 -- --	842,751 796,540 --
Peter LoPrimo Vice President, Sales and Marketing	2009 2008 2007 2006	96,000 90,000 --	-- -- -- --	-- -- -- --	718,243 (2) 718,240 (2)	-- -- -- --	-- -- -- --	-- -- --	814,243 808,240 --

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
(3) On November 11, 2008, Eric Rosenfeld resigned from his position as Chief Information Officer, Secretary and as a member of the Board Directors of MedeFile International, Inc.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mitlon Hauser President, CEO, Acting CFO and Director	--	--	--	--	--	--	--	--	--
Kevin Hauser Director of New Business Development	1,800,000	--	--	$0.80	12/31/2009	--	--	--	--
Eric Rosenfeld Chief Technical Office and Directorr	1,800,000	--	--	$0.80	12/31/2009	--	--	--	--
Peter LoPrimo Vice President, Sales and Marketing	1,800,000	--	--	$0.80	12/31/2009	--	--	--	--

  Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton Hauser	--	--	--	--	--	--	--

Eric Rosenfeld (1)	--	--	--	--	--	--	--

Michael Delin (2)	--	--	--	--	--	--	--

John Bason (3)	--	--	--	--	--	--	--

Eric Rosenfeld	--	--	--	--	--	--	--

(1) Mr. Rosenfeld resigned as a Director effective
(2) Mr. Delin became a Director effective December 12, 2008

OPTION GRANTS IN FISCAL 2008

The Company issued no option grants during 2008.

EMPLOYMENT AGREEMENTS

On December 10, 2008, Medefile entered into an employment agreement with Milton Hauser, pursuant to which Milton Hauser agreed to continue to serve as the Company’s President and Chief Executive Officer for a term of three years. The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Milton Hauser shall be entitled to receive an annual salary of $216,000, which amount may be payable in shares of the Company’s common stock in the sole discretion of the Company.  He shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.  In addition, Milton Hauser is entitled to receive 10,000 shares of the Company’s newly designated Series A preferred stock (the “Series A Preferred”).  Each share of Series A Preferred is convertible at the option of the holder, into 50 shares of the Company’s common stock.  In addition, the holders of the Series A Preferred shall be entitled that number of votes at any regular or special meeting of the shareholders of the Company .equal to that number of common shares which is not less than 51% of the vote required to approve any action.

On December 10, 2008, Medefile entered into an employment agreement with Kevin Hauser pursuant to which Kevin Hauser agreed to continue to serve as the Company’s Vice President of Sales and New Business Development for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Kevin Hauser shall be entitled to receive an annual salary of $216,000.  He shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.

On December 10, 2008, Medefile entered into an employment agreement with Rachel Hauser pursuant to which Rachel Hauser agreed to serve as the Company’s Director of Marketing and Public Relations for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Kevin Hauser shall be entitled to receive an annual salary of $216,000.  She shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.

In January 2007, Medefile entered into an employment agreement with Eric Rosenfeld. The agreement provides for Mr. Rosenfeld to receive an annual salary of $115,400 for the first year and $137,400, paid monthly, thereafter.

LONG TERM INCENTIVES

STOCK OPTIONS AND RESTRICTED STOCK .

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

Terms of Options . The term of each option granted under the 2006 Incentive Stock Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2006 Incentive Stock Plan, including the following:

(a) Purchase Price . The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2006 Incentive Stock Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each non-incentive stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted;

(b) Vesting . The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. All options or grants which include a vesting schedule will vest in their entirety upon a change of control transaction as described in the 2006 Incentive Stock Plan;

(c) Expiration . The expiration of each option shall be fixed by the Board of Directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the Board of Directors at the time such option is granted, an option shall be exercisable for ten years after the date on which it was granted, or five years for grants to certain executive officers. Each option shall be subject to earlier termination or repurchase as expressly provided in the 2006 Incentive Stock Plan or as determined by the Board of Directors, in its discretion, at the time such option is granted;

(d) Transferability . No option shall be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2006 Incentive Stock Plan shall be subject to execution, attachment or other process;

(e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2006 Incentive Stock Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend; and

(f) Termination, Modification And Amendment . The 2006 Incentive Stock Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2006 Incentive Stock Plan. Subject to certain restrictions, the 2006 Incentive Stock Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of April 15, 2009. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)(3)	Percentage of Common Stock (2)

Vantage Holding Ltd.(4)	93,318,750	18.3%
Milton Hauser (5)	45,000,000	8.8%
Eric Rosenfeld (6)	1,800,000	*
Michael Delin	3,680,000	*
David Dorrance (7)	1,980,000	*
All officers and directors as a group (3 persons)	52,460,000	10.3%

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Medefile International, Inc., 240 Cedar Knolls Road, Cedar Knolls, NJ, 07927 ..

(2) Applicable percentage ownership is based on 509,113,989 shares of common stock outstanding as of April 15, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of April 15 2009for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2009are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(6) Represents options to purchase 1,800,000 shares of common stock.

(7) Represents 180,000 shares of common stock owned by Mr. Dorrance, and (ii) options to purchase 1,800,000 shares of common stock.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

As of December 31, 2008, Medefile was indebted to The Vantage Group Ltd. in the amount of $1,102,104 including accrued interest.

On September 23, 2008 the Company received a Cancellation of Debt from Vantage Group Ltd, canceling the remaining balance of the Loan Payable, including all outstanding interest as of that date.  In addition Vantage Group Ltd surrendered 14,000,000 shares of common stock and 8,400,000 warrants at $0.60.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 4, 2008, the board of directors of Medefile International, Inc. dismissed RBSM, LLP as the Company’s independent registered public accounting firm. On November 4, 2008, the Company engaged L.L. Bradford & Company, LLC (“L.L. Bradford”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on November 4, 2008.

AUDIT FEES

The aggregate fees billed by L.L. Bradford for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2008 was approximately $35,000.

The aggregate fees billed by RBSM LLP for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the twelve months ended December 31, 2006 was approximately $74,192.

	2008	2007

Audit Fees	$35,000	$70,692
Audit Related Fees		-
Tax Fees		3,500
All Other Fees		-
Total Fees	$35,000	$74,192

AUDIT-RELATED FEES

No fees were billed by L.L. Bradford for assurance and related services rendered by L.L. Bradford that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2008. No fees were billed by RBSM LLP for assurance and related services rendered by RBSM LLP that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2007.

TAX FEES

Tax fees were billed by L.L. Bradford for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2008. Tax fees were billed by RBSM LLP for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2007.   No fees were billed by RBSM LLP for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2006.

ALL OTHER FEES

No other fees were billed by L.L. Bradford or RBSM LLP for the fiscal year ended December 31, 2008 and 2007.

ITEM 15. EXHIBITS

2.1
Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated xx 2, 2008.

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated xx 2, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 15, 2009	By:	/s/ Milton Hauser
Milton Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director

KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Milton Hauser his attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Milton Hauser	President, Chief Executive Officer and Chairman of	April 15, 2009
Milton Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)
/s/ Michael S. Delin
	Director	April 15, 2009
Michael S. Delin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Medefile International, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Medefile International, Inc. as of December 31, 2008, and the related consolidated statement of operation, stockholder’s equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medefile International, Inc. as of December 31, 2008, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations with a significant accumulated deficit, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

April 15, 2009
Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Medefile International Inc.
240 Cedar Knolls Rd.
Cedar Knolls, NJ 07927

We have audited the accompanying consolidated balance sheet of Medefile International Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medefile International Inc. at December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

Certified Public Accountants

New York, New York
March 31, 2008

Medefile International, Inc
Consolidated Balance Sheets

	As of	As of
	December	December
Assets	31, 2008	31, 2007
Current assets
Cash	7,844	1,367,415
Marketable securities
Accounts receivable	-	2,808
Prepaid expenses	17,810	26,082
Total current assets	25,654	1,396,305
Furniture and equipment, net of accumulated depreciation of	54,514	63,352
Deposits and other assets	14,475	14,990
Intangibles	1,339	1,339
Total assets	95,982	1,475,986

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	79,069	184,814
Deferred revenues	5,942	6,343
Advance customer payments	-	50,000
Note Payable	76,390	-
Note Payable - related party	93,518	1,102,104
Total Current Liabilities	254,919	1,343,261

Stockholders' Equity
Common stock, $.0001 par value 300,000,000 authorized;
218,493,971 and 178,733,910 shares issued and oustanding
December 31, 2008 and December 31, 2007 respectively	21,849	17,873
Common stock subscribed	-	3,750,000
Additional paid in capital	11,324,821	5,893,302
Accumulated deficit	(11,505,607)	(9,528,804)
Accumulated other comprehensive gain	-	354
Total stockholders' equity (deficit)	(158,937)	132,725
Total liability and stockholders' equity(deficit)	95,982	1,475,986

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenue	$53,235	$44,847

Operating expenses	1,972,229	4,022,396
Selling, general and administrative expenses	1,869,551	1,733,565
Depreciation	20,240	22,518
Total operating expenses	1,992,469	4,044,914

Loss from operations	(1,939,234)	(4,000,067)

Other Expenses
Interest expense note payable	3,136	-
Loss on securities	192	-
Interest expense - related party note payable	34,596	160,779
Total other expense	37,924	160,779

Loss before income tax	(1,977,158)	(4,160,846)
Provision for income tax	-	-
Net Loss	$(1,977,158)	$(4,160,846)

Comprehensive loss	$(1,977,158)	$(4,160,846)

Net loss per share: basic and diluted	$(0.01)	$(0.02)

Weighted average share outstanding	200,953,132	178,733,910

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statement of Stockholders' Equity
For the Year ended December 31, 2008 and 2007

						Other
				Common		Accumulated
	Shares			Stock	Accumulated	Comprehensive
	Outstanding	Amount	APIC	Subscribed	Deficit	Gain	Total
Balance as of
December 31, 2006	178,733,910	$17,873	$3,604,471	$-	$(5,367,958)	$354	$(1,745,260)
Non-cash
compensation			2,288,831				2,288,831
Common stock
subscribed for
reduction in notes
payable				2,100,000			2,100,000
Common stock
subcriptions				1,650,000			1,650,000
Net Loss					(4,160,846)		(4,160,846)
Balance as of
December 31, 2007	178,733,910	$17,873	$5,893,302	$3,750,000	$(9,528,804)	$354	$132,725
Common stock issured
for exercise of stock
options	37,500	4	(4)
Common stock sale	2,000,000	200	299,800				300,000
Common stock issued
for reduction
in note payable	14,000,000	1,400	2,098,600	(2,100,000)
Common stock issued
for stock subscriptions	11,000,000	1,100	1,648,900	(1,650,000)
Recharacterize
comprehensive gain					354	(354)
Common stock warrants			41,558				41,558
issued for
compensation			61,120				61,120
Common stock sale	2,000,000	200	299,800				300,000
cancellation of
debt by related
party			636,701				636,701
Cancellation of
Shares - related party	(14,000,000)	(1,400)	1,400
S-8 Share issued
for employees and
comsultants	24,722,561	2,472	343,644				346,116

Net Loss					(1,977,158)		(1,977,158)
Balance as of December 31, 2008	218,493,971	21,849	11,324,821	-	(11,505,608)	-	(158,938)

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net loss	$(1,977,158)	$(4,160,846)

Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	20,240	22,518
Non cash compensation	102,678	2,288,831
S-8 issuance of shares	346,116	-
Interest Expense	3,136	-
Interest Expense - related party	34,596	161,504
Bad debt expense	(3,134)	-
Changes in operating assets and liabilities
Accounts Receivable	2,808	(2,808)
Prepaid Expenses	8,272	(16,082)
Marketable securities	-	126,960
Deferred revenue	(401)	(27,525)
Accounts payable and accrued liabilities	(105,745)	720
Deposits and other assets	515	(12,205)
Advance customer payments	(50,000)	50,000
Net Cash used in operating activities	(1,618,077)	(1,568,933)
Cash flows from investing activities
Purchase equipment	(11,402)	(36,628)
Net cash used in investing activities	(11,402)	(36,628)
Cash flows from financing activities
Proceeds from loans by related parties	93,518	1,245,000
Proceeds from note payable	76,390	-
Payments of loans from related parties	(500,000)	(20,979)
Proceeds from common stock sale	600,000	-
Proceeds from common stock subscriptions	-	1,650,000
Net cash provided by financing activities	269,908	2,874,021
Net increase(decreast) in cash and cash equivalents	(1,359,571)	1,268,460
Cash and cash equivalents at beginning of period	1,367,415	98,955
Cash and cash equvalents at end of period	$7,844	$1,367,415

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$20,979
Cash paid for income taxes	$-	$2,439
Common stock issued for stock subscriptions	$3,750,000	$-
Cancelleation of debt by stockholder
recorded as contribution to additional paid in capital	$636,701
Common stock to be issued to cancel debt	$-	$2,100,000

The accompanying notes are an integral part of these consolidated financial statements

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $1,977,158 and $4,160,846 for the years ended December 31, 2008 and 2007, respectively and had an accumulated deficit of $11,505,607 as of December 31, 2008.

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

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2008 of approximately $118,491. The Company incurred $41,713 advertising costs for the year ended December 31, 2007.   An advertising contract was entered into in May 2008 which included advertising and promotion through advertising media and website promotions.   Total cost of the advertising was to be, $99,999 at signing of contract.  A total of $99,999 had been paid through June 30, 2008.

The Company contracted with Ruckus Marketing in 2007.  There developed a disagreement between parties as to the accuracy of deliverables. The contract was cancelled.  Ruckus Market filed suit for payment and a judgment resulted in $15,000 being due.  The judgment was paid in full on July 21, 2008

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Impairment of Long-Lived Assets

The company has adopted Statement of Financial Accounting Standards No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the company are reviewed for impairment whenever events or changes in ircumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break even operating results over an extended period. The company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use of and ultimate disposition of the intangible, to be reported at the lower of the carrying amount or the fair value less costs to sell.

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

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable. At December 31, 2008 the amount of $5,942 was in deferred revenue.

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

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Liquidity

As of December 31, 2008  we had cash and cash equivalents of $7,844.  Net cash used in operating activities for the year was approximately $1,618,077. Current liabilities are approximately $254,919 of which $79,069  is for accounts payable, $5,942 is Deferred Revenues  and $76,930 for a Note Payable and an additional $93,518 for a  Note Payables from a Related Party. We have negative working capital of approximately $229,269

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $1,977,158 for the year ended December 31, 2008, and has an accumulated deficit of $11,505,607 as of December 31, 2008. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a simplified method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of plain vanilla share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

Certain amounts previously reported have been reclassified to conform to the current year presentation.

2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007

Computer and Equipment	$169,286	$157,884
Furniture and Fixtures	38,618	38,618
Subtotal	207,904	196,502
Less : accumulated depreciation	(153,390)	(133,150)
Total Furniture and equipment	$54,514	63,352

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation and amortizations expense totaled $20,240 and $22,518 for the year ended December 31, 2008 and 2007, respectively.

3. INTANGIBLE ASSETS

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

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of December 31, 2008. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark  acquired exceeded its recorded book value at December 31, 2008.

4. NOTE PAYABLE.

On September 26, 2008, the Company issued a Demand Note in the principal amount of $75,000 to an individual.  This Note bears interest at a rate of seven percent per annum

December 31, 2008
Borrowings	$75,000
Accrued Interest	1,390
Balance December 31, 2008	$76,390

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

5. NOTE PAYABLE – RELATED PARTY

On July 31, 2008, the Company issued an unsecured Demand Note in the principal amount of $44,771 to Cybervault LLC,  a company wholly owned by Medefile CEO.  The Note bears interest at a rate of seven percent per annum.  Additionally, during the fourth quarter of 2008, an additional $ 45,000  has been received from Cybervault LLC.

December 31, 2008
Borrowings	$89,771
Accrued Interest	1,747
Balance December 31, 2008	$91,518

6. LOAN PAYABLE - RELATED PARTY

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

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

7. EQUITY

Common Stock

The Company has authorized 300,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2008, the Company has 218,493,971 shares of common stock issued and outstanding.

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

On September 23, 2008, in connection with the Cancellation of Debt Agreement with Vantage Group (Note 6) 14,000,000 share of restricted common stock, previously issued on February 27, 2008 were cancelled and returned to the Company.

On September 30, 2008 the Company issued 2,000,000 shares of restricted common stock in exchange for $300,000

On December 16, 2008 the Company issued 24,722,561 shares of common stock for amount due of $29402 to  employees and consultants.  The market value of the shares issued was $346,116.

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Stock Options

A summary of option activity under the Plan as of December 31, 2008, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	150,000	$1.17
Granted	5,660,000	0.80
Exercised
Forfeited or expired	(150,000	(1.17
Outstanding at December 31, 2006	5,660,000	0.80
Issued	--	--
Exercised	--	--
Forfeited or expired	(20,000	$(2.00
Outstanding at December 31, 2007	5,640,000	$0.80
Issued	--	--
Excercised	--	--
Forfeited or Expired	--	--
Outstanding at December 31, 2008	5,640,000	0.80
Non-vested at December 31, 2008	--	$0.80
Exercisable at December 31, 2008	5,640,000	$0.80

The options outstanding as of December 31, 2008 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$0.80	1.25	5,640,000	$0.80
Total	5,640,000	$0.80	1.25	5,640,000	$0.80

At December 31, 2008, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.19 and as of December 31, 2007, and the exercise price multiplied by the number of options outstanding.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share based compensation expense recognized under SFAS 123 (R) for the year ended December 31, 2008 and December 31, 2007 was $102,678 and $2,288,831 respectively.

On December 16, 2008, the company issued 24,722,561 share of common stock for payments to employees and independent contractions, the market value of the shares issued was $351,527.

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	1.47	$3.50	50,000	1.47
$5.00	50,000	1.72	$5.00	50,000	1.72
$6.50	50,000	1.97	$6.50	50,000	1.97
$8.00	50,000	2.22	$8.00	50,000	2.22
$0.60	7,800,000	2.00	$0.60	7,800,000	2.00
$0.56	175,000	4.00	$0.56	175,000	4.00
	8,175,000	2.04	$0.73	8,175,000	2.04

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

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2007	200,000	$5.75
Granted	16,375,000	0.60
Exercised	-	-
Canceled or expired	(8,400,000)	0.60
Outstanding at December 31, 2008	8,175,000	0.73

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payout	--
Expected option in life-years	4

8. INCOME TAXES

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

9. COMMITMENTS

Medefile leases its main office, which is located at 301 Yamato Rd, Boca Raton, FL  33431, commencing March 01, 2009.  Medefile’s previous location was 240 Cedar Knolls Rd, Cedar Knolls, NJ 07927 , commencing September 2007 and expiring in August 2012. By mutual agreement the lease was cancelled and Medefile chose Florida for its main office location.  With new business development and more favorable conditions and costs with the transition to operations in Florida. The current lease is for a term of 24 months.

	2009	2010
12 Months ending 12/31	$34,686	$30,720

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

On December 10, 2008, Medefile entered into an employment agreement with Milton Hauser, pursuant to which Milton Hauser agreed to continue to serve as the Company’s President and Chief Executive Officer for a term of three years. The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Milton Hauser shall be entitled to receive an annual salary of $216,000, which amount may be payable in shares of the Company’s common stock in the sole discretion of the Company.  He shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.  In addition, Milton Hauser is entitled to receive 10,000 shares of the Company’s newly designated Series A preferred stock (the “Series A Preferred”).  Each share of Series A Preferred is convertible at the option of the holder, into 50 shares of the Company’s common stock.  In addition, the holders of the Series A Preferred shall be entitled that number of votes at any regular or special meeting of the shareholders of the Company .equal to that number of common shares which is not less than 51% of the vote required to approve any action.

On December 10, 2008, Medefile entered into an employment agreement with Kevin Hauser pursuant to which Kevin Hauser agreed to continue to serve as the Company’s Vice President of Sales and New Business Development for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Kevin Hauser shall be entitled to receive an annual salary of $216,000.  He shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.

On December 10, 2008, Medefile entered into an employment agreement with Rachel Hauser pursuant to which Rachel Hauser agreed to serve as the Company’s Director of Marketing and Public Relations for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Kevin Hauser shall be entitled to receive an annual salary of $216,000.  She shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.

10. MAJOR CUSTOMERS

For the years ended December 31, 2008, there was no single customer which accounted for a majority of the revenues. and for the year ended December 31, 2007, there was a single customer accounted for approximately 63% of revenues. We do not have a written agreement with our customers. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

11. SUBSEQUENT EVENTS

On January 28, 2008 the Company issued 14,027,439 shares of common stock for amounts due employees and consultants. The share issuance had a market value of $28,055.

On January 23, 2009 the Company issued 119,201,668 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $214,563.

On February 20, 2009 the Company issued 30,798,331 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $30,798.

On March 04, 2009 the Company issued 92,913,364 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $92,913.

On March 16, 2009 the Company issued 45,689,216 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $45,689

On March 19, 2009 the Company cancelled 12,010,000 shares of common stock issued in excess of shares required.