Form 10-Q
period 2009-03-31
Medefile International, Inc.
filed 2009-05-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of May 14, 2009: 635,613,727

Medefile International Inc
Condensed Consolidated Balance Sheet

	(Unaudited)	Audited
	March 31,	December 31,
	2009	2008
Assets
Current Assets
Cash and equivalents	$201	$7,844
Prepaid expenses	63,789	17,810
Total Current Assets	63,990	25,654

Furniture and equipment, net of accumulated depreciation (Note 4)	48,802	54,514
Deposits and other assets	14,475	14,475
Intangibles	1,339	1,339
Total Assets	$128,606	$95,982

Liabilities and Stockholders' (Deficiency) Equity
Current Liabilities
Accounts payable and accrued liabilities	$175,362	$79,069
Deferred revenue	3,548	5,942
Notes payable	114,227	76,390
Notes payable - related parties	115,298	93,518
Total Current Liabilities	408,435	254,919

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.0001 par value: 5,000,000,000 and 300,000,000 authorized: 509,113,989 shares issued and 504,026,632 outstanding at March 31 2009 and 218,493,971 shares issued and outstanding at December 31, 2008, respectively	50,402	21,849
Additional paid in capital	11,688,629	11,324,821
Accumulated Deficit	(12,018,860)	(11,505,607)
Total stockholders' Deficit	(279,829)	(158,937)
Total Liability and Stockholders' Deficit	$128,606	$95,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International Inc
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Revenues	$4,740	$8,961

Operating Expenses
Selling, general and administrative expenses	509,035	584,875
Depreciation	5,712	2,480
Total operating expense	514,747	587,355

Loss from Operations	(510,007)	(578,394)
Other Income/Expenses
Other Income	-	697
Interest expense note payable	(1,667)	-
Interest expense - related party note payable	(1,579)	(14,059)
Total other income (expense)	(3,246)	(13,362)

Loss before income tax	(513,253)	(591,756)
Provisions for income taxes	-	-
Net Loss	$(513,253)	$(591,756)

Net loss per share: basic and diluted	$(0.00)	$(0.00)
Weighted average share outstanding:
basic and diluted	370,118,512	190,850,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International Inc
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31	March 31
	2009	2008
Cash Flow from Operating Activities
Net loss	$(513,253)	$(591,756)
Adjustments to reconcile net loss to net
Cash used in operating activities
Depreciation	5,712	2,480
Non cash compensation	392,361	102,678
Interest expense	3,246	13,523
Changes in operating assets and liabilities
Accounts receivable	-	(6,471)
Prepaid expenses	(45,979)	(27,198)
Acccounts payable and accrued expenses	96,293	(11,120)
Deferred revenue	(2,394)	28
Advance Customer Payments	-	(800)

Net Cash used in operating activities	(64,014)	(518,636)

Cash flows from Investing activities
Purchase of equipment	-	(2,912)
Net cash used in investing activities	-	(2,912)

Net cash flow from financing activities
Proceeds from notes payable	56,371	-
Payments on loans from related parties	-	(500,000)
Proceeds from stock subscription	-	300,000
Net cash provided (used) by financing activities	56,371	(200,000)

Net Cash Increase	$(7,643)	$(721,548)

Cash and cash equivalents at beginning of period	7,844	1,367,415

Cash and cash equivalent at end of period	$201	$645,867

Supplemental disclosure of cash flow information
Cash paid during the period for
Cash paid for income taxes	$-	$-
Cash paid for Interest	$-	$-
Supplemental disclosure of non-cash financing activities
Interest capitalized on note payables note payable to related party	$3,246	$-
Common issued for stock subscriptions	$-	$3,750,000
Common stock issued to employees	$171,232	$22,125
Common stock issued to consultants	$218,832	$-
Value of warrants issued to board members	$-	$80,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $513,253 and for the three months ended March 31, 2009 and $1,977,158 for the year ended December 31, 2008 and had an accumulated deficit of $12,018,860 as of March 31, 2009 and $11,505,607 as of December 31, 2008.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended March 31, 2009 and 2008 of approximately $0 and $9,168 respectively.

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

Liquidity

As of March 31, 2009, we had cash and cash equivalents of $201.  Net cash used in operating activities for the quarter was $67,260. Current liabilities are $408,435 of which $175,362 is for accounts payable and $229,525 is for Notes Payable. We have negative working capital of approximately $344,445.

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of  $513,253 for the three months ended March 31, 2009 and $1,977,158 for the year ended December 31, 2008 and had an accumulated deficit of $12,018,860 as of March 31, 2009 and $11,505,607 as of December 31, 2008.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2009.  The warrants to the purchase of 8,175,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2009.

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

3. PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2009	December 31, 2008
Prepaid expenses	$16,667	$16,667
Prepaid insurance	47,122	1,143
Total prepaid	$63,789	$17,810

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2009	December 31, 2008
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(159,102)	(153,390)
Net furniture and equipment	$48,802	$54,514

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $5,712 and $2,480 for the three months ended March 31, 2009 and 2008, respectively.

5. INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of March 31, 2009 and December 31, 2008.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of March 31, 2009 and December 31, 2008. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark acquired exceeded its recorded book value at March 31, 2009 and December 31, 2008.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of	March 31, 2009	December 31, 2009
Accounts Payable	$78,368	$39,169
Insurance Payable	45,896
Accrued Expenses	15,000	30,000
Payroll Liabilities	36,098	9,900
Total	$175,362	$79,069

Insurance payable resulted from financing insurance premium for the current year.  Total amount financed was $51,907 payable in nine monthly payments, the financing has an annual interest rate of 6.41%

7. NOTES PAYABLE

During the first quarter 2009, the Company entered into two new Note Payables.

The Company issued an unsecured Demand Note in the principle amount of $36,171 to Digital Health Inc.  The Note bears interest at a rate of seven percent per annul and is due on demand after two years..

March 31, 2009
Borrowings	36,171
Accrued Interest	341
Balance	$36,512

On September 26, 2008 the Company issued a Demand Note in the principle amount of $75,000 to an individual.  This Note bears interest at a rate of seven percent per annum, with interest accruing until note maturity.

	March 31, 2009	December 31, 2008
Beginning Balance	$76,390	$-
Borrowings		75,000
Accrued Interest	1,325	1,390
Balance	$77,715	$76,390

8. NOTES PAYABLE - RELATED PARTY

On July 31, 2008 the Company issued an unsecured Demand Note in the principle amount of 44,771 to Cybervault LLC, a company wholly owned by Medefile CEO.  The Note bears interest at a rate of seven percent per annum.  Additionally, during the fourth quarter 2008, an additional $45,000 has been received from Cybervault LLC.

	March 31, 2009	December 31, 2008
Beginning Balance	$91,518
Borrowings		89,771
Accrued Interest	1,580	1,747
Balance at	$93,098	91,518

Throughout the quarter the Company received additional funds from relatives of the Company’s CEO in the amount of $20,200.  These amounts are due on demand and bear no interest rate.  Total amount due to relatives as of March 31, 2009 is $22,200

9. LOAN PAYABLE - RELATED PARTY

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

On September 23, 2008, in connection with the Cancellation of Debt Agreement with Vantage Group (Note 7) 14,000,000 share of restricted common stock, previously issued on February 27, 2008 were cancelled and returned to the Company.

On September 30, 2008 the Company issued 2,000,000 shares of restricted common stock in exchange for $300,000

On December 16, 2008 the Company issued 24,722,561 shares common stock for the amount due to employees and consultants.  The market valie of the shares issued was $346,116.

On January 28, 2008 the Company issued 14,027,439 shares of common stock for amounts due employees and consultants. The share issuance had a market value of $28,055.

On January 23, 2009 the Company issued 109,579,155 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $202,381.

On February 20, 2009 the Company issued 28,410,864 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $28,410.

On March 04, 2009 the Company issued 87,826,007 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $87,826.

On March 16, 2009 the Company issued 45,689,216 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $45,689

.
Stock Options

A summary of option activity under the Plan as of March 31, 2009, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	5,640,000	$.080
Issued	--	--
Exercised	--	--
Forfeited or expired	--	$--
Outstanding at December 31, 2008	5,640,000	$0.80
Issued
Expired
Forfeited
Outstanding at March 31, 2009	5,640,000	0.80
Non-vested at March 31, 2009	--	$--
Exercisable at March 31, 2009	5,640,000	$0.80

The options outstanding as of March 31, 2009  have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	1.50	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the three months ended March 31, 2009 and 2008, the Company recorded no compensation expense related to options.

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

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	1.22	$3.50	50,000	1.22
$5.00	50,000	1.47	$5.00	50,000	1.47
$6.50	50,000	1.72	$6.50	50,000	1.72
$8.00	50,000	1.97	$8.00	50,000	1.97
$0.60	7,800,000	1.75	$0.60	7,800,000	1.75
$0.56	175,000	3.75	$0.56	175,000	3.75
	8,175,000	1.79	$0.73	8,175,000	1.79

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

During the three months ended March 31, 2008, the Company recorded the fair value of the warrants totaling $80,553 as compensation expense.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2008	8,175,000	$.073
Granted
Exercised	-	-
Canceled or expired
Outstanding at June 30, 2008	8,175,000	$0.73

11. RELATED PARTY TRANSACTIONS

None

12.  SUBSEQUENT EVENTS

On April 23, 2009  the Company issued 11,397,420 share of common stock for amounts due consultants.  The share issuance had a market value of $ 6,838.

On May 5, 2009 the Company issued 120,189,675 shares of common stock for amounts due to employees and consultants.  The share issuance had a market value of $96,152.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on product introduction and customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-Q.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING MARCH 31, 2009  COMPARED TO THREE MONTHS ENDING MARCH 31, 2008

Revenues

Revenues for the quarter ended March 31, 2009 totaled $4,740 compared to revenues of $8,961 during the quarter ended March 31, 2008.   The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2009 totaled $509,035 consisting primarily of non-cash compensation, marketing costs and professional fees. This is a decrease of $79,840 or approximately 13% compared to selling, general and administrative expenses of $584,875 for the quarter ended March 31, 2008. The overall decrease in the total selling, general and administrative is primarily due an decrease in sales, marketing, and business development expenses.

Depreciation Expense

Depreciation expense totaled $5,712 for the quarter ended March 31, 2009, compared to depreciation expense of $2,480 during the quarter ended March 31, 2008. The increase was due to some assets being fully depreciated and the purchase of assets in the 2008.

Interest Expense

Net interest expense for the quarter ended March 31, 2009 was $3,246, a decrease of $10,813 or approximately 75.9% compared to interest expense of $14,059 during the quarter ended March 31, 2008. The reason for the decrease was reduction in loans payable – related party, and additional repayments made on the same loan payable related party of $500,000 in the quarter ended March 31, 2008, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for quarter ended March 31, 2009 was $513,253 or $0.002  per share, an decrease of $76,503 or approximately 13.2%, compared to a net loss of $591,756 or $0.003 per share during the quarter ended March 31, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $201.  Net cash used in operating activities for the quarter was approximately $67,260. Current liabilities of $408,435 consisted of $175,362 for accounts payable and $115,298 for notes payable to a related parties. We have negative working capital of approximately $344,445.

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $513,253 for the three months ended March 31, 2009 and $1,977,158 for the year ended December 31, 2008 and had an accumulated deficit of $12,018,860 as of March 31, 2009.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2009 or as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2009, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009  to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended March 31, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we issued 285,532,681 shares of our common stock to employees and consultants of the Company for services rendered in the amount of $392,361. In connection with the issuance of such shares, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

MEDEFILE INTERNATIONAL, INC.

May 15, 2009	By:	/s/ Milton Hauser
Milton Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)