Form 10-Q
period 2009-06-30
Medefile International, Inc.
filed 2009-08-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from to

Commission File Number33-251256-D

Medefile International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0368333
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

301 Yamato Rd, Ste 315
Boca Raton, FL  33431
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (973) 993-8001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of August 14, 2009: 909,666,743

Medefile International, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30	December 31,
	2009	2008
Assets
Current Assets
Cash and equivalents	$1,472	$7,844
Prepaid expenses	-	17,810
Total Current Assets	1,472	25,654

Furniture and equipment, net of accumulated depreciation	43,090	54,514
Deposits and other assets	14,475	14,475
Intangibles	1,339	1,339
Total Assets	$60,376	$95,982

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$123,725	$79,069
Deferred revenue	1,308	5,942
Notes payable	146,967	76,390
Notes payable - related parties	125,923	93,518
Total Current Liabilities	397,923	254,919

Commitments and Contingencies

Stockholders' Deficit
Common stock, $.0001 par value: 5,000,000,000 and 300,000,000 authorized: 782,946,084 shares issued and outstanding at June 30, 2009 and 218,493,971 shares issued and outstanding at December 31, 2008.	78,294	21,849
Additional paid in capital	11,854,328	11,324,821
Accumulated Deficit	(12,270,169)	(11,505,607)
Total stockholders' Deficit	(337,547)	(158,937)
Total Liability and Stockholders' Deficit	$60,376	$95,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.

Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Revenues	$2,716	$12,605	$7,456	$22,261

Operating Expenses
Selling, general and administrative expenses	244,268	590,420	753,303	1,173,244
Depreciation	5,712	6,008	11,424	8,488
Total operating expense	249,980	596,428	764,727	1,181,732

Loss from Operations	(247,264)	(583,823)	(757,271)	(1,159,471)
Other Income/Expenses
Other Income
Interest Expense note payable	(2,419)	-	(4,086)	-
Interest Expense - related party note payable	(1,626)	(11,383)	(3,205)	(25,442)
Total other income (expense)	(4,045)	(11,383)	(7,291)	(25,442)

Loss before income tax	(251,309)	(595,206)	(764,562)	(1,184,913)
Provisions for income taxes	-	-	-	-
Net Loss	$(251,309)	$(595,206)	$(764,562)	$(1,184,913)
Other comprehensive gain (loss):
Unrealized loss on marketable securities	-	-	-	-
Comprehensive loss	$(251,309)	$(595,206)	$(764,562)	$(1,184,913)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average share outstanding:
basic and diluted	630,430,827	205,771,410	493,340,921	200,129,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30	June 30
	2009	2008
Cash Flow from Operating Activities
Net loss	$(764,562)	$(1,184,913)
Adjustments to reconcile net loss to net
Cash used in operating activities
Depreciation	11,424	8,488
Non cash compensation	585,952	102,678
Interest Expense on note payable	4,086	-
Interest Expense on note payable - related party	3,205	24,330
Changes in operating assets and liabilities
Accounts receivable	-	(192)
Prepaid expenses	17,810	(21,575)
Acccounts payable and accrued expenses	44,656	4,741
Deferred revenue	(4,634)	1,711
Advance Customer Payments	-	(1,000)

Net Cash used in operating activities	(102,063)	(1,065,732)

Cash flows from Investing activities
Purchase of equipment	-	(11,402)
Net cash used in investing activities	-	(11,402)

Net cash flow from financing activities
Proceeds from notes payable	66,491
Proceeds from notes payable - related party	29,200	-
Payments on loans from related parties	-	(500,000)
Proceeds from stock subscription	-	300,000
Net cash provided (used) by financing activities	95,691	(200,000)

Net Cash Increase (Decrease)	$(6,372)	$(1,277,134)

Cash and cash equivalents at beginning of period	7,844	1,367,415

Cash and cash equivalent at end of period	$1,472	$90,281

Supplemental disclosure of cash flow information
Cash paid during the period for
Cash paid for income taxes	$-	$-
Cash paid for Interest	$-	$-
Supplemental disclosure of non-cash financing activities
Common issued for stock subscriptions	$-	$3,750,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $251,308 and $764,562 for the three and six months ended June 30, 2009 and $1,977,158 and for the year ended December 31, 2008 and had an accumulated deficit of $12,270,169 as of June 30, 2009 and $11,505,607 as of December 31, 2008.  The Company has a negative working capital of  $396,451 as of June 30, 2009.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended June 30, 2009 and 2008 of approximately $16,666 and $108,938 respectively, and  for the six months ended June 30, 2009 and 2008 of approximately $16,666 and $118,108.

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

Liquidity

As of June 30, 2009, we had cash and cash equivalents of $1,472.  Net cash used in operating activities for the six months ended June 30, 2009 was $102,063. Current liabilities are $397,923 of which $123,725 is for accounts payable, $146,967 for Notes Payable and $125,923 is Notes Payable – related party. We have negative working capital of $396,451.

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $251,309 and $764,562 for the three and six months ended June 30, 2009 and $1,977,158 for the year ended December 31, 2008 and had an accumulated deficit of $12,270,169 as of June 30, 2009 and $11,505,607 as of December 31, 2008.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2009.  The warrants to the purchase of 8,175,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and six months ended June 30, 2009.

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

3. PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2009	December 31, 2008
Prepaid expenses	$-	$16,667
Prepaid insurance	-	1,143
Total prepaid	$-	$17,810

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2009	December 31, 2008
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(164,814)	(153,390)
Net furniture and equipment	$43,090	$54,514

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $5,712 and $6,008 for the three months ended June 30, 2009 and 2008, respectively.  Depreciation expense totaled $11,424 and $8,488 for the six months ended June 30, 2009 and 2008, respectively.

5. INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of June 30, 2009 and December 31, 2008.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of June 30, 2009 and December 31, 2008. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark acquired exceeded its recorded book value at June 30, 2009 and December 31, 2008.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of:	June 30, 2009	December 31, 2009
Accounts Payable	$69,927	$39,169
Payroll Liabilities	53,798	9,900
Total	$123,725	$79,069

7. NOTES PAYABLE

The Company has issued two Demand Note.

The Company issued an unsecured Demand Note to Digital Health Inc.  The Note bears interest at a rate of seven percent per annul and is due on demand after two years.

June 30, 2009
Beginning Balance	-
Borrowings	66,491
Accrued Interest	1,396
Balance	$67,887

On September 26, 2008 the Company issued a Demand Note in the principle amount of $75,000 to an individual.  This Note bears interest at a rate of seven percent per annum, with interest accruing until note maturity.

	June 30, 2009	December 31, 2008
Beginning Balance	$76,390	$-
Borrowings	-	75,000
Accrued Interest	2,690	1,390
Balance	$79,080	$76,390

8. NOTES PAYABLE - RELATED PARTY

On July 31, 2008 the Company issued an unsecured Demand Note in the principle amount of 44,771 to Cybervault LLC, a company wholly owned by Medefile CEO.  The Note bears interest at a rate of seven percent per annum.  Additionally, during the fourth quarter 2008, an additional $45,000 has been received from Cybervault LLC.

	March 31, 2009	December 31, 2008
Beginning Balance	$91,518	$
Borrowings			89,771
Accrued Interest	3,205		1,747
Balance at	$94,723		$91,518

Throughout the previous six months the Company received additional funds totaling $29,200 from relatives of the Company’s CEO.  These amounts are due on demand and bear no interest rate.  Total amount due to relatives as of June 30, 2009 is $31,200

9. LOAN PAYABLE - RELATED PARTY

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
On January 23, 2009 the Company issued 109,579,135 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $202,381

On January 28, 2009 the Company issued 14,027,439 shares of common stock for amounts due employees and consultants. The share issuance had a market value of $28,055.

On February 20, 2009 the Company issued 28,410,864 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $28,410.

On March 04, 2009 the Company issued 87,826,007 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $70,261.

On March 16, 2009 the Company issued 45,689,216 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $27,413.

On April 08, 2009 the Company issued 11,397,420 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $6,838.

On May 05, 2009 the Company issued 120,189,675 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $96,152

On May 19, 2009 the Company issued 7,142,857 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $3,572

On May 26, 2009 the Company issued 8,000,000 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $6,400

On June 11, 2009 the Company issued 107,189,500 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $96,470

On June 22, 2009 the Company issued 25,000,000 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $20,000

.
Stock Options

A summary of option activity under the Plan as of June 30, 2009, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	5,640,000	$.080
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	5,640,000	0.80
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2009	5,640,000	0.80
Non-vested at June 30, 2009	-	$-
Exercisable at June 30, 2009	5,640,000	$0.80

The options outstanding as of June 30, 2009  have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	1.25	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the six months ended June 30, 2009 and 2008, the Company recorded no compensation expense related to options.

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

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	.97	$3.50	50,000	.97
$5.00	50,000	1.22	$5.00	50,000	1.22
$6.50	50,000	1.47	$6.50	50,000	1.47
$8.00	50,000	1.72	$8.00	50,000	1.72
$0.60	7,800,000	1.50	$0.60	7,800,000	1.50
$0.56	175,000	3.50	$0.56	175,000	3.50
	8,175,000	1.54	$0.73	8,175,000	1.54

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

During the three months ended March 31, 2008, the Company recorded the fair value of the warrants totaling $80,553 as compensation expense.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2008	8,175,000	$.073
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	8,175,000	$0.73

11. RELATED PARTY TRANSACTIONS

See Notes 8 and 9.

12.  SUBSEQUENT EVENTS

The Company adopted FASB Statement No. 165, Subsequent Events (“FAS 165”) effective June 15, 2009. FAS 165 defines subsequent events as either recognized (events that existed at the balance sheet date and therefore should be reflected in the financial statements) or non-recognized (events that did not exist at the balance sheet date and are not reflected in the financial statements; material non-recognized subsequent events should be disclosed). FAS 165 requires the Company to disclose the date through which it has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through August 14, 2009, the date the financial statements were issued.

On July 20, 2009  the Company issued 64,147,106 share of common stock for amounts due consultants.  The share issuance had a market value of $32,074.

On July 27, 2009 the Company issued 2,500,000 shares of common stock for amounts due to employees and consultants.  The share issuance had a market value of $2,500.

On July 29, 2009 the Company issued 60,073,553 shares of common stock for amounts due to employees and consultants.  The share issuance had a market value of $72,088.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on product introduction and customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on April 15, 2009. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-Q.OVERVIEW

Organizational History

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING JUNE 30, 2009 COMPARED TO THREE MONTHS ENDING JUNE 30, 2008

Revenues

Revenues for the quarter ended June 30, 2009 totaled $2,716 compared to revenues of $12,605 during the quarter ended June 30, 2008.   The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to Medefile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2009 totaled $244,268 consisting primarily of non-cash compensation, marketing costs and professional fees. This is a decrease of $346,152 or approximately 58.6% compared to selling, general and administrative expenses of $590,420 for the quarter ended June 30, 2008. The overall decrease in the total selling, general and administrative is primarily due a decrease in sales, marketing, and business development expenses.

Depreciation Expense

Depreciation expense totaled $5,712 for the quarter ended June 30, 2009, compared to depreciation expense of $6,008 during the quarter ended June 30, 2008. The decrease was due to some assets being fully depreciated and the purchase of assets in the 2008.

Interest Expense

Net interest expense for the quarter ended June 30, 2009 was $4,045, a decrease of $7,338 or approximately 64.5% compared to interest expense of $11,383 during the quarter ended June 30, 2008. The reason for the decrease was reduction in loans payable – related party, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for quarter ended June 30, 2009 was $251,308 or $0.00 per share, a decrease of $343,898 or approximately 57.7%, compared to a net loss of $595,206 or $0.0per share during the quarter ended June 30, 2008.

SIX MONTHS ENDING JUNE 30, 2009  COMPARED TO SIX MONTHS ENDING JUNE 30, 2008

Revenues

Revenues for the six months ended June 30, 2009 totaled $7,456 compared to revenues of $22,261 during the six months ended June 30, 2008.   The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2009 totaled $753,303 consisting primarily of non-cash compensation, marketing costs and professional fees. This is a decrease of $419,941 or approximately 35.8% compared to selling, general and administrative expenses of $1,173,244 for the six months ended June 30, 2008. The overall decrease in the total selling, general and administrative is primarily due an decrease in sales, marketing, and business development expenses.

Depreciation Expense

Depreciation expense totaled $11,424 for the six months ended June 30, 2009, compared to depreciation expense of $8,488 during the six months ended June30, 2008. The increase was due to some assets being fully depreciated and the purchase of assets in the 2008.

Interest Expense

Net interest expense for the six months ended June 30,, 2009 was $7,291, a decrease of $18,151 or approximately 71.3% compared to interest expense of $25,422 during the six months ended June 30, 2008. The reason for the decrease was reduction in loans payable – related party, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for six months ended June 30, 2009 was $764,562 or $0.00  per share, an decrease of $420,351 or approximately 35.4%, compared to a net loss of $1,184,913 or $0.01 per share during the six months ended June 30, 2008.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $1,472.  Net cash used in operating activities for the six months ended June 30, 2009  was approximately $102,063. Current liabilities of $397,923 consisted of $123,725 for accounts payable, $146,967 for notes payable and $125,923 for notes payable to a related parties. We have negative working capital of approximately $396,451.

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $764,562 for the six months ended June 30, 2009 and $1,977,158 for the year ended December 31, 2008 and had an accumulated deficit of $12,270,169 as of June 30, 2009.  The Company had a negative working capital of $396,451 as of June 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2009, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2009  to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Realty Associates Fund VI, LP

On April 3, 2009, Realty Associates Fund VI, LP filed suit against the Company in the Superior Court of New Jersey, Law Division – Morris County, alleging amounts owed under the Company’s lease with Realty Associates.  On August 5, 2009, Realty Associates requested that the court enter a default judgment against the Company in the amount of $204,535.26.

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 08, 2009 the Company issued 11,397,420 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $6,838.

On May 05, 2009 the Company issued 120,189,675 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $96,152

On May 19, 2009 the Company issued 7,142,857 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $3,572

On May 26, 2009 the Company issued 8,000,000 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $6,400

On June 11, 2009 the Company issued 107,189,500 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $96,470

On June 22, 2009 the Company issued 25,000,000 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $20,000

The Company claims an exemption from the registration requirements of the Act for the private placement of these securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, these transactions did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

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

MEDEFILE INTERNATIONAL, INC.

August 14, 2009	By:	/s/ Milton Hauser
Milton Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)