Form 10-Q
period 2009-09-30
Medefile International, Inc.
filed 2009-11-16
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Registrant’s telephone number, including area code (561) 912-3393

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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of September 30, 2009: 1,133,021,410.

Medefile International, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2009	2008
Assets
Current Assets
Cash and equivalents	$3,553	$7,844
Prepaid expenses	-	17,810
Total Current Assets	3,553	25,654

Furniture and equipment, net of accumulated depreciation	38,786	54,514
Deposits and other assets	14,475	14,475
Intangibles	1,339	1,339
Total Assets	$58,153	$95,982

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$178,984	$79,069
Cash Overdraft	3,446	-
Deferred revenue	2,412	5,942
Notes payable	162,600	76,390
Notes payable - related parties	131,150	93,518
Total Current Liabilities	478,592	254,919

Commitments and Contingencies

Stockholders' deficit
Common stock, $.0001 par value: 5,000,000,000 and 300,000,000 authorized: 1,133,021,410 shares issued and outstanding at September 30, 2009 and 218,493,971 shares issued and outstanding at December 31, 2008.	113,302	21,849
Additional paid in capital	12,092,998	11,324,821
Accumulated deficit	(12,626,739)	(11,505,607)
Total stockholders' deficit	(420,439)	(158,937)
Total Liability and Stockholders' Deficit	$58,153	$95,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues	$5,155	$25,381	12,611	47,642

Operating Expenses
Selling, general and administrative expenses	353,008	325,284	1,106,311	1,498,528
Depreciation	4,304	5,884	15,728	14,372
Total operating expense	357,312	331,168	1,122,039	1,512,900

Loss from operations	(352,157)	(305,787)	(1,109,428)	(1,465,258)
Other Income (Expenses)
Other Income
Interest Expense note payable	(2,715)	(58)	(6,801)	(58)
Interest Expense - related party note payable	(1,698)	(9,807)	(4,903)	(35,249)
Total other income (expense)	(4,413)	(9,865)	(11,704)	(35,307)

Loss before income tax	(356,570)	(315,652)	(1,121,132)	(1,500,565)
Provisions for income taxes	-	-	-	-
Net Loss	$(356,570)	$(315,652)	$(1,121,132)	$(1,500,565)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average share outstanding:
basic and diluted	980,673,014	205,925,256	658,583,641	202,075,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008
Cash Flow from Operating Activities
Net loss	$(1,121,132)	$(1,500,565)
Adjustments to reconcile net loss to net
Cash used in operating activities
Depreciation	15,728	14,372
Non cash compensation	859,630	102,679
Interest expense on note payable	6,801	35,121
Interest expense on note payable - related party	4,903	58
Bad debt expense		(9,362)
Changes in operating assets and liabilities
Accounts receivable	-	11,188
Prepaid expenses	17,810	(7,810)
Deposits and other assets		515
Acccounts payable and accrued liabilities	99,915	(84,259)
Cash overdraft	3,446
Deferred revenue	(3,530)	1,556
Advance Customer Payments	-	(50,000)

Net Cash used in operating activities	(116,429)	(1,486,507)

Cash flows from Investing activities
Purchase of equipment	-	(11,402)
Net cash used in investing activities	-	(11,402)

Net cash flow from financing activities
Proceeds from notes payable	79,409	119,771
Proceeds from notes payable - related party	32,729	-
Payments on loans from related parties	-	(500,000)
Proceeds from stock subscription	-	600,000
Net cash provided by financing activities	112,138	219,771

Net Cash Decrease	(4,291)	$(1,278,138)

Cash and cash equivalents at beginning of period	7,844	1,367,415

Cash and cash equivalent at end of period	$3,553	$89,277

Supplemental disclosure of cash flow information
Cash paid during the period for
Cash paid for income taxes	$-	$-
Cash paid for Interest	$-	$-
Supplemental disclosure of non-cash financing activities
Common issued for stock subscriptions	$-	$3,750,000
Cancellation of debt by stockholder
recorded as contribution to additional paid in capital	$-	$636,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $356,570 and $1,121,132 for the three and nine months ended September 30, 2009 and $1,977,158 and for the year ended December 31, 2008 and had an accumulated deficit of $420,439 as of September 30, 2009 and $158,937 as of December 31, 2008.  The Company has a negative working capital of $475,039 as of September 30, 2009.

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

Advertising

The Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  Advertising expense incurred for the three months ended September 30, 2009 and 2008, was $0 and $384 respectively.  Advertising expense incurred for the nine months ended September 30, 2009 and 2008, was $16,667 and $118,492, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-based compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No.101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates ASC 605-25, "Multiple-Element Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

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

Recent Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.
In September 2009, the FASB issued ASU No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of September 30, 2009, SFAS No. 166 has not been added to the Codification.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 12, Subsequent Events.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures”, related to providing guidance on when the volume and level of hactivity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB ASC 320, “Investments – Debt and Equity”, amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Insturments”, to require interim disclosures about the fair value of financial instruments”.  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

In January 2009, the FASB issued an update to FASB ASC 325, “Investments – Other”, which amends the impairments guidance on recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The update also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB ASC 320, “Investments – Debt and Equity Securities”, and other related guidance.  The adoption of this update in the second quarter of 2009 did not have a significant impact on the Company’s financial statements.

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other” on accounting for defensive intangible assets”.  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

In May 2008, the FASB issued an update to FASB ASC 470, “Debt”, with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives  and Hedging”.  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in January 2009 without significant financial impact.

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives  and Hedging”  This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations”which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this SFAS in the first quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended September 30, 2009.  The warrants to the purchase of 8,175,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and six months ended September 30, 2009.

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

3. PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2009	December 31, 2008
Prepaid expenses	$-	$16,667
Prepaid insurance	-	1,143
Total prepaid	$-	$17,810

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30, 2009	December 31, 2008
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(169,118)	(153,390)
Net furniture and equipment	$38,786	$54,514

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $4,304 and $5,884 for the three months ended September 30, 2009 and 2008, respectively.  Depreciation expense totaled $15,728 and $14,372 for the nine months ended September 30, 2009 and 2008, respectively.

5. INTANGIBLE ASSETS

The Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of September 30, 2009 and December 31, 2008.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of September 30, 2009 and December 31, 2008. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark acquired exceeded its recorded book value at September 30, 2009 and December 31, 2008.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities consist of:	Septemeber 30, 2009	December 31, 2008
Accounts Payable	$105,559	$39,169
Payroll Liabilities	73,425	9,900
Total	$178,984	$79,069

7. NOTES PAYABLE

The Company has issued two Demand Notes.

The Company issued an unsecured Demand Note to Digital Health Inc.  The Note bears interest at a rate of seven percent per annul and is due on demand after two years.

September 30, 2009
Beginning Balance	-
Borrowings	79,409
Accrued Interest	2,707
Balance	$82,116

On September 26, 2008, the Company issued a Demand Note in the principle amount of $75,000 to an individual.  This Note bears interest at a rate of seven percent per annum, with interest accruing until note maturity.

	September 30, 2009	December 31, 2008
Beginning Balance	$76,390	$-
Borrowings	-	75,000
Accrued Interest	4,093	1,390
Balance	$80,484	$76,390

8. NOTES PAYABLE - RELATED PARTY

On July 31, 2008, the Company issued an unsecured Demand Note in the principle amount of $89,771 to Cybervault LLC, a company wholly owned by the Company’s Chief Executive Officer.  The Note bears interest at a rate of seven percent per annum.

	September 30, 2009	December 31, 2008
Beginning Balance	$91,518	$
Borrowings	3,529		89,771
Accrued Interest	4,903		1,747
Balance at	$99,950		$91,518

Throughout the previous nine months the Company received additional funds totaling $31,200 from relatives of the Company’s CEO.  These amounts are due on demand and bear no interest rate.  Total amount due to relatives as of September 30, 2009 is $31,200.

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

On September 23, 2008, in connection with the Cancellation of Debt Agreement with Vantage Group  14,000,000 share of restricted common stock, previously issued on February 27, 2008 were cancelled and returned to the Company.

On September 30, 2008 the Company issued 2,000,000 shares of restricted common stock in exchange for $300,000.

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

On May 05, 2009 the Company issued 120,189,675 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $96,152.

On May 19, 2009 the Company issued 7,142,857 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $3,572.

On May 26, 2009 the Company issued 8,000,000 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of 6,400.

On June 11, 2009 the Company issued 107,189,500 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $96,470.

On June 22, 2009 the Company issued $25,000,000 shares of common stock for amounts due employees and consultants.  The share issuance had a market value of $20,000

On July 20, 2009  the Company issued 64,147,106 share of common stock for amounts due consultants.  The share issuance had a market value of $32,074.

On July 27, 2009 the Company issued 2,500,000 shares of common stock for amounts due to employees and consultants.  The share issuance had a market value of $2,500.

On July 29, 2009 the Company issued 60,073,553 shares of common stock for amounts due to employees and consultants.  The share issuance had a market value of $72,088.

On July 31, 2009 the Company issued 25,000,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of $20,000.

On August 1, 2009 the Company issued 500,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of $450.

On August 6, 2009 the Company issued 65,972,222 shares of common stock for amounts due to employees.  The share issuance had a market value of $59,375.

On August 13, 2009 the Company issued 21,040,667 shares of common stock for amounts due to consultants.  The share issuance had a market value of $16,833.

On August 28, 2009 the Company issued 98,000,000 shares of common stock for amounts due to employees.  The share issuance had a market value of $58,800.

On September 30, 2009 the Company issued 12,841,778 shares of common stock for amounts due to consultants.  The share issuance had a market value of $11,558.

.
Stock Options

A summary of option activity under the Plan as of September 30, 2009, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	5,640,000	$.080
Issued	-	-
Exercised	-	-
Forfeited or expired	-	$-
Outstanding at December 31, 2008	5,640,000	$0.80
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2009	5,640,000	0.80
Non-vested at September 30, 2009	-	$-
Exercisable at September 30, 2009	5,640,000	$0.80

The options outstanding as of September 30, 2009  have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	1.00	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the nine months ended September 30, 2009 and 2008, the Company recorded no compensation expense related to options.

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

As of December 31, 2007, all warrants were fully vested. During the quarter ended March 31, 2008, the Company issued 16,200,000 three year warrants to purchase an aggregate of 16,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share as part of the common stock sales.   On September 23, 2008, in connection with the Cancellation of Debt Agreement with Vantage, 8,400,000 warrants previously mentioned were cancelled (See Note 8).  A summary of the warrants outstanding and exercisable appears below:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	.72	$3.50	50,000	.72
$5.00	50,000	.97	$5.00	50,000	.97
$6.50	50,000	1.22	$6.50	50,000	1.22
$8.00	50,000	1.47	$8.00	50,000	1.47
$0.60	7,800,000	1.25	$0.60	7,800,000	1.25
$0.56	175,000	3.25	$0.56	175,000	3.25
	8,175,000	1.29	$0.73	8,175,000	1.29

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

During the nine months ended September 30, 2008, the Company recorded the fair value of the warrants totaling $80,553 as compensation expense.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2008	8,175,000	$.073
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September30, 2008	8,175,000	$0.73

11. RELATED PARTY TRANSACTIONS

See Notes 8 and 9.

12.  SUBSEQUENT EVENTS

The Company adopted FASB ASC 855, Subsequent Events effective June 15, 2009. ASC 855 defines subsequent events as either recognized (events that existed at the balance sheet date and therefore should be reflected in the financial statements) or non-recognized (events that did not exist at the balance sheet date and are not reflected in the financial statements; material non-recognized subsequent events should be disclosed). ASC 855 requires the Company to disclose the date through which it has evaluated subsequent events and whether the date represents the date the financial statements were issued or were available to be issued. The Company has evaluated subsequent events through August 16, 2009, the date the financial statements were issued.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 2008

Revenues

Revenues for the quarter ended September 30, 2009 totaled $5,155 compared to revenues of $25,361 during the quarter ended September 30, 2008.   The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to Medefile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2009 totaled $353,008 consisting primarily of non-cash compensation, marketing costs and professional fees. This is a increase of $27,724 or approximately 8.5%compared to selling, general and administrative expenses of $325,284 for the quarter ended September 30, 2008. The overall decrease in the total selling, general and administrative is primarily due a decrease in sales, marketing, and business development expenses.

Depreciation Expense

Depreciation expense totaled $4,304 for the quarter ended September 30, 2009, compared to depreciation expense of $5,884during the quarter ended September 30, 2008. The decrease was due to some assets being fully depreciated and the purchase of assets in the 2008.

Interest Expense

Net interest expense for the quarter ended September 30, 2009 was $4,413, a decrease of $5,452 or approximately55.2% compared to interest expense of $9,865 during the quarter ended September 30, 2008. The reason for the decrease was reduction in loans payable – related party, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for quarter ended September 30, 2009 was $356,570 or $0.00 per share, a decrease of $40,918or approximately 12.9%, compared to a net loss of $315,652 or $0.0per share during the quarter ended September 30, 2008.

NINE MONTHS ENDING SEPTEMBER 30, 2009 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2008

Revenues

Revenues for the nine months ended September 30, 2009 totaled $12,611 compared to revenues of $47,642 during the nine months ended September 30, 2008.   The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2009 totaled $1,106,311 consisting primarily of non-cash compensation, marketing costs and professional fees. This is a decrease of $392,217 or approximately 26.1% compared to selling, general and administrative expenses of $1,498,528 for the nine months ended September 30, 2008. The overall decrease in the total selling, general and administrative is primarily due an decrease in sales, marketing, and business development expenses.

Depreciation Expense

Depreciation expense totaled $15,728 for the nine months ended September 30, 2009, compared to depreciation expense of $14,372 during the nine months ended September 30, 2008. The increase was due to some assets being fully depreciated and the purchase of assets in the 2008.

Interest Expense

Net interest expense for the nine months ended September 30,, 2009 was $11,704, a decrease of $23,603 or approximately 66.8% compared to interest expense of $35,307during the nine months ended September 30, 2008. The reason for the decrease was reduction in loans payable – related party, reducing the average amount of the loan outstanding.

Net Loss

For the reasons stated above, our net loss for nine months ended September 30, 2009 was $1,121,132 or $0.00  per share, an decrease of $379,433 or approximately 25.2%, compared to a net loss of$1,500,565 or $0.01 per share during the nine months ended September 30, 2009.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $3,553.  Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $116,499. Current liabilities of $478,592 consisted of $178,984 for accounts payable, cash overdraft of $3,446, $162,600 for notes payable and $131,150 for notes payable to a related parties. We have negative working capital of approximately $475,039.

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,121,132 for the nine months ended September 30, 2009 and $1,977,158 for the year ended December 31, 2008 and had an accumulated deficit of $420,439 as of September 30, 2009.  The Company had a negative working capital of $475,039 as of September 30, 2009.

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

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2009, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009  to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended September 30, 2009, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Realty Associates Fund VI, LP

On April 3, 2009, Realty Associates Fund VI, LP filed suit against the Company in the Superior Court of New Jersey, Law Division – Morris County, alleging amounts owed under the Company’s lease with Realty Associates.  On August 5, 2009, Realty Associates requested that the court enter a default judgment against the Company in the amount of $204,535.26

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On July 31, 2009 the Company issued 25,000,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of $20,000.

On August 1, 2009 the Company issued 500,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of $450.

On August 6, 2009 the Company issued 65,972,222 shares of common stock for amounts due to employees.  The share issuance had a market value of $59,375.

On August 13, 2009 the Company issued 21,040,667 shares of common stock for amounts due to consultants.  The share issuance had a market value of $16,833.

On August 28, 2009 the Company issued 98,000,000 shares of common stock for amounts due to employees.  The share issuance had a market value of $58,800.

On September 30, 2009 the Company issued 12,841,778 shares of common stock for amounts due to consultants.  The share issuance had a market value of $11,558.

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

MEDEFILE INTERNATIONAL, INC.

November 16, 2009	By:	/s/ Milton Hauser
Milton Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)