Form 10-K
period 2009-12-31
Medefile International, Inc.
filed 2010-04-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTC Bulletin Board of $0.0005was approximately $428,600   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 15, 2010 was 1,463,021,410.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Members

As of December 31, 2009, MedeFile had approximately 2000 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

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

Employees

From our inception through the period ended December 31, 2009, we have relied on the services of outside consultants.

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

We have experienced a net loss of $2,088,960 or $0.00 per share, for the year ended December 31, 2009. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. The audit opinion contained in our financial statements raises substantial doubt about our ability to continue as a going concern. Our operating expenses have outpaced and are likely to continue to outpace revenues. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. We may never be able to reduce these losses, which would require us to seek additional debt or equity financing. If such financing is obtained our existing shareholders may experience significant additional dilution.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing our consolidated financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report dated April 15, 2010 that included an explanatory paragraph expressing doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon our ability to attain future profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dependence upon Major Customer

For the years ended December 31, 2009, there was no single customer which accounted for a majority of the revenues. and for the year ended December 31, 2008, there was no single customer accounted for a majority of revenues. We do not have a written agreement with our customers. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

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

	2009	2010
12 Months ended 12/31	$34,686	$30,720

We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. Except as described below, we are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Consumer Protection Corporation -

Plaintiff commenced an action on or about September 3, 2009, by the filing of a Complaint.  Plaintiff asserted claims arising from an alleged unsolicited facsimile concerning the Company.  Plaintiff alleged that the Company paid a company called to broadcast the facsimile to Plaintiff as well as other members of the proposed class.  Based upon these allegations, Plaintiff asserted claims for violations of the Telephone Consumer Protection Act, declaratory judgment, civil conspiracy, and aiding and abetting.  Plaintiff seeks class certification, injunctive relief, damages in accordance with the Telephone Consumer Protection Act, costs, attorneys' fees, and costs.

On December 8, 2008, the Company filed a motion to dismiss the Complaint.  On January 5, 2009, Plaintiff filed its response in opposition to the motion to dismiss.  On January 14, 2009, the Company filed its reply to the response.  In an order dated August 20, 2009, the court granted the Company's motion, but allowed the Plaintiff to file a motion to amend the complaint within ten days of the order.  On September 3, 2009, Plaintiff filed a motion to amend and attached a proposed amended complaint.   On September 21, 2009, the company opposed Plaintiff's motion to amend its complaint.

Plaintiff has also attempted to resolve this matter for $1,500.  The Company has denied the material allegations in the amended complaint and believes that the court will deny Plaintiff's motion to amend the complaint and dismiss the complaint in its entirety.

Realty Associates Fund VI, LP

On April 3, 2009, Realty Associates Fund VI, LP filed suit against the Company in the Superior Court of New Jersey, Law Division - Morris County, alleging amounts owed under the Company's lease with Realty Associates.  On August 5, 2009, Realty Associates requested that the court enter a default judgment against the Company in the amount of $204,535.26.  The Company has reached a settlement with the Plaintiff in the amount of $40,000, which shall be payable $20,000 upon execution of the settlement agreement and $20,00 within 120 days of execution. The initial payment was made on March 26, 2010.

 ITEM 4. RESERVED

 PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock as quoted on the Over The Counter Bulletin Board. Our stock is traded under the symbol "MDFI".

	High	Low
Quarter ended 03/31/08	$0.27	$0.11
Quarter ended 06/30/08	$0.44	$0.11
Quarter ended 09/30/08	$0.19	$0.09
Quarter ended 12/31/08	$0.10	$0.01
Quarter ended 03/31/09	$0.004	$0.0005
Quarter ended 06/30/09	$0.0015	$0.0004
Quarter ended 09/30/09	$0.002	$0.0004
Quarter ended 12/31/09	$0.007	$0.0008

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of April 15, 2010, there were approximately 1,044 holders of record of the Company's common stock. As of April 15, 2010, the Company had 1,463,021,410 its common stock issued and outstanding

IN-KIND DIVIDEND

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

The declaration of dividends on our common stock also may be restricted by the provisions of credit agreements that we may enter into from time to time

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which Medefile's common stock is authorized for issuance as of the fiscal year ended December 31, 2009.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved	-0-	-0-	-0-
by security holders

Equity compensation plans not	5,640,000	$ 0.80	4,360,000
approved by security holders

Total	5,640,000	$ 0.80	4,360,000

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, which plan has not yet been presented to shareholders for their approval, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below (See "ITEM 11. EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS").

2008 Amended and Restated Incentive Stock Plan

In November 2008, our board of directors adopted the 2008 Equity Incentive Plan and subsequently amended it in January 2009, June 2009 and July 2009 (the “2008 Plan”). The purpose of the 2008 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2008 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

2010 Incentive Stock Plan

In December 2009, our board of directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The purpose of the 2010 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2010 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2010 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

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

There have been no sales of unregistered securities in 2009.

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

Employees

From our inception through the period ended December 31, 2009, we have relied primarily on the services of outside consultants. As of December 31, 2009, MedeFile had a total 3 full time employees and 4 consultants.

The employees are covered by employment agreements, and we believe our relations with our employees favorable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

Revenues

Revenues for the year ended December 31, 2009 totaled $14,264, compared to revenues of $53,235 for the year ended December 31, 2008. The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The offsetting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2009 totaled $2,139,381 consisting primarily of consultant compensation, marketing costs and professional fees. This was an increase of $167,152 or approximately 8.5% compared to selling, general and administrative expenses of $1,972,229 for the year ended December 31, 2008. The overall increase in the total selling, general and administrative is primarily due to an increase in headcount, sales, marketing, and business development expenses. We expect expenses to increase in future periods as we continue to solicit new customers. Compensation expenses for the year ended December 31, 2009 totaled $1,723,630 compared to $346,116 for the year ending December 31, 2008. This compensation was for stock-based compensation to consultants.

Depreciation Expense

Depreciation and amortization expense totaled $19,975 and $20,240 for the years ended December 31, 2009 and 2008, respectively.

Interest Expense

Interest expense for the year ended December 31, 2009 was $19,547 a decrease of $18,185 or 48.20% compared to interest expense of $37,732 during the year ended December 31, 2008. The reason for the decrease was due to conversion of related party note payable to common stock.

Net Loss

For the reasons stated above, our net loss for year ended December 31, 2008 was $2,164,639 or $0.00 per share, an increase of $187,481or approximately 9,5%, compared to a net loss of $1,977,158 or $0.01 per share during the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of approximately $1,513.  Our current liabilities as of December 31, 2009 aggregated $692,957. Working capital deficit at December 31, 2009 was $691,444. We had an accumulated deficit of $13,670,246 and stockholders' deficit of $599,946 at December 31, 2009.

The Company used $319,908 of cash for operating activities during the year ended December 31, 2009. Cash used in investing activities for the year ended December 31, 2009 was $41,145. Cash provided by financing activities for the year ended December 31, 2009 was $354,722, consisting of net proceeds from loans by related and non-related parties.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2009 or as of the date of this report.

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

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

New Accounting Pronouncements

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

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 1, Subsequent Events.

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

ITEM 8. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F - 1 to F- 19.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Medefile International, Inc.

We have audited the accompanying consolidated balance sheets of Medefile International, Inc. as of December 31, 2009 and 2008, and the related consolidated statement of operation, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. Medefile International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medefile International, Inc. as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/L.L. Bradford & Company, LLC
April 15, 2010
Las Vegas, Nevada

Medefile International, Inc
Consolidated Balance Sheet

	As of	As of
	December	December
Assets	31, 2009	31, 2008
Current assets
Cash and cash equivalents	$1,513	$7,844
Prepaid expenses	-	17,810
Total current assets	1,513	25,654
Website development	41,145	-
Furniture and equipment, net of accumulated depreciation	34,539	54,514
Deposits and other assets	14,475	14,475
Intangibles	1,339	1,339
Total assets	$93,011	$95,982

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$146,556	$79,069
Cash overdraft	862	-
Deferred revenues	1,362	5,942
Notes payable	411,253	76,390
Notes Payable - related parties	132,924	93,518
Total Current Liabilities	692,957	254,919

Stockholders' Deficit
Preferred stock, $.0001 par value: 10,000 authoriaed,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 1,500,000 and 300,000 authorized;
1,463,021,410 and 218,493,971 shares issued and
outstanding on December 31, 2009 and 2008 respectively	146,302	21,849
Additional paid in capital	12,923,998	11,324,821
Accumulated deficit	(13,670,246)	(11,505,607)
Total stockholders deficit	(599,946)	(158,937)
Total liability and stockholders' deficit	$93,001	$95,982

The accompanyng notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenue	$14,264	$53,235

Operating expenses
Selling, general and administrative expenses	2,139,381	1,972,229
Depreciation and amortization expense	19,975	20,240
Total operating expenses	2,159,356	1,992,469

Loss from operations	(2,105,092)	(1,939,234)

Other Income/Expenses
Loss on securities	-	192
Interest expense note payable	12,871	3,136
interest expense - related party note payable	6,676	34,596
Total other income(expense)	19,547	37,924

Loss before income tax	(2,164,639)	(1,977,158)
Provision for income tax	-	-
Net Loss	$(2,164,639)	$(1,977,158)

Net loss per share: basic and diluted	$(0.00)	$(0.01)

Weighted average share outstanding	791,455,976	200,953,132

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statement of Stockholders' Equity
For the Years ended December 31, 2009 and 2008

						Other
				Common		Accumulated
	Shares			Stock	Accumulated	Comprehensive
	Outstanding	Amount	APIC	Subscribed	Deficit	Gain	Total
December 31, 2007	178,733,910	$17,873	$5,893,302	$3,750,000	$(9,528,803)	$354	$132,726
Common stock issured
for exercise of stock
options	37,500	4	(4)
Common stock sale	2,000,000	200	299,800				300,000
Common stock issued
for reduction
in note payable	14,000,000	1,400	2,098,600	(2,100,000)
Common stock issued
for stock subscriptions	11,000,000	1,100	1,648,900	(1,650,000)
Recharacterize
comprehensive gain					354	(354)
Common stock warrants			41,558				41,558
issued for
compensation			61,120				61,120
Common stock sale	2,000,000	200	299,800				300,000
cancellation of
debt by related
party			636,701				636,701
Cancellation of
Shares - related party	(14,000,000)	(1,400)	1,400
S-8 Share issued
for employee and
consultants	24,722,561	2,472	343,644				346,116
Net loss					(1,977,158)		(1,977,158)
December 31, 2008	218,493,971	21,849	11,324,821	-	(11,505,607)	-	(158,937)

S-8 Share issued
for consultants anc
employees	1,244,527,439	124,453	1,599,177				1,723,630

Net loss					(2,164,639)		(2,164,639)
December 31, 2009	1,463,021,410	$146,302	$12,923,998	-	$(13,670,246)	-	$(599,946)

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(2,164,639)	$(1,977,158)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	19,975	20,240
Non cash compensation	-	102,678
S-8 issuance of shares	1,723,630	346,116
Interest Expense	12,871	3,136
Interest Expense - related party	6,676	34,596
Bad debt expense	-	(3,134)

Changes in operating assets and liabilities
Accounts Receivable	-	2,808
Prepaid Expenses	17,810	8,272
Deferred revenue	(4,580)	(401)
Accounts payable and accrued liabilities	27,487	(105,745)
Cash overdraft	862	-
Deposits and other assets	-	515
Advance customer payments	-	(50,000)
Net Cash used in operating activities	(319,908)	(1,618,077)
Cash flows from investing activities
Website Development	(41,145)	-
Purchase equipment	-	(11,402)
Net cash used in investing activities	(41,145)	(11,402)
Cash flows from financing activities
Proceeds from notes payable by related parties	32,730	93,518
Proceeds from note payable	(67,487)	76,390
Payments of loans from related parties	-	(500,000)
Proceeds from common stock sale	-	600,000
Net cash provided by financing activities	354,722	269,908
Net increase(decrease) in cash and cash equivalents	(6,331)	(1,359,571)
Cash and cash equivalents at beginning of period	7,844	1,367,415
Cash and cash equvalents at end of period	$1,513	$7,844

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock issued for stock subscriptions	$-	$3,750,000
Cancelleation of debt by stockholder
recorded as contribution to additional paid in capital	$-	$636,701

The accompanying notes are an integral part of these consolidated financial statements

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $2,164,639 and $1,977,158 for the years ended December 31, 2009 and 2008, respectively and had an accumulated deficit of $13,670,246 as of December 31, 2009.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2009 of approximately $51,106. The Company incurred $118,491 advertising costs for the year ended December 31, 2008.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition
.

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

Website Development Costs

The Company's policy is to capitalize website development costs at original cost and amortize the balance over the life of the product.  The life of website will be determined at the completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

The Company expenses all development costs associated with the conceptual formulation and evaluation of alternatives until the application development stage has been reached. Costs to improve or support the technology are expensed as these costs are incurred.

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable. At December 31, 2009 the amount of $1,362 was in deferred revenue compared to $5,941 at December 31, 2008.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding.  Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2009.  The warrants to the purchase of 8,175,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2009.

Stock Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement

New Accounting Pronouncements

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

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 1, Subsequent Events.

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

Certain amounts previously reported have been reclassified to conform to the current year presentation.

2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Computer and Equipment	$169,286	$169,286
Furniture and Fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: Accumulated depreciation	(173,365)	(153,390)
Total Furniture and Fixtures	$34,539	$54,514

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation and amortizations expense totaled $19,975 and $20,241 for the year ended December 31, 2009 and 2008, respectively.

3. INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment,  and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of December 31, 2008.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of December 31, 2009. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark  acquired exceeded its recorded book value at December 31, 2009.

4. NOTES PAYABLE.

On September 26, 2008, the Company issued a Demand Note in the principal amount of $75,000 to an individual.  This Note bears interest at a rate of seven percent per annum

	December 31, 2009	December 31, 2008
Beginning Balance	$76,390	$--
Borrowing	--	75,000
Accrued Interest	5,522	1,390
Balance	$81,912	$76,390

The Company issued an unsecured Demand Note to Digital Health Inc.  The note bears an interest at a rate of seven percent per annum and is due on deman after two years.

December 31, 2009
Beginning Balance	$--
Borrowing	321,993
Accrued Interest	7,349
Balance	$329,342

5. NOTES PAYABLE – RELATED PARTY

On July 31, 2008, the Company issued an unsecured Demand Note in the principal amount of $44,771 to Cybervault LLC,  a company wholly owned by Medefile CEO.  The Note bears interest at a rate of seven percent per annum.  Additionally, during the fourth quarter of 2008, an additional $ 45,000  has been received from Cybervault LLC.

	December 31, 2009	December 31, 2008
Beginning Balance	$91,518	$--
Borrowings	3,530	89,771
Accrued Interest	6,676	1,747
Balance at year end	$101,724	$91,518

During the years ended December 31, 2009 and 2008, the Company received funds totaling $29,200 and $2,000 respectively from a relative of the Company’s CEO.  The amount totaling $31,200 as of December 31, 2009 are due on demand and bears no interest.

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

7. EQUITY

Common Stock

The Company has authorized 10,000 shares of Series A Preferred Stock with a par value of $0.0001 per share.

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

The Company has authorized 1,500,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2009, the Company has 1,463,021,410 shares of common stock issued and outstanding.

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

On September 30, 2008 the Company issued 2,000,000 shares of restricted common stock in exchange for $300,000

On December 16, 2008 the Company issued 24,722,561 shares of common stock for amount due of $29402 to consultants.  The market value of the shares issued was $346,116.

On January 23, 2009 the Company issued 109,579,135 shares of common stock for amounts due to consultants.  The share issuance had a market value of $202,381.

On January 28, 2009 the Company issued 14,027,439 shares of common stock for amounts due to consultants. The share issuance had a market value of $28,410.

On February 20, 2009 the Company issued 28,410,864 shares of common stock for amounts due to consultants.  The share issuance had a market value of $28,410.

On March 04, 2009 the Company issued 87,826,007 shares of common stock for amounts due to consultants.  The share issuance had a market value of $70,261.

On March 16, 2009 the Company issued 45,689,216 shares of common stock for amounts due to consultants.  The share issuance had a market value of $27,413.

On April 08, 2009 the Company issued 11,397,420 shares of common stock for amounts due to  consultants.  The share issuance had a market value of $6,838.

On May 05, 2009 the Company issued 120,189,675 shares of common stock for amounts due to consultants.  The share issuance had a market value of $96,152.

On May 19, 2009 the Company issued 7,142,857 shares of common stock for amounts due to  consultants.  The share issuance had a market value of $3,572.

On May 26, 2009 the Company issued 8,000,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of 6,400.

On June 11, 2009 the Company issued 107,189,500 shares of common stock for amounts due to consultants.  The share issuance had a market value of $96,470.

On June 22, 2009 the Company issued $25,000,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of $20,000

On July 20, 2009  the Company issued 64,147,106 share of common stock for amounts due to consultants.  The share issuance had a market value of $32,074.

On July 27, 2009 the Company issued 2,500,000 shares of common stock for amounts due to  consultants.  The share issuance had a market value of $2,500.

On July 29, 2009 the Company issued 60,073,553 shares of common stock for amounts due to consultants.  The share issuance had a market value of $72,088.

On July 31, 2009 the Company issued 25,000,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of $20,000.

On August 1, 2009 the Company issued 500,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of $450.

On August 6, 2009 the Company issued 65,972,222 shares of common stock for amounts due to consultants.  The share issuance had a market value of59,375.

On August 13, 2009 the Company issued 21,040,667 shares of common stock for amounts due to consultants.  The share issuance had a market value of $16,833.

On August 28, 2009 the Company issued 98,000,000 shares of common stock for amounts due to consultants.  The share issuance had a market value of $58,800.

On September 30, 2009 the Company issued 12,841,778 shares of common stock for amounts due to consultants.  The share issuance had a market value of $11,558.

On December 29, 2009 the Company issued 211,500,000 shares of common stock for amounts due to consultants.  The shares had a market value of $401,850.

On December 31, 2009 the Company issued 118,500,000 shares of common stock for amounts due to consultants.  The shares had a market value of $462,150.

Stock Options

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below

2008 Amended and Restated Incentive Stock Plan

In November 2008, our board of directors adopted the 2008 Equity Incentive Plan and subsequently amended it in January 2009, June 2009 and July 2009 (the “2008 Plan”). The purpose of the 2008 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2008 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

2010 Incentive Stock Plan

In December 2009, our board of directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The purpose of the 2010 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2010 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2010 Plan will be administered by our board of directors until such time as such authority has been delegated to a committee of the board of directors.

A summary of option activity under the Plan as of December 31, 2009, and changes during the period then ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	150,000	$1.17
Granted	5,660,000	0.80
Exercised
Forfeited or Expired	(150,000)	(1.17)
Outstanding at December 31, 2006	5,660,000	0.80
Granted	--	--
Exercised	--	--
Forfeited or Expired	(20,000)	$(2.00)
Outstanding at December 31, 2007	5,640,000	$0.80
Granted	--	--
Exercised	--	--
Forfeited or Expired	--	--
Outstanding at December 31, 2008	5,640,000	$0.80
Granted	--	--
Exercised	--	--
Forfeited or Expired	--	--
Outstanding at December 31, 2009	5,640,000	$0.80
Non-vested at December 31 2009	--
Exercised at December 31, 2009	5,640,000	$0.80

The options outstanding as of December 31, 2009 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$0.80	1.00	5,640,000	$0.80
Total	5,640,000	$0.80	1.00	5,640,000	$0.80

At December 31, 2009, the exercisable and outstanding options had no intrinsic value. Intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.19 and as of December 31, 2008, and the exercise price multiplied by the number of options outstanding.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share based compensation expense for the year ended December 31, 2009 and December 31, 2008 was $0 and $102,678 respectively.

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payount	--
Expected option in life-years	4

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

Warrants Outstanding			Warrants Excercisable
Exercise Price	Number Outstnding	Weighted Average Remaining Contractual Life(years)	Weighted Average Exercise Price	Number Excercisable	Weighted Average Remaining Contractual Life (years)
$3.50	50,000	1.22	3.50	50,000	1.22
$5.00	50,000	1.47	5.00	50,000	1.47
$6.50	50,000	1.72	6.50	50,000	1.72
$8.00	50,000	1.97	8.00	50,000	1.97
$0.60	7,800,000	1.75	0.60	7,800,000	1.75
$0.56	175,000	3.75	0.56	175,000	3.75
	8,175,000	11.88	.073	8,175,000	11.88

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payount	--
Expected option in life-years	3
Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at December 31, 2007	200,000	$5.75
Granted	16,375,000	0.60
Exercised	--	--
Canceled or expired	(8,400,000)	0.60
Outstanding at December 31, 2008	8,175,000	0.73
Granted	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2009	8,175,000	0.73

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payout	--
Expected option in life-years	4

8. INCOME TAXES

The Company’s recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

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

On April 3, 2009, Realty Associates Fund VI, LP filed suit against the Company in the Superior Court of New Jersey, Law Division, Morris County, alleging amounts owed under the Company's lease with Realty Associates. On August 5, 2009, Realty Associates requested that the court enter a default judgement against the Company, The Company has reached a settlement with the Plaintiff in the amount of $40,000m which shall be payable $20,000 upon execution of the settlement agreement and $20,000 within 120 days of execution. the initial payment was made on March 26, 2010.

10. MAJOR CUSTOMERS

For the years ended December 31, 2009 and 2008, there was no single customer which accounted for a majority of the revenues. We do not have a written agreement with our customers. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

11. SUBSEQUENT EVENTS

None

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

Management, with the participation of our principal executive officer, financial and accounting officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2009, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 9B. OTHER INFORMATION

On April 13, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation, pursuant to which it increased the number of shares of common stock that the Company has the authority to issue from 1,500,000,000 to 3,000,000,000.

PART III

 ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth certain information with respect to our directors and officers as of March 31, 2009. The following persons serve as our directors and executive officers:

Name	Age	Position

Milton Hauser	67	President, Chief Executive Officer, Acting Chief Financial Officer, Director

Michael S. Delin**	45	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended December 31, 2009, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2009, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton Hauser (1) President, CEO, Acting CFO and Director	2009 2008	-- 180,000	-- --	70,593 (4) --	-- --	-- --	-- --	22,300	202,300
Kevin Hauser Director of New Business Development	2009 2008	-- 121,016	-- --	270,343 (5) --	-- 718,243 (2)	-- --	-- --	5,600	809,843
Eric Rosenfeld (3) Chief Information Officer and Director	2009 2008	-- 133,857	-- --	-- --	-- 718,243 (2)	-- --	-- --	13,858	842,751
Peter LoPrimo Vice President, Sales and Marketing	2009 2008	-- 96,000	-- --	-- --	-- 718,243 (2)	-- --	-- --	--	814,243

(1)	In addition, other compensation also includesexpense reimbursements of approximately $12,000 paid by the Company related to personal expenses incurred during the fiscal year ended December 31, 2007.

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

(3)	On November 11, 2008, Eric Rosenfeld resigned from his position as Chief Information Officer, Secretary and as a member of the Board Directors of MedeFile International, Inc.
(4)	Milton Hauser’s stock awards represents 69,677,856 shares of S-8 stock issued throughout 2009, based on market value at date of award.

(5)	Kevin Hauser’s stock awards represent 250,917,415 share of S-8 stock issued throughout 2009, based on market value at date of award.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2009

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mitlon Hauser President, CEO, Acting CFO and Director	--	--	--	--	--	--	--	--	--
Kevin Hauser Director of New Business Development	1,800,000	--	--	$0.80	12/31/2009	--	--	--	--

  Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Milton Hauser	--	--	--	--	--	--	--

Michael Delin (1)	--	--	--	--	--	--	--

 (1) Mr. Delin became a Director effective December 12, 2008

OPTION GRANTS IN FISCAL 2009

The Company issued no option grants during 2009.

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

2008 Amended and Restated Incentive Stock Plan

The 2008 Plan, as amended, reserved 750,000,000 shares of common Stock for issuance. Under the 2008 Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

Purpose . The primary purpose of the 2008 Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration . The 2008 Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2008 Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2008 Plan, subject to certain limitations.

Eligibility . Under the 2008 Plan, options may be granted to key employees, officers, directors or consultants of the Company.

Terms of Options . The term of each option granted under the 2008 Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2008 Stock Plan, including the following:

(a) Purchase Price . The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2008 Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each non-incentive stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted;

(b) Vesting . The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. All options or grants which include a vesting schedule will vest in their entirety upon a change of control transaction as described in the 2008 Plan;

(c) Expiration . The expiration of each option shall be fixed by the Board of Directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the Board of Directors at the time such option is granted, an option shall be exercisable for ten years after the date on which it was granted, or five years for grants to certain executive officers. Each option shall be subject to earlier termination or repurchase as expressly provided in the 2008 Plan or as determined by the Board of Directors, in its discretion, at the time such option is granted;

(d) Transferability . No option shall be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2008 Plan shall be subject to execution, attachment or other process;

(e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2008 Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend; and

(f) Termination, Modification And Amendment . The 2008 Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2006 Incentive Stock Plan. Subject to certain restrictions, the 2008 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

2010 Incentive Stock Plan

The 2010 Plan has initially reserved 330,000,000 shares of common Stock for issuance. Under the 2010 Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

Purpose . The primary purpose of the 2010 Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration . The 2010 Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2010 Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2010 Plan, subject to certain limitations.

Eligibility . Under the 2010 Plan, options may be granted to key employees, officers, directors or consultants of the Company.

Terms of Options . The term of each option granted under the 2010 Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2008 Stock Plan, including the following:

(a) Purchase Price . The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2010 Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less that 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each non-incentive stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted;

(b) Vesting . The dates on which each option (or portion thereof) shall be exercisable and the conditions precedent to such exercise, if any, shall be fixed by the Board of Directors, in its discretion, at the time such option is granted. All options or grants which include a vesting schedule will vest in their entirety upon a change of control transaction as described in the 2010 Plan;

(c) Expiration . The expiration of each option shall be fixed by the Board of Directors, in its discretion, at the time such option is granted; however, unless otherwise determined by the Board of Directors at the time such option is granted, an option shall be exercisable for ten years after the date on which it was granted, or five years for grants to certain executive officers. Each option shall be subject to earlier termination or repurchase as expressly provided in the 2010 Plan or as determined by the Board of Directors, in its discretion, at the time such option is granted;

(d) Transferability . No option shall be transferable, except by will or the laws of descent and distribution, and any option may be exercised during the lifetime of the optionee only by such optionee. No option granted under the 2010 Plan shall be subject to execution, attachment or other process;

(e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2010 Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend; and

(f) Termination, Modification And Amendment . The 2010 Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2006 Incentive Stock Plan. Subject to certain restrictions, the 2010 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada.

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 31, 2010.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)(3)	Percentage of Common Stock (2)

Vantage Holding Ltd.(4)	93,318,750	6.38%
Milton Hauser (5)	45,000,000	3.0%
David Dorrance (6)	1,980,000	*
All officers and directors as a group (3 persons)	140,298,750	9.6

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Medefile International, Inc., 301 Yamato Rd, Ste 3155, Boca Raton, FL  33413.

(2) Applicable percentage ownership is based on 1,463,021,410 shares of common stock outstanding as of March 31, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(6) Represents 180,000 shares of common stock owned by Mr. Dorrance, and (ii) options to purchase 1,800,000 shares of common stock.

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

On July 31, 2008, the Company issued an unsecured Demand Note to Cybervault LLC,  a company wholly owned by Medefile CEO.  The Note bears interest at a rate of seven percent per annum.  As of December 31, 2009 the company has received a total of $93,301 with accrued interest of $8,423 the total owed amounts to $101,724.

 During the years ended December 31, 2009 and 2008, the Company received funds totaling $29,200 and $2,000 respectively from a relative of the Company’s CEO.  The amounts totaling $31,200 as of December 31, 2009 are due on demand and bears no interest.

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

AUDIT FEES

The aggregate fees billed by L.L. Bradford for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2009 and 2008 were as follows.

	2009	2008

Audit Fees	$45,000	$37,500
Audit Related Fees	1,200	-
Tax Fees		-
All Other Fees		-
Total Fees	$46,200	$37,500

AUDIT-RELATED FEES

Additional fees of $1,200 were billed by L.L. Bradford for services related to S-8 filings for the fiscal year ended December 31, 2009.

TAX FEES

No tax fees were billed by L.L. Bradford for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2009 and 2008.

ALL OTHER FEES

No other fees were billed by L.L. Bradford for the fiscal year ended December 31, 2009 and 2008.

ITEM 13. EXHIBITS

2.1
Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2010.

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 15, 2010	By:	/s/ Milton Hauser
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

SIGNATURE	TITLE	DATE

/s/ Milton Hauser	President, Chief Executive Officer and Chairman of	April 15, 2010
Milton Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	April 15, 2010
Michael S. Delin