Form 10-K/A
period 2009-12-31
Medefile International, Inc.
filed 2010-04-21
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K/A

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

301 Yamato Road, Suite 315
Boca Raton, FL 33431
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

We have experienced a net loss of $ 2,164,639 or $0.00 per share, for the year ended December 31, 2009. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. The audit opinion contained in our financial statements raises substantial doubt about our ability to continue as a going concern. Our operating expenses have outpaced and are likely to continue to outpace revenues. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. We may never be able to reduce these losses, which would require us to seek additional debt or equity financing. If such financing is obtained our existing shareholders may experience significant additional dilution.

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

/s/L.L. Bradford & Company, LLC
April 15, 2010
Las Vegas, Nevada

Medefile International, Inc
Consolidated Balance Sheet

	As of	As of
	December	December
Assets	31, 2009	31, 2008
Current assets
Cash and cash equivalents	$1,513	$7,844
Prepaid expenses	-	17,810
Total current assets	1,513	25,654
Website development	41,145	-
Furniture and equipment, net of accumulated depreciation	34,539	54,514
Deposits and other assets	14,475	14,475
Intangibles	1,339	1,339
Total assets	$93,011	$95,982

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$146,556	$79,069
Cash overdraft	862	-
Deferred revenues	1,362	5,942
Notes payable	411,253	76,390
Notes Payable - related parties	132,924	93,518
Total Current Liabilities	692,957	254,919

Stockholders' Deficit
Preferred stock, $.0001 par value: 10,000 authoriaed,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 1,500,000 and 300,000 authorized;
1,463,021,410 and 218,493,971 shares issued and
outstanding on December 31, 2009 and 2008 respectively	146,302	21,849
Additional paid in capital	12,923,998	11,324,821
Accumulated deficit	(13,670,246)	(11,505,607)
Total stockholders deficit	(599,946)	(158,937)
Total liability and stockholders' deficit	$93,011	$95,982

The accompanyng notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenue	$14,264	$53,235

Operating expenses
Selling, general and administrative expenses	2,139,381	1,972,229
Depreciation and amortization expense	19,975	20,240
Total operating expenses	2,159,356	1,992,469

Loss from operations	(2,145,092)	(1,939,234)

Other Income/Expenses
Loss on securities	-	192
Interest expense note payable	12,871	3,136
interest expense - related party note payable	6,676	34,596
Total other income(expense)	19,547	37,924

Loss before income tax	(2,164,639)	(1,977,158)
Provision for income tax	-	-
Net Loss	$(2,164,639)	$(1,977,158)

Net loss per share: basic and diluted	$(0.00)	$(0.01)

Weighted average share outstanding	791,455,976	200,953,132

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

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities
Net loss	$(2,164,639)	$(1,977,158)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	19,975	20,240
Non cash compensation	-	102,678
S-8 issuance of shares	1,723,630	346,116
Interest Expense	12,871	3,136
Interest Expense - related party	6,676	34,596
Bad debt expense	-	(3,134)

Changes in operating assets and liabilities
Accounts Receivable	-	2,808
Prepaid Expenses	17,810	8,272
Deferred revenue	(4,580)	(401)
Accounts payable and accrued liabilities	67,487	(105,745)
Cash overdraft	862	-
Deposits and other assets	-	515
Advance customer payments	-	(50,000)
Net Cash used in operating activities	(319,908)	(1,618,077)
Cash flows from investing activities
Website Development	(41,145)	-
Purchase equipment	-	(11,402)
Net cash used in investing activities	(41,145)	(11,402)
Cash flows from financing activities
Proceeds from notes payable by related parties	32,730	93,518
Proceeds from note payable	(67,487)	76,390
Payments of loans from related parties	-	(500,000)
Proceeds from common stock sale	-	600,000
Net cash provided by financing activities	354,722	269,908
Net increase(decrease) in cash and cash equivalents	(6,331)	(1,359,571)
Cash and cash equivalents at beginning of period	7,844	1,367,415
Cash and cash equvalents at end of period	$1,513	$7,844

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock issued for stock subscriptions	$-	$3,750,000
Cancelleation of debt by stockholder
recorded as contribution to additional paid in capital	$-	$636,701

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

On April 3, 2009, Realty Associates Fund VI, LP filed suit against the Company in the Superior Court of New Jersey, Law Division, Morris County, alleging amounts owed under the Company's lease with Realty Associates. On August 5, 2009, Realty Associates requested that the court enter a default judgement against the Company, The Company has reached a settlement with the Plaintiff in the amount of $40,000 which shall be payable $20,000 upon execution of the settlement agreement and $20,000 within 120 days of execution. the initial payment was made on March 26, 2010.  The Company recorded the $40,000 during the year ended December 31, 2009.

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

PART III

 ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth certain information with respect to our directors and officers as of March 31, 2009. The following persons serve as our directors and executive officers:

Name	Age	Position

Milton Hauser	67	President, Chief Executive Officer, Acting Chief Financial Officer, Director

Michael S. Delin	45	Director

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

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2010. (filed herewith)

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2010. (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 21, 2010	By:	/s/ Milton Hauser
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

SIGNATURE	TITLE	DATE

/s/ Milton Hauser	President, Chief Executive Officer and Chairman of	April 21, 2010
Milton Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	April 21, 2010
Michael S. Delin