Form 10-Q
period 2010-03-31
Medefile International, Inc.
filed 2010-05-24
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from__________________ to _________________________

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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of March 31, 2010: 1,463,021,410.

Table of Contents

Page
PART I

FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4. Controls and Procedures	17
ITEM 4(T). Controls and Procedures	17
17
PART II

OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3. Defaults Upon Senior Securities	18
ITEM 4. Reserved	19
ITEM 5. Other Information	19
ITEM 6. Exhibits	20
Signatures	21

Medefile International, Inc
Consolidated Balance Sheet

	Unaudited
	March 31,	December
Assets	2010	31, 2009
Current assets
Cash	$3,625	$1,513
Total current assets	3,625	1,513
Website development	55,545	41,145
Furniture and equipment, net of accumulated depreciation	30,289	34,539
Deposits and other assets	1,150	14,475
Intangibles	1,339	1,339
Total assets	$91,948	$93,011

Liabilities and Stockholders' Deficit
Accounts payable and accrued liabilities	$130,399	$146,556
Cash overdraft	862	862
Deferred revenues	1,688	1,362
Notes payable	514,796	411,253
Notes Payable - related parties	134,690	132,924
Total Current Liabilities	782,435	692,957

Stockholders' Deficit
Preferred stock, $.0001 par value: 10,000 authoriaed,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 1,500,000 and 300,000 authorized;
1,463,021,410 and 218,493,971 shares issued and
outstanding on March 31, 2010 and December 31, 2009 respectively	146,302	146,302
Additional paid in capital	12,923,998	12,923,998
Accumulated deficit	(13,760,787)	(13,670,246)
Total stockholders deficit	(690,487)	(599,946)
Total liability and stockholders' deficit	$91,948	$93,011

The accompanyng notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Revenue	$2,359	$4,740

Operating expenses
Selling, general and administrative expenses	79,175	509,035
Depreciation and amortization expense	4,250	5,712
Total operating expenses	83,425	514,747

Loss from operations	(81,066)	(510,007)

Other Income/Expenses
Interest expense note payable	(7,709)	(1,667)
interest expense - related party note payable	(1,766)	(1,579)
Total other income(expense)	(9,475)	(3,246)

Loss before income tax	(90,541)	(513,253)
Provision for income tax	-	-
Net Loss	$(90,541)	$(513,253)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	1,463,021,410	370,118,512
basic and diluted

The accompanyng notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(90,541)	$(513,253)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	4,250	5,712
S-8 issuance of shares	-	392,361
Interest Expense	7,709	3,246
Interest Expense - related party	1,766	-

Changes in operating assets and liabilities
Prepaid Expenses	-	(45,979)
Deposits and other assets	13,325	-
Accounts payable and accrued liabilities	(16,157)	96,293
Cash overdraft	-	-
Deferred revenue	326	(2,394)
Net Cash used in operating activities	(79,322)	(64,014)
Cash flows from investing activities
Website Development	(14,400)	-
Net cash used in investing activities	(14,400)	-

Proceeds from note payable	95,834	56,371
Net cash provided by financing activities	95,834	56,371
Net increase(decrease) in cash and cash equivalents	2,112	(7,643)
Cash and cash equivalents at beginning of period	1,513	7,844
Cash and cash equvalents at end of period	$3,625	$201

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern.  The Company has reported a net loss of $90,541 for the three ended March 31, 2010 and $2,164,639 for the year ended December 31, 2009 and had an accumulated deficit of $690,487 as of March 31, 2010 and $599,946 as of December 31, 2009.  The Company has a negative working capital of  $778,810 as of  March 31, 2010.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended March 31, 2010 and 2009 of approximately $2,568 and $0 respectively.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000  common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2010.  The warrants to the purchase of 8,175,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2010.

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

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2010	December 31, 2009
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(177,615)	(173,365)
Net furniture and equipment	$30,289	$34,539

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $4,250 and $5,712 for the three months ended March 31, 2010 and 2009, respectively.

4. INTANGIBLE ASSETS

The Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of March 31, 2010 and December 31, 2009.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of March 31, 2009 and December 31, 2000. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark acquired exceeded its recorded book value at March 31, 2010 and December 31, 2009.

5. NOTES PAYABLE

The Company has issued two Demand Notes.

The Company issued an unsecured Demand Note to Digital Health Inc.  The Note bears interest at a rate of seven percent per annul and is due on demand.

	March 31, 2010	December 31, 2009
Beginning Balance	$329,341	$-
Borrowings	95,834	321,992
Accrued Interest	6,287	7,349
Balance	$431,462	$329,341

On September 26, 2008 the Company issued a Demand Note in the principle amount of $75,000 to an individual.  This Note bears interest at a rate of seven percent per annum, with interest accruing until note maturity in September 2010.

	March 31, 2010	December 31, 2009
Beginning Balance	$81,912	$-
Borrowings	-	75,000
Accrued Interest	1,422	5,522
Balance	$83,334	$81,912

6. NOTES PAYABLE - RELATED PARTY

On July 31, 2008 the Company issued an unsecured Demand Note in the principle amount of 89,771 to Cybervault LLC, a company wholly owned by Medefile CEO.  The Note bears interest at a rate of seven percent per annum.

	March 31, 2010	December 31, 2009
Beginning Balance	$101,724	$91,518
Borrowings		3,530
Accrued Interest	1,766	6,676
Balance at	$103,490	$101,724

During the years ended December 31, 2009 and 2008 the Company received funds totaling $29,200 and $2,000 respectively from a relative of the Company’s CEO.  The amount totaling $31,200 as of March 31, 2010 are due on demand and bears no interest.

7. EQUITY

Common Stock

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

A summary of option activity under all Plans as of  March 31, 2010, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	5,640,000	$.080
Issued	-	-
Exercised	-	-
Forfeited or expired	-	$-
Outstanding at December 31, 2009	5,640,000	$0.80
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2010	5,640,000	0.80
Non-vested at March 31, 2010	-	$-
Exercisable at March 31 2010	5,640,000	$0.80

The options outstanding as of March 31, 2010  have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	1.00	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the three months ended March 31, 2010 and 2009, the Company recorded no compensation expense related to options.

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

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	.47	$3.50	50,000	.47
$5.00	50,000	.72	$5.00	50,000	.72
$6.50	50,000	.97	$6.50	50,000	.97
$8.00	50,000	1.22	$8.00	50,000	1.22
$0.60	7,800,000	1.00	$0.60	7,800,000	1.00
$0.56	175,000	3.00	$0.56	175,000	3.00
	8,175,000	1.29	$0.73	8,175,000	1.29

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2009	8,175,000	$.073
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2010	8,175,000	$0.73

8. RELATED PARTY TRANSACTIONS

See Notes 6 and 9.

9.  SUBSEQUENT EVENTS

On April 13, 2010, the Board of Directors increased the number of authorized shares from 1,500,000,000 to 3,000,000,000 shares.

On April 26, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased from Cybervault its demand note payable in the amount of $104,007 including principle and accrued interest through April 26, 2010.

On April 26, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased the note payable in the amount of $83,749 including principle and accrued interest through April 26, 2010.

On May 3, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased the note payable from another related party in the amount of $31,200.

On May 14, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased a note held by Digital Health, Inc. in the amount of $680,531.

On May 24, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.

The Company is currently seeking additional financing in order to carry out its strategic plans, however, no assurance can be provided that the funds will be raised.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on product introduction and customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 21, 2010. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-Q.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING March 31, 2010 COMPARED TO THREE MONTHS ENDING March 31, 2009

Revenues

Revenues for the quarter ended March 31, 2010 totaled $2,359 compared to revenues of $4,740 during the quarter ended March 31, 2009.   The decrease in revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to Medefile. The off-setting expense is charged to selling general and administrative expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2010 totaled 79,176 consisting primarily of marketing costs and professional fees. This is a decrease of $429,859 or approximately 84.4% compared to selling, general and administrative expenses of $509,035 for the quarter ended March 31, 2009. The overall decrease in the total selling, general and administrative is primarily due a decrease in non cash compensation, sales, marketing, and business development expenses.

Depreciation Expense

Depreciation expense totaled $4,250 for the quarter ended March 31, 2010, compared to depreciation expense of $5,712 during the quarter ended March 31, 2009. The decrease was due to some assets being fully depreciated and the purchase of assets in the 2009.

Interest Expense

Net interest expense for the quarter ended March 31, 2010 was $9,474, an increase of $6,228 or approximately 191.9% compared to interest expense of $3,246 during the quarter ended March 31, 2009. The reason for the increase was due to funds provided to the Company in the form of additional notes payable.

Net Loss

For the reasons stated above, our net loss for quarter ended March 31, 2010 was $90,541 or $0.00 per share, a decrease of $422,712 or approximately 82.4%, compared to a net loss of 513,253 or $0.00 per share during the quarter ended March 31, 2009.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $3,625.  Net cash used in operating activities for the three months ended March 31, 2010 was approximately $98,271. Current liabilities of $782,435 consisted of $130,399 for accounts payable and accrued liabilities, cash overdraft of $862, $514,796 for notes payable and $134,690 for notes payable to a related parties. We have negative working capital of approximately $778,810.

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $90,541 for the three months ended March 31, 2010 and $2,164,639 for the year ended December 31, 2009 and had an accumulated deficit of $690,487 as of March 31, 2010.  The Company had a negative working capital of $778,810 as of March 31, 2010.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2010 or as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended March 31, 2010, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2010  to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended March 31, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about May 14, 2010, the Company settled this matter for $1,500.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 24, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock. The shares were issued in a transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Reserved

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

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007—Add stock sales agreements and note

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Section 302 Certification – Chief Executive Officer*

31.2	Section 302 Certification – Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

May 24, 2010	By:	/s/ Milton Hauser
Milton Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)