Form 10-Q
period 2010-06-30
Medefile International, Inc.
filed 2010-08-16
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Registrant’s telephone number, including area code 561-912-3393

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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of August 16, 2010: 3,403,021,410.

Medefile International, Inc
Consolidated Balance Sheet

	Unaudited
	June 30,	December
Assets	2010	31, 2009
Current assets
Cash	$1,054,963	$1,513
Inventory	28,330	-
Accounts receivable	2,976	-
Total current assets	1,086,269	1,513
Website development, net of accumulated amortization	57,700	41,145
Furniture and equipment, net of accumulated depreciation	26,092	34,539
Deposits and other assets	10	14,475
Intangibles	1,339	1,339
Total assets	$1,171,410	$93,011

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$67,295	$146,556
Cash overdraft	-	862
Deferred revenues	6,441	1,362
Notes payable	-	411,253
Notes Payable - related parties	-	132,924
Total Current Liabilities	73,736	692,957

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 1,500,000 and 300,000 authorized;
1,463,021,410 and 218,493,971 shares issued and
outstanding on June 30, 2010 and December 31, 2009 respectively	146,302	146,302
Common stock payable	3,114,818	-
Additional paid in capital	12,923,998	12,923,998
Accumulated deficit	(15,087,444)	(13,670,246)
Total stockholders equity (deficit)	1,097,674	(599,946)
Total liability and stockholders' equity (deficit)	$1,171,410	$93,011

The accompanyng notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenue	$4,242	$2,716	$6,602	$7,456

Operating expenses
Selling, general and administrative expenses	101,135	244,268	180,309	753,303
Depreciation and amortization expense	9,441	5,712	13,692	11,424
Total operating expenses	110,576	249,980	194,001	764,727

Loss from operations	(106,334)	(247,264)	(187,399)	(757,271)

Other Income/Expenses
Interest expense note payable	(3,879)	(2,419)	(10,166)	(4,086)
interest expense - related party note payable	(1,216,445)	(1,626)	(1,219,633)	(3,205)
Total other income (expense)	(1,220,324)	(4,045)	(1,229,799)	(7,291)

Loss before income tax	(1,326,658)	(251,309)	(1,417,198)	(764,562)
Provision for income tax	-	-	-	-
Net Loss	$(1,326,658)	$(251,309)	$(1,417,198)	$(764,562)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding	1,463,021,410	630,430,827	1,463,021,410	493,340,921

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc
Consolidated Statements of Cash Flows
(unaudited)
	For the	For the
	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,417,198)	$(764,562)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	8,447	11,424
Amortization	5,245
S-8 issuance of shares	-	585,952
Interest Expense	10,166	4,086
Interest Expense - related party	1,219,633	3,205

Changes in operating assets and liabilities
Accounts receivable	(2,976)
Inventory	(28,330)
Prepaid Expenses	-	17,810
Deposits and other assets	14,465	-
Accounts payable and accrued liabilities	(79,261)	44,656
Cash overdraft	(862)	-
Deferred revenue	5,079	(4,634)
Net Cash used in operating activities	(265,592)	(102,063)
Cash flows from investing activities
Website Development	(21,800)	-
Net cash used in investing activities	(21,800)	-
Cash flow from financing activities
Proceeds from common stock subscription	1,000,000
Proceeds from note payable related party		29,200
Proceeds from note payable	340,842	66,491
Net cash provided by financing activities	1,340,842	95,691
Net increase(decrease) in cash and cash equivalents	1,053,450	(6,372)
Cash and cash equivalents at beginning of period	1,513	7,844
Cash and cash equvalents at end of period	$1,054,963	$1,472

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of note payable and accrued interest	$900,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended June 30, 2010 and 2009 of approximately $0 and $16,667 respectively.  The Company incurred advertising costs for the six months ended June 30, 2010 and 2009 of approximately $2,568 and $16,667 respectively.

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

Website Development

Website Development includes the cost of developing the website through the final stage of completion.  The Company expenses Website Development over a three year period beginning in the June 30, 2010 quarter.  Expenses for the maintenance and operation of the website will be expensed as they are incurred.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000  common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and six months ended June 30, 2010.  The warrants to the purchase of 8,175,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and six months ended June 30, 2010.

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

3.   WEBSITE DEVELOPMENT.

The Company completed the development of a new website at a cost of $62,945, amortized over a three year period.

Website Development	June 30, 2010
Website development	$62,945
Accumulated amortization	57,700
Net website development	$57,700

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2010	December 31, 2009
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(181,812)	(173,365)
Net furniture and equipment	$26,092	$34,539

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $4,196 and $5,712 for the three months ended June 30, 2010 and 2009, respectively.  Depreciation expense totaled $8,446 and $11,424 for the six months ended June 30, 2010 and 2009, respectively.

5. INTANGIBLE ASSETS

The Company periodically tests its intangible assets for impairment.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations. There was no impairment of acquired intangibles as of June 30, 2010 and December 31, 2009.

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of June 30, 2010 and December 31, 2009. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark acquired exceeded its recorded book value at June 30, 2010 and December 31, 2009.

6. NOTES PAYABLE

The Company has issued two Demand Notes.

The Company issued an unsecured Demand Note to Digital Health Inc.  The Note bears interest at a rate of seven percent per annum and is due on demand. On May 14, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased and converted  a note held by Digital Health, Inc. in the amount of $680,531.

	June 30, 2010	December 31, 2009
Beginning Balance	$329,341	$-
Borrowings	341,024	321,992
Accrued Interest	10,166	7,349
Purchased and converted by Lyle Hauser	(680,531)	-
Balance	$-	$329,341

On September 26, 2008 the Company issued a Demand Note in the principle amount of $75,000 to an individual.  This Note bears interest at a rate of seven percent per annum, with interest accruing until note maturity in September 2010.  On April 26, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased and converted the note payable in the amount of $83,749 including principle and accrued interest through April 26, 2010

	June 30, 2010	December 31, 2009
Beginning Balance	$81,912	$-
Borrowings	-	75,000
Accrued Interest	1,837	5,522
Purchased and converted by Lyle Hauser	(83,749)	-
Balance	$-	$81,912

7. NOTES PAYABLE - RELATED PARTY

On July 31, 2008 the Company issued an unsecured Demand Note in the principle amount of $89,771 to Cybervault LLC, a company wholly owned by Medefile CEO.  The Note bears interest at a rate of seven percent per annum.  On April 26, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased from Cybervault its demand note payable in the amount of $104,007 including principle and accrued interest through April 26, 2010.

	June 30, 2010	December 31, 2009
Beginning Balance	$101,724	$91,518
Borrowings	-	3,530
Accrued Interest	2,283	6,676
Purchased by Lyle Hauser	(104,007)	-
Balance at	$-	$101,724

During the years ended December 31, 2009 and 2008 the Company received funds totaling $29,200 and $2,000 respectively from a relative of the Company’s CEO.  The amount totaling $31,200 as of June 30, 2010, are due on demand and bears no interest.  On May 3, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased the note payable from another related party in the amount of $31,200.

On April 26, 2010, Lyle Hauser, the son of the Company’s Chief Executive Officer, purchased the demand notes, including principle and interest from Cybervault and a note payable from an unrelated party.  On May 3, 2010, Lyle Hauser purchased the note payable from another related party.  On May 14, 2010, Lyle Hauser purchased note held by Digital Health.

On May 24, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.  Based on current market value of stock an additional $1,214,841 was incurred as interest in the transaction.  Total interest for the six months ended June 30, 2010 totaled $1,215,513 which includes accrued interest of $672 through the date of conversion.  The additional interest on the conversion of the note is a non cash charge.

Lyle Hauser Note	June 30, 2010
Beginning Balance	$-
Purchase Digital Note	680,531
Purchase Cybervault Note	104,007
Purchase Note – Unrelated Party	83,749
Purchase Note – Related Party	31,200
Interest Expense	1,215,513
Transferred to stock subscriptions	(2,115,000)
Balance at	$-

8. EQUITY

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

On May 24, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.  As of June 30, 2010, the conversion to common shares had not occurred.  The amount to be converted is reported in Common Stock Payable on the balance sheet.   The share were issued on July 20, 2010

In June 2010 the Company accepted an agreement for an aggregate of 1,000,000,000 shares of its common stock for a per share purchase price of $0.001 per share (the “June Private Placement”).  The Company received aggregate proceeds of $1,000,000 from its June Private Placement Agreement.  The shares were unissued as of June 30, 2010 and are recorded through Common Stock Payable.  The shares were issued July 20, 2010

Stock Options

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

A summary of option activity under all Plans as of March 31, 2010, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	5,640,000	$0.80
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	5,640,000	$0.80
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2010	5,640,000	0.80
Non-vested at June 30, 2010	-	-
Exercisable at June 30, 2010	5,640,000	$0.80

The options outstanding as of June 30, 2010 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	1.00	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the three and six months ended June 30, 2010 and 2009, the Company recorded no compensation expense related to options.

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

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$3.50	50,000	.22	$3.50	50,000	.22
$5.00	50,000	.47	$5.00	50,000	.47
$6.50	50,000	.72	$6.50	50,000	.79
$8.00	50,000	.97	$8.00	50,000	.97
$0.60	7,800,000	.75	$0.60	7,800,000	.75
$0.56	175,000	2.75	$0.56	175,000	2.75
	8,175,000	1.22	$0.73	8,175,000	1.22

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2009	8,175,000	$0.73
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 3, 2010	8,175,000	$0.73

9. RELATED PARTY TRANSACTIONS

See Note 6 and 7
On April 26, 2010, Lyle Hauser, the son of the Company’s Chief Executive Officer, purchased the demand notes, including principle and interest from Cybervault and a note payable from an unrelated party.  On May 3, 2010, Lyle Hauser purchased the note payable from another related party.  On May 14, 2010, Lyle Hauser purchased note held by Digital Health.

On May 24, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock and warrants to purchase an aggregate of 90,000,000 shares of the Company’s common stock.

In June 2010, Lyle Hauser, the son of the Company’s Chief Executive Officer, invested $250,000 in the June Private Placement and received 250,000,000 shares of the Company’s common stock.  In connection with the June Private Placement, Lyle Hauser also agreed to return and forfeit warrants to purchase an aggregate of 90,000,000 shares of the Company’s common stock that he had acquired in the May 2010 transaction.  In consideration for the cancellation of warrants, Lyle Hauser received an additional 450,000,000 shares of the Company’s common stock. This cancellation of warrants resulted in an effective reduction in the per share purchase price paid by Lyle Hauser in the May 2010 transaction from $0.002 per share to $0.001 per share.

10.  SUBSEQUENT EVENTS

On July 20, 2010 the Company issued 1,900,000,000 shares which were recorded as stock payable as of June 30, 2010.

On July 20, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation, pursuant to which it increased the number of shares of common stock that the Company has the authority to issue from 3,000,000,000 to 5,000,000,000.

On August 15, 2010, Milton Hauser resigned as President, Chief Executive Officer and as a director to the Board of Directors.  The Board of Directors appointed Kevin Hauser as President, Chief Executive Officer and to fill the vacancy on the Board created by the resignation of Milton Hauser.

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

Website Development

The Company has completed an extensive redesign of its website.  The site has been rebranded and enhanced search engine optimization (SEO).  During development, the Company used feedback from focus groups to make the site intuitive and user friendly.   In addition, improvements have been made to help convert sales through direct response campaigns

RESULTS OF OPERATIONS

THREE MONTHS ENDING JUNE 30, 2010 COMPARED TO THREE MONTHS ENDING JUNE 30, 2009

Revenues

Revenues for the quarter ended June 30, 2010 totaled $4,242 compared to revenues of $2,716 during the quarter ended June 30, 2009.   The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to Medefile. The off-setting expense is charged to selling general and administrative expense.  The company has increased it marketing and advertising efforts, as a result there has been a substantial increase in memberships over the previous period.  Revenues received from memberships are expenses through the period of the membership and therefore revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2010 totaled 101,135 consisting primarily of marketing costs and professional fees. This is a decrease of $143,133 or approximately 58.6% compared to selling, general and administrative expenses of $244,268 for the quarter ended June 30, 2009. The overall decrease in the total selling, general and administrative is primarily due a decrease in non cash compensation, sales, marketing, and business development expenses.

Depreciation and Amortization Expense

Depreciation and Amortization expense totaled $9,441 for the quarter ended June 30, 2010, compared to depreciation expense of $5,712 during the quarter ended June 30, 2009. This was due to some assets being fully depreciated and the purchase of assets in the 2009, in addition, the amortization of website development expenses beginning in this quarter.

Interest Expense

Net interest expense for the quarter ended June 30, 2010 was $1,220,324 an increase of $1,216,279 as compared to interest expense of $4,045 during the quarter ended June 30, 2009. The increase was due to payment of a note payable to a related party with common stock.  The fair market value, totaling $2,115,000 calculated on the date of the agreement, exceeded  the value of the note payable by $1,215,000 and was recorded as interest expense.   The additional interest on the conversion of the note is a non cash charge.

Net Loss

For the reasons stated above, our net loss for quarter ended June 30, 2010 was $1,326,658 or $0.00 per share, an increase of $1,075,349, compared to a net loss of $251,309 or $0.00 per share during the quarter ended June 30, 2009.

SIX MONTHS ENDING JUNE 30, 2010 COMPARED TO SIX MONTHS ENDING JUNE 30, 2009

Revenues

Revenues for the six months ended June 30, 2010 totaled $6,602 compared to revenues of $7,456 during the six months ended June 30, 2009.   The decrease in revenue is primarily related to a decrease in medical record reimbursement revenue received from members compared to the same period in 2009. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to Medefile. The off-setting expense is charged to selling general and administrative expense.  The company has increased it marketing and advertising efforts, as a result there has been a substantial increase in memberships over the previous period beginning in the month of June.  Revenues received from memberships are expenses through the period of the membership and therefore revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2010 totaled $180,309 consisting primarily of marketing costs and professional fees. This is a decrease of $572,994 or approximately 76.1% compared to selling, general and administrative expenses of $753,303 for the six months ended June 30, 2009. The overall decrease in the total selling, general and administrative is primarily due a decrease in non cash compensation, sales, marketing, and business development expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense totaled $13,692 for the six months June 30, 2010, compared to depreciation expense of $11,424 during the six months ended June 30, 2009. The decrease was due to some assets being fully depreciated and the purchase of assets in the 2009, in addition, the amortization of website development expenses beginning in this quarter of 2010.

Interest Expense

Net interest expense for the six months ended June 30, 2010 was $1,229,799, an increase of $1,222,508, compared to interest expense of $7,291 during the six months ended June 30, 2009. The increase was due to payment of a note payable to a related party with common stock.  The fair market value, totaling $2,115,000 calculated on the date of the agreement, exceeded the value of the note payable by $1,215,000 and was recorded as interest expense.   The additional interest on the conversion of the note is a non cash charge.

Net Loss

For the reasons stated above, our net loss for six months ended June 30, 2010 was $1,417,198 or $0.00 per share, an increase of $652,636, compared to a net loss of $764,562 or $0.00 per share during the six months ended June 30, 2009.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $1,054,963, Inventory of $28,330 and Accounts Receivable of $2,976.  Net cash used in operating activities for the six months ended June 30, 2010 was approximately $275,067. Current liabilities of $73,736 consisted of $67,295 for accounts payable and accrued liabilities and deferred revenues of $6,441. We have a working capital of $1,012,533.

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,417,198 for the six months ended June 30, 2010 and $2,164,639 for the year ended December 31, 2009 and had an accumulated deficit of $15,087,444 as of June 30, 2010.  The Company has a working capital of $1,012,533 as of June 30, 2010.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2010 or as of the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended June 30, 2010, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2010  to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended June 30, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Realty Associates Fund VI, LP

On April 3, 2009, Realty Associates Fund VI, LP filed suit against the Company in the Superior Court of New Jersey, Law Division - Morris County, alleging amounts owed under the Company's lease with Realty Associates.  On August 5, 2009, Realty Associates requested that the court enter a default judgment against the Company in the amount of $204,535.  The Company has reached a settlement with the Plaintiff in the amount of $40,000, which shall be payable $20,000 upon execution of the settlement agreement and $20,00 within 120 days of execution. The initial payment was made on March 26, 2010 and the final payment was made on July 19, 2010

Item 1A. Risk Factors

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item .

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4.

Reserved

Item 5. Other Information

On August 15, 2010, Milton Hauser submitted his resignation as President, Chief Executive Officer and as a member of the Board of Directors of the Company.  Effective August 15, 2010, Kevin Hauser was appointed as President, Chief Executive Officer, and as a member of the Board of Directors of the Company.  Kevin Hauser is the son of Milton Hauser.  He is 37 years old.  He was served as the Director of New Business Development of the Company since 2004.

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

MEDEFILE INTERNATIONAL, INC.

August 16, 2010	By:	/s/Kevin Hauser
Kevin Hauser
President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)