Form 10-Q
period 2010-09-30
Medefile International, Inc.
filed 2010-11-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of November 15, 2010: 3,413,021,410.

Table of Contents

Page
PART I

FINANCIAL INFORMATION
ITEM 1. Financial Statements	3
ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4. Controls and Procedures	17

PART II

OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3. Defaults Upon Senior Securities	18
ITEM 4. Reserved	18
ITEM 5. Other Information	18
ITEM 6. Exhibits	19
Signatures	20

Medefile International, Inc
Condensed Consolidated Balance Sheet

	Unaudited
	September 30	December
Assets	2010	31, 2009
Current assets
Cash	$802,310	$1,513
Inventory	82,325	-
Accounts receivable	3,017	-
Total current assets	887,652	1,513
Website development, net of accumulated amortization	52,454	41,145
Furniture and equipment, net of accumulated depreciation	23,228	34,539
Deposits and other assets	2,360	14,475
Intangibles	1,339	1,339
Total assets	$967,033	$93,011

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$88,810	$146,556
Cash overdraft	-	862
Deferred revenues	10,618	1,362
Notes payable	-	411,253
Notes Payable - related parties	-	132,924
Total Current Liabilities	99,428	692,957

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 5,000,000,000 and 300,000,000 authorized;
3,413,021,410 and 1,463,021,410 shares issued and
outstanding on September 30, 2010 and December 31, 2009 respectively	341,302	146,302
Additional paid in capital	15,908,816	12,923,998
Accumulated deficit	(15,382,513)	(13,670,246)
Total stockholders' equity (deficit)	867,605	(599,946)
Total liability and stockholders' equity (deficit)	$967,033	$93,011

The accompanyng notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue	$43,903	$5,155	$50,505	$12,611

Operating expenses
Selling, general and administrative expenses	330,863	353,008	511,172	1,106,311
Depreciation and amortization expense	8,109	4,304	21,801	15,728
Total operating expenses	338,972	357,312	532,973	1,122,039

Loss from operations	(295,069)	(352,157)	(482,468)	(1,109,428)

Other Income (expenses)
Interest expense - note payable	-	(2,715)	(10,166)	(6,801)
Interest expense - related party note payable	-	(1,698)	(1,219,633)	(4,903)
Total other income (expense)	-	(4,413)	(1,229,799)	(11,704)

Loss before income tax	(295,069)	(356,570)	(1,712,267)	(1,121,132)
Provision for income tax	-	-	-	-
Net Loss	$(295,069)	$(356,570)	$(1,712,267)	$(1,121,132)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding	1,978,131,704	980,673,014	1,009,955,771	658,583,641
basic and diluted

The accompanyng notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,712,267)	$(1,121,132)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	21,802	15,728
Stock based services	65,000	859,630
Interest expense	10,166	6,801
Interest expense - related party	1,219,633	4,903

Changes in operating assets and liabilities
Accounts receivable	(3,017)
Inventory	(82,325)
Prepaid expenses	-	17,810
Deposits and other assets	12,115	-
Accounts payable and accrued liabilities	(57,746)	99,915
Cash overdraft	(862)	3,446
Deferred revenue	9,256	(3,530)
Net Cash used in operating activities	(518,245)	(116,429)
Cash flows from investing activities
Website development	(21,800)	-
Net cash used in investing activities	(21,800)	-
Cash flow from financing activities
Proceeds from common stock subscription	1,000,000
Proceeds from note payable related party		32,729
Proceeds from note payable	340,842	79,409
Net cash provided by financing activities	1,340,842	112,138
Net increase (decrease) in cash and cash equivalents	800,797	(4,291)
Cash and cash equivalents at beginning of period	1,513	7,844
Cash and cash equvalents at end of period	$802,310	$3,553

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of note payable and accrued interest	$900,000	$-

The accompanyng notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.  Currently our operating account is above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended September 30, 2010 and 2009 of approximately $0 and $0 respectively.  The Company incurred advertising costs for the nine months ended September 30, 2010 and 2009 of approximately $2,568 and $16,667 respectively.

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

Website Development

Website Development includes the cost of developing the website through the final stage of completion.  The Company amortizes Website Development over a three year period beginning in the June 30, 2010 quarter.  Expenses for the maintenance and operation of the website will be expensed as they are incurred.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000  common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and nine months ended September 30, 2010.  The warrants to the purchase of 8,175,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and nine months ended June 30, 2010.

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

3.   WEBSITE DEVELOPMENT

The Website consists of the following:

	September 30, 2010	December 31, 2009
Website development	$62,945	$41,145
Accumulated amortization	(10,491)	-
Net website development	$52,454	$41,145

Amortization is calculated over a three year period beginning in the second quarter of 2010.  Amortization expense for the three months ending September 30, 2010 and 2009 is $5,245 and $0.  Amortization expense for the nine months ending September 30, 2010 and 2009 is $10,491 and $0.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30, 2010	December 31, 2009
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(184,676)	(173,365)
Net furniture and equipment	$23,228	$34,539

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $2,864 and $4,304 for the three months ended September 30, 2010 and 2009, respectively.  Depreciation expense totaled $11,311 and $15,728 for the nine months ended September 30, 2010 and 2009, respectively.

5. NOTES PAYABLE

The Company has issued two Demand Notes.

The Company issued an unsecured Demand Note to Digital Health Inc.  The Note bears interest at a rate of seven percent per annul and is due on demand. On May 14, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased and converted  a note held by Digital Health, Inc. in the amount of $680,531.

	September 30, 2010	December 31, 2009
Beginning Balance	$329,341	$-
Borrowings	341,024	321,992
Accrued Interest	10,166	7,349
Purchased and converted by Lyle Hauser	(680,531)	-
Balance	$-	$329,341

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

	September 30, 2010	December 31, 2009
Beginning Balance	$81,912	$-
Borrowings	-	75,000
Accrued Interest	1,837	5,522
Purchased and converted by Lyle Hauser	(83,749)	-
Balance	$-	$81,912

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

	September 30, 2010	December 31, 2009
Beginning Balance	$101,724	$91,518
Borrowings	-	3,530
Accrued Interest	2,283	6,676
Purchased by Lyle Hauser	(104,007)	-
Balance at	$-	$101,724

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

On May 24, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.  Based on current market value of stock an additional $1,214,841 was incurred as interest in the transaction.  Total interest for the nine months ended Septermber 30, 2010 totaled $1,215,513 which includes accrued interest of $672 through the date of conversion on May 13, 2010.  The additional interest on the conversion of the note is a non cash charge.

Lyle Hauser Note	September 30, 2010
Beginning Balance	$-
Purchase Digital Note	680,531
Purchase Cybervault Note	104,007
Purchase Note – Unrelated Party	83,749
Purchase Note – Related Party	31,200
Interest Expense	1,215,513
Transferred to stock subscriptions	(2,115,000)
Balance at	$-

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

On May 24, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.  As of June 30, 2010, the conversion to common shares had not occurred.  The amount to be converted is reported in Common Stock Payable on the balance sheet.   The share were issued on July 20, 2010.

In June 2010 the Company accepted an agreement for an aggregate of 1,000,000,000 shares of its common stock for a per share purchase price of $0.001 per share (the “June Private Placement”).  The Company received aggregate proceeds of $1,000,000 from its June Private Placement Agreement.  The shares were unissued as of June 30, 2010 and are recorded through Common Stock Payable.  The shares were issued July 20, 2010.

On August 16, 2010 the Company issued 10,000,000 shares of Common Stock for amounts due to consultants. The shares had a market value of $65,000.

Stock Options

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below:

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

A summary of option activity under all Plans as of September 30, 2010, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	5,640,000	$.080
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2009	5,640,000	$0.80
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2010	5,640,000	0.80
Non-vested at September 30, 2010	-	-
Exercisable at September 30, 2010	5,640,000	$0.80

The options outstanding as of September 30, 2010 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	.75	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the three and nine months ended September 30, 2010 and 2009, the Company recorded no compensation expense related to options.

Warrants

On June 19, 2006 the Company issued 200,000 warrants to consultants for services to be provided. The warrants vested in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007. During the third quarter of 2010, the warrants issued on June 19, 2006 have expired.  The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

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

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$5.00	50,000	.22	$5.00	50,000	.22
$6.50	50,000	.47	$6.50	50,000	.47
$8.00	50,000	.72	$8.00	50,000	.72
$0.60	7,800,000	.50	$0.60	7,800,000	.50
$0.56	175,000	2.5	$0.56	175,000	2.50
	8,125,000	.79	$1.41	8,175,000	.79

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2009	8,175,000	$.079
Granted	-	-
Exercised	-	-
Canceled or expired	50.000	-
Outstanding at September 30, 2010	8,125,000	$0.79

8. RELATED PARTY TRANSACTIONS

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

In June 2010, Lyle Hauser, the son of the Company’s Chief Executive Officer, invested $250,000 in the June Private Placement and received 250,000,000 shares of the Company’s common stock.  In connection with the June Private Placement, Lyle Hauser also agreed to return and forfeit warrants to purchase an aggregate of 90,000,000 shares of the Company’s common stock that he had acquired in the May 2010 transaction.  In consideration for the cancellation of warrants, Lyle Hauser received additional 450,000,000 shares of the Company’s common stock. This cancellation of warrants resulted in an effective reduction in the per share purchase price paid by Lyle Hauser in the May 2010 transaction from $0.002 per share to $0.001 per share.

9.  SUBSEQUENT EVENTS

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

Website Development

The Company has completed an extensive redesign of its website.  The site has been rebranded and made ready for search engine optimization (SEO).  During development, the Company used feedback from focus groups to make the site user friendly, intuitive and easy to use.  In addition improvement have been made to help direct response campaigns.

RESULTS OF OPERATIONS

THREE MONTHS ENDING SEPTEMBER 30, 2010 COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 2009

Revenues

Revenues for the quarter ended September 30, 2010 totaled $43,903 compared to revenues of $5,155 during the quarter ended September 30, 2009.   The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to Medefile. The off-setting expense is charged to selling general and administrative expense.  The company has increased it marketing and advertising efforts, as a result there has been a substantial increase in memberships over the previous period.  Revenues received from memberships are expenses through the period of the membership and therefore revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2010 totaled $330,863 consisting primarily of marketing costs and professional fees. This is a decrease of $22,145 or approximately 6.27% compared to selling, general and administrative expenses of $353,008 for the quarter ended September 30, 2009. The overall decrease in the total selling, general and administrative is primarily due a decrease in non cash compensation, sales, marketing, and business development expenses.

Depreciation and Amortization Expense

Depreciation and Amortization expense totaled $8,109 for the quarter ended September 30, 2010, compared to depreciation expense of $4,304 during the quarter ended June 30, 2009. This was due to some assets being fully depreciated and the purchase of assets in the 2009, in addition, the amortization of website development expenses began in the second quarter of 2010.

Interest Expense

Net interest expense for the quarter ended September 30, 2010 was $0 a decrease of $4,413 as compared to interest expense of $4,413 during the quarter ended September 30, 2009. The decrease was due to payment of a note payable to a related party with common stock in the second quarter of 2010.

Net Loss

For the reasons stated above, our net loss for quarter ended September 30, 2010 was $295,069 or $0.00 per share, an decrease of $61,501, compared to a net loss of $356,5770 or $0.00 per share during the quarter ended September 30, 2009.

NINE MONTHS ENDING SEPTEMBER 30, 2010 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2009

Revenues

Revenues for the nine months ended September 30, 2010 totaled $50,505 compared to revenues of $12,611 during the nine months ended September 30, 2009.   The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to Medefile. The off-setting expense is charged to selling general and administrative expense.  The company has increased its marketing and advertising efforts as a result there has been a substantial increase in memberships over the previous period.  Revenues received from memberships are expenses through the period of the membership and therefore revenue recognized represents a fraction of the membership in the quarter being reported.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2010 totaled $511,172 consisting primarily of marketing costs and professional fees. This is a decrease of $595,139 or approximately 53.8% compared to selling, general and administrative expenses of $1,106,311 for the nine months ended September 30, 2009. The overall decrease in the total selling, general and administrative is primarily due a decrease in non cash compensation, sales, marketing, and business development expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense totaled $21,801 for the nine months ended September 30, 2010, compared to depreciation expense of $15,728 during the nine months ended September 30, 2009. The decrease was due to some assets being fully depreciated and the purchase of assets in the 2009, in addition, the amortization of website development expenses beginning in the second quarter of 2010.

Interest Expense

Net interest expense for the nine months ended September 30, 2010 was $1,229,799, an increase of $1,218,095, compared to interest expense of $11,704 during the nine months ended September 30, 2009. The increase was due to payment of a note payable to a related party with common stock.  The fair market value, totaling $2,115,000 calculated on the date of the agreement, exceeded the value of the note payable by $1,215,000 and was recorded as interest expense.   The additional interest on the conversion of the note is a non cash charge.

Net Loss

For the reasons stated above, our net loss for nine months ended September 30, 2010 was $1,712,267 or $0.00 per share, an increase of $591,135, compared to a net loss of $1,121,132 or $0.00 per share during the nine months ended September 30, 2009.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of 802,310, Inventory of $82,325 and Accounts Receivable of $3,017.  Net cash used in operating activities for the nine months ended September 30, 2010 was approximately $518,246. Current liabilities of $99,428 consisted of $88,810 for accounts payable and accrued liabilities and deferred revenues of $10,618. We have a working capital of $788,224.

The accompanying condensed consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,712,267 for the nine months ended September 30, 2010 and $2,164,639 for the year ended December 31, 2009 and had an accumulated deficit of $15,382,513 as of September 30, 2010.  The Company has a working capital of $788,224 as of June 30, 2010.

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

Realty Associates Fund VI, LP

On April 3, 2009, Realty Associates Fund VI, LP filed suit against the Company in the Superior Court of New Jersey, Law Division - Morris County, alleging amounts owed under the Company's lease with Realty Associates.  On August 5, 2009, Realty Associates requested that the court enter a default judgment against the Company in the amount of $204,535.  The Company has reached a settlement with the Plaintiff in the amount of $40,000, which shall be payable $20,000 upon execution of the settlement agreement and $20,00 within 120 days of execution. The initial payment was made on March 26, 2010 and the final payment was made on July 19, 2010.

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

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement

10.8	Promissory Note dated April 11, 2007

10.9	Promissory Note dated April 11, 2007—Add stock sales agreements and note

14.	Code of Ethics

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

21.1	Subsidiaries

31.1	Section 302 Certification – Chief Executive Officer *

31.2	Section 302 Certification – Chief Financial Officer *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer *

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

November 15, 2010	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)