Form 10-K/A
period 2009-12-31
Medefile International, Inc.
filed 2011-02-11
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

We are filing this Amendment No. 2 ("Amendment No. 2") to our Form 10-K/A for the fiscal year ended December 31, 2009, filed with the Secutities and Exchange Commission on April 21, 2010 (“Amendment No. 1”), in response to certain comments made by the staff of the SEC (the “Staff”) relating to the following sections of Amendment No. 1: Risk Factors, Legal Proceedings, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Certifications and Exhibits.

Except as described above, the remainder of Amendment No. 1 is unchanged and does not reflect events occurring after the filing of Amendment No. 1 with the SEC on April 21, 2010.  Accordingly, this Amendment No., 2 should be read in conjunction with Amendment No. 1.

FORM 10-K /A

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

We have experienced a net loss of $2,164,639 or $0.00 per share, for the year ended December 31, 2009. We expect these losses to continue and it is uncertain when, if ever, we will become profitable. The audit opinion contained in our financial statements raises substantial doubt about our ability to continue as a going concern. Our operating expenses have outpaced and are likely to continue to outpace revenues. We expect to incur increasing operating losses in the future as a result of expenses associated with research and product development as well as general and administrative costs. We may never be able to reduce these losses, which would require us to seek additional debt or equity financing. If such financing is obtained our existing shareholders may experience significant additional dilution.

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

RISKS RELATED TO OUR COMMON STOCK:

Because our Common Stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our Common Stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our Common Stock under the Exchange Act for the foreseeable future (provided that, we will register our Common Stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act). As a result, although, upon the effectiveness of the registration statement of which this prospectus forms a part, we will be required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our Common Stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission (“SEC”) a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our Common Stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding Common Stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through this (and any subsequent) registration statement, and periodic reports we file thereafter.  Furthermore, so long as our Common Stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K /A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

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

Consumer Protection Corporation -

Plaintiff commenced an action on or about September 3, 2009 in the Superior Court in the State of Arizona, County of Maricopa.  Plaintiff asserted claims arising from an alleged unsolicited facsimile concerning the Company.  Plaintiff alleged that the Company paid a company called to broadcast the facsimile to Plaintiff as well as other members of the proposed class.  Based upon these allegations, Plaintiff asserted claims for violations of the Telephone Consumer Protection Act, declaratory judgment, civil conspiracy, and aiding and abetting.  Plaintiff seeks class certification, injunctive relief, damages in accordance with the Telephone Consumer Protection Act, costs, attorneys' fees, and costs.  Plaintiff sought damages consisting of (i) $500 for each member of the class for incidental statutory damages for each individual unsolicited fax received and (ii) additional damages of $1,500 for each member of the class.

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

The Company currently estimates that it will acquired approximately $650,000 to continue its operations for the next twelve months. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

On July 31, 2008, the Company issued an unsecured Demand Note to Cybervault LLC,  a company wholly owned by Medefile Chief Executive Officer, Milton Hauser.  The Note bears interest at a rate of seven percent per annum.  As of December 31, 2009 the company has received a total of $93,301 with accrued interest of $8,423 the total owed amounts to $101,724.

On December 10, 2008, the Company entered into an employment agreement with Rachel Hauser, the daughter-in-law of the Company’s Chief Executive Officer, Milton Hauser, pursuant to which Mrs. Hauser agreed to serve as the Company’s Director of Marketing and Public Relations for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Mrs. Hauser shall be entitled to receive an annual salary of $216,000.  She shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.

Prior to his appointment as a director, Michael Delin performed certain accounting services for the Company.  Mr. Delin received an aggregate of 3,200,000 shares of the Company’s common stock as consideration for such services, which shares were valued at approximately $4,500 at the time of grant.

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

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.8	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.9	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.10	Demand Promissory Note dated July 31, 2008 - Cybervault

10.11	Demand Promissory Note dated July 31, 2008 – Roth

10.12	Demand Promissory Note dated March 31, 2009 – Digital Health

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2010. (filed herewith)

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2010. (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: February 11, 2011	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director

KNOWN BY ALL MEN THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Hauser his attorney-in-fact and agent with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin Hauser	President, Chief Executive Officer and Chairman of	February 11, 2011
Kevin Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	February 11, 2011
Michael S. Delin