Form 10-Q/A
period 2010-09-30
Medefile International, Inc.
filed 2011-02-11
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-Q for the period ended September 30, 2009, filed with the Securities and Exchange commission on November 15, 2010 (“Original 10-Q”), in response to certain comments made by the staff of the SEC (the “Staff”) relating to the following sections of the Original 10-Q: Controls and Procedures and Certifications..

Except as described above, the remainder of the Original 10-Q is unchanged and does not reflect events occurring after the filing of the Original 10-Q with the SEC on November 15, 2010.  Accordingly, this Amendment No., 1 should be read in conjunction with the Original 10-Q.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (our Principal Executive Officer and Principal Financial Officer), has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the period ended September 30, 2010, the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010  to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent quarter ended September 30, 2010, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

5