Form 10-K
period 2010-12-31
Medefile International, Inc.
filed 2011-04-01
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on TC Bulletin Board of $0.006 was approximately $12,724,621.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2011 was 3,450,021,410.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005, Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006, OmniMed changed its name to Medefile International, Inc. ("Medefile" or "the Company").

Overview of Business

Medefile International, Inc., through its Medefile, Inc. subsidiary, has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Medefile's goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. Medefile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Medefile's products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

Interoperable with most electronic medical record systems utilized by physician practices, clinics, hospitals and other care providers, the highly secure, feature-rich MedeFile iPHR solution has been designed to gather all of its members’ actual medical records on behalf of each member, and create a single, comprehensive Electronic Health Record (EHR).  The member can access his/her records 24-hours a day, seven days a week – or authorize a third party user – on any web-enabled device (PC, cell phone, PDA, e-reader, et al), as well as the portable MedeFile flash drive/keychain or branded UBS-bracelet.

By subscribing to the MedeFile system, not only do members empower themselves to take control of their own health and well-being, they empower their healthcare providers to make sound and lifesaving decisions with the most accurate, up-to-date medical information available.  In addition, with MedeFile, members enjoy the peace of mind that comes from knowing that their medical records are protected from fire, natural disaster, document misplacement or the closing of a medical or dental practice.

MedeFile enjoys a number of direct, competitive advantages over others in the medical records marketplace:

•	MedeFile has developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.
•
MedeFile does all the work of collecting and updating medical information on an ongoing basis; its dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

•
MedeFile provides a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records.

•
MedeFile provides a coherent mix of services and products that are intended to affect the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

Industry Overview

Since the beginning of modern medicine, information about a patient's history, testing, treatment and care have been key factors in the provision and delivery of quality healthcare. Medical record information takes many forms, such as the patient's diagnosis, treatments, surgeries, medications, allergies, x-rays, and test results. The usage of medical record information has dramatically increased over the past two decades due to factors such as the complex reimbursement structure in the United States healthcare system, an ever more litigious society, and increased patient awareness.

Every patient visit generates a medical record. Today, this information is largely contained in a paper-based patient medical record. A patient's medical records are usually stored in physicians' offices as well as other healthcare facilities the patient has visited. A record that tracks a patient's medical treatment over time is called a "longitudinal record".

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

Congress passed the Health Insurance Portability & Accountability Act (HIPAA) in 1996. The purpose of HIPAA is to prevent fraud in the healthcare industry and to protect confidential patient information. HIPPA standardizes and provides enforcement mechanisms for ROI rules and guidelines to protect personal healthcare information. HIPAA effects entities involved with electronic health care information--including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, universities, and even single-physician offices. The final version of the HIPAA Privacy regulations was issued in December 2000, and went into effect on April 14, 2001. A two-year "grace" period was included; enforcement of the HIPAA Privacy Rules began on April 14, 2003.

Overview of Products and Services

MedeFile

MedeFile is a Business-to-Business and a Business-to-Consumer subscription service. MedeFile is designed to create a "cradle to grave" longitudinal record for each of its members by retrieving and consolidating copies of their medical records. When the records are received, the MedeFile system consolidates them into a single medically correct format. The records are then stored in Medefile's MedeVault, a secure repository that can be accessed by MedeFile members 24 hours a day, 7 days a week. Because of the unique security procedures incorporated into the MedeFile system through SecuroMed, the member is the only person to access or give permission to access their records.

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

Members

As of December 31, 2010, MedeFile had approximately 5,00 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

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

Employees

From our inception through the period ended December 31, 2010, we have primarily relied on the services of outside consultants.  As of December 31, 2010, MedeFile had a total 2 full time employees and 4 consultants.

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

We have experienced a net loss of $2,276,310 or $0.00 per share, for the year ended December 31, 2010. The accompanying  consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern.

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

The market for digitization of medical records is emerging. Our success will depend on acceptance of digital technology for use in and maintaining and accessing medical records by individuals and healthcare providers, as well as the success of the commercialization of the Medefile products and services. Presently, it is difficult to assess or predict with any assurance the potential size, timing and viability of market opportunities for our technology in this market. The healthcare records market sector is well established with entrenched competitors with whom we must compete.

We may be unable to effectively manage our growth or implement our expansion strategy.

Our growth strategy is subject to related risks, including pressure on our management and on our internal systems and controls. Our planned growth will require us to invest in new, and improve our existing, operational, technological and financial systems and to expand, train and retain our employee base. Our failure to effectively manage our growth could have a material adverse effect on our future financial condition. In addition, due to our lack of operating experience we may have difficulty in managing our growth.

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

We may acquire additional businesses, technologies and products if we determine that these additional businesses, technologies and products complement our existing business or otherwise serve our strategic goals. If we do undertake transactions of this sort, the process of integrating an acquired business, technology or product may result in operating difficulties and expenditures and may absorb significant management attention which would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of our securities, the incurrence of debt and contingent liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and financial condition.

Dependence upon Major Customer

For the years ended December 31, 2010 and December 31, 2009, there was no primary customer which accounted for a majority of the revenues. We do not have a written agreement with our customers. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

● that a broker or dealer approve a person's account for transactions in penny stocks; and

● the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

● obtain financial information and investment experience objectives of the person; and

● make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

● sets forth the basis on which the broker or dealer made the suitability determination; and

● that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Our future capital needs could result in dilution to investors; additional financing could be unavailable or have unfavorable terms.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Medefile leases its main office, which is located at 301 Yamato Rd, Boca Raton, FL  33431, commencing March 01, 2009.  Medefile’s previous location was 240 Cedar Knolls Rd, Cedar Knolls, NJ 07927 , commencing September 2007 and expiring in August 2012. By mutual agreement the lease was cancelled and Medefile chose Florida for its main office location.  The current lease is for a term of 24 months.

	2010	2009
12 Months ended 12/31	$30,720	$34,686

Due to increased business, the Company will be leasing a larger suite in April 2011.  The location of the new office space is within the building the Company is currently leasing.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of it operations in the normal course of business. We are not currently involved in any legal proceedings or litigation and, to the best of knowledge, no governmental authority is contemplating any proceeding in which we are a party or to which any of our properties is subject, which would reasonable be likely to have a material adverse effect on the Company,

 ITEM 4. RESERVED

 PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol MDFI. Prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol MDFI.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock as quoted on the OTC Bulletin Board.

	High	Low
Quarter ended 03/31/09	$0.004	$0.0005
Quarter ended 06/30/09	$0.0015	$0.0004
Quarter ended 09/30/09	$0.002	$0.0004
Quarter ended 12/31/09	$0.007	$0.0008
Quarter ended 03/31/10	$0.0148	$0.0046
Quarter ended 06/30/10	$0.0093	$0.0041
Quarter ended 09/30/10	$0.0068	$0.0036
Quarter ended 12/31/10	$0.0075	$0.0037

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 31, 2011, there were approximately 1,044 holders of record of the Company's common stock. As of March 31, 2011, the Company had 3,450,021,410 its common stock issued and outstanding

IN-KIND DIVIDEND

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

EQUITY COMPENSATION PLAN INFORMATION

The following table shows information with respect to each equity compensation plan under which Medefile's common stock is authorized for issuance as of the fiscal year ended December 31, 2010.

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

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, which plan has not yet been presented to shareholders for their approval, pursuant to which they have initially reserved 10,000,000 shares of common stock for issuance. Under the 2006 Incentive Stock Plan, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below (See "ITEM 11. EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS").

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

On September 30, 2008 the Company issued 2,000,000 shares of restricted common stock in exchange for $300,000

There were no sales of unregistered securities in 2009.

On May 24, 2010, Lyle Hauser, the brother of the Company's current Chief Executive Officer and the son of the Company’s former Chairman and Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.

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

There are companies that are solely web-based that do not provide the customer the capability to have a copy of their records. In this case, an internet connection is required to view stored documents. In addition, there are companies that do not concentrate on digitizing an individual’s medical records, but on converting medical facilities’ records from paper to electronic format

The advantage to being a MedeFile member is that MedeFile gathers, consolidates, organizes and securely stores each member's actual medical records on their behalf. The MedeFile membership includes a Digital Health Profile (DHP) which contains the member's general health history, emergency contacts, doctor contacts, family medical history, allergies, medications, and current conditions. A MedeFile membership also includes a MedeDrive, which easily plugs into any PC USB port on most Windows-based computers built in the last four years. (Macintosh version is currently unavailable). The MedeDrive contains the member's emergency medical information, which can be easily accessed by emergency care personnel, and the client's actual medical records which are stored in a secure area of the subscriber's MedeFile. The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

Employees

From our inception through the period ended December 31, 2010, we have relied on the services of outside consultants. As of December 31, 2010, MedeFile had a total 2 full time employees and 4 consultants.

The employees are covered by employment agreements, and we believe our relations with our employees favorable.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

Revenues

Revenues for the year ended December 31, 2010 totaled $133,886, compared to revenues of $14,264 for the year ended December 31, 2009. The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to Medefile. The Company has increased its marketing and advertising efforts, and as a result there has been a substantial increase in memberships over the previous period.  As of December 31, 2010, there were approximately 5,100 members.  Revenues received from annual memberships are recognized through the period of the membership and therefore revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2010 totaled $1,134,371consisting primarily of consultant compensation, marketing costs and professional fees. This was a decrease of $1,005,010, or approximately 47.07%, compared to selling, general and administrative expenses of $2,139,381 for the year ended December 31, 2009. The overall decrease in expenses is a result of decreased compensation expense while experiencing an increase in sales and marketing expenses. Compensation expenses for the year ended December 31, 2010 totaled $250,000 compared to $1,723,630 for the year ending December 31, 2009. This compensation was for stock-based compensation.  We expect expenses to increase in future periods as we continue to solicit new MedeFile members.

A payroll liability has been set up for the Company’s CEO in the amount of $216,000 for umpaid payroll according to the CEO’s employment contract.

Marketing Expense

Marketing expense for the year ended December 31, 2010 totaled $170,488 compared to $0.00 for the year ended December 31, 2009.  The increased marketing expense of $170,488 was due to lead generation for new members.  The Company relies on one source for generation of leads through the Company’s telemarketing efforts to increase revenues.

Depreciation Expense

Depreciation and amortization expense totaled $29,911 and $19,975 for the years ended December 31, 2010 and 2009, respectively.

Interest Expense

Interest expense for the year ended December 31, 2010 was $1,229,799, an increase of $1,210,252, compared to interest expense of $19,547 during the year ended December 31, 2009. The reason for the increase of interest expense is the expensing of interest from conversion of a note payable through a stock issuance explained in Note 5 of the financial statements.

Net Loss

For the reasons stated above, our net loss for year ended December 31, 2010 was $2,492,310, or $0.00 per share, an increase of $313,407, or approximately 14.4%, compared to a net loss of $2,178,903, or $0.01 per share, during the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of approximately $499,652.  Our current liabilities as of December 31, 2010 aggregated $326,325. Working capital at December 31, 2010 was $203,649. We had an accumulated deficit of $16,162,556 and stockholders' equity of $272,562 at December 31, 2010.

The Company used $820,720 of cash for operating activities during the year ended December 31, 2010. Cash used in investing activities for the year ended December 31, 2010 was $21,801. Cash provided by financing activities for the year ended December 31, 2010 was $1,340,660 consisting of net proceeds from loans by related and non-related parties.

The Company currently estimates that it will require approximately $650,000 to continue its operations for the next twelve months. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2010 or as of the date of this report.

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

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.
.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements and related notes are set forth at pages F - 1 to F- 18.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medefile International, Inc.
Boca Raton, Florida

We have audited the accompanying balance sheets of Medefile International, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2010. Medefile International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medefile International, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada March 31, 2011

Medefile International, Inc
Balance Sheets

	December 31,	December 31,
Assets	2010	2009
Current assets
Cash	$499,652	$1,513
Inventory	22,184	-
Merchant services reserve	6,173
Accounts receivable, net	2,468	-
Total current assets	530,477	1,513
Website development, net of accumulated amortization	47,210	41,145
Furniture and equipment, net of accumulated depreciation	20,364	34,539
Deposits and other assets	-	14,475
Intangibles	1,339	1,339
Total assets	$599,390	$93,011

Liabilities and Stockholders' Equity (Deficit)
Accounts payable and accrued liabilities	$310,325	$146,556
Cash overdraft	6,928	862
Deferred revenues	9,575	1,362
Notes payable	-	411,253
Notes Payable - related parties	-	132,924
Total Current Liabilities	326,828	692,957

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 5,000,000,000 authorized;
3,450,021,410 and 1,463,021,410 shares issued and outstanding on
December 31, 20010 and 2009, respectively	345,002	146,302
Additional paid in capital	16,090,116	12,923,998
Accumulated deficit	(16,162,556)	(13,670,246)
Total stockholders' equity (deficit)	272,562	(599,946)
Total liability and stockholders' equity (deficit)	$599,390	$93,011

The accompanyng notes are an integral part of these financial statements

Medefile International, Inc.
Statements of Operations
For the Years Ended December 31, 2009 and 2010

	2010	2009
Revenue	$133,869	$14,264

Cost of goods sold	61,610	-
Gross profit	72,259	14,264

Operating expenses
Selling, general and administrative expenses	1,134,371	2,139,381
Maketing expense	170,488	-
Depreciation and amortization expense	29,911	19,975
Total operating expenses	1,334,770	2,159,356

Loss from operations	(1,262,511)	(2,145,092)

Other Income (Expenses)
Interest expense - note payable	(10,166)	(12,871)
Interest expense - related party note payable	(1,219,633)	(6,676)
Total other income (expense)	(1,229,799)	(19,547)

Loss before income tax	(2,492,310)	(2,164,639)
Provision for income tax	-	-
Net Loss	$(2,492,310)	$(2,164,639)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	2,346,081,850	1,463,021,410
basic and diluted

The accompanyng notes are an integral part of these financial statements

Medefile International, Inc
Statement of Stockholders' Equity
For the Years Ended December 31, 2010 and 2009

	Shares			Accumulated
	Outstanding	Amount	APIC	Deficit	Total
December 31, 2008	218,493,971	$21,849	$11,324,821	$(11,505,607)	$(158,937)

S-8 Share issued
for consultants anc
employees	1,244,527,439	124,453	1,599,177		1,723,630

Net loss				(2,164,639)	(2,164,639)
December 31, 2009	1,463,021,410	$146,302	$12,923,998	$(13,670,246)	$(599,946)

Common stock issued
for consultants and
employees	47,000,000	4,700	245,300		250,000

Common stock issued
for note payable	450,000,000	45,000	2,070,000		2,115,000

Common stock sale	1,490,000,000	149,000	850,818		999,818

Net loss				(2,492,310)	(2,492,310)
December 31, 2010	3,450,021,410	$345,002	$16,090,116	$(16,162,556)	$272,562

The accompanyng notes are an integral part of these financial statements

Medefile International, Inc
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities
Net loss	$(2,492,310)	$(2,164,639)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	29,911	19,975
Stock based services	250,000	1,723,630
Interest expense	10,166	12,871
Interest expense - related party	1,219,815	6,676

Changes in operating assets and liabilities
Accounts receivable	(2,468)
Inventory	(22,184)
Prepaid expenses	-	17,810
Deposits and other assets	14,475	-
Accounts payable and accrued liabilities	163,769	67,487
Merchant services reserve	(6,173)
Cash overdraft	6,066	862
Deferred revenue	8,213	(4,580)
Net Cash used in operating activities	(820,720)	(319,908)
Cash flows from investing activities
Website development	(21,801)	(41,145)
Net cash used in investing activities	(21,801)	(41,145)
Cash flow from financing activities
Proceeds from common stock subscription	999,818
Proceeds from note payable related party		32,730
Proceeds from note payable	340,842	321,992
Net cash provided by financing activities	1,340,660	354,722
Net increase (decrease) in cash and cash equivalents	498,139	(6,331)
Cash and cash equivalents at beginning of period	1,513	7,844
Cash and cash equvalents at end of period	$499,652	$1,513

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of note payable and accrued interest	$900,000	$-

The accompanying notes are an integral part of these financial statements

MEDEFILE INTERNATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $2,276,310 and $2,164,639 for the years ended December 31, 2010 and 2009, respectively and had an accumulated deficit of $16,162,556 as of December 31, 2010.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2010 of approximately $2,568. The Company incurred $51,1061 advertising costs for the year ended December 31, 2009.

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

Website Development Costs

The Company's policy is to capitalize website development costs at original cost and amortize the balance over the life of the product.  The life of website is determine at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts which are potentially refundable. At December 31, 2010 the amount of $9,575 was in deferred revenue compared to $1,362 at December 31, 2009.

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

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding.  Outstanding options to purchase 5,640,000 common shares, warrants to the purchase of 8,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2010.  The warrants to the purchase of 8,175,000 common shares and outstanding options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2010.

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009

Computer and Equipment	$169,286	$169,286
Furniture and Fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: Accumulated depreciation	(187,540)	(173,365)
Total Furniture and Fixtures	$20,364	$34,539

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation and amortizations expense totaled $14,175 and $19,975 for the year ended December 31, 2010 and 2009, respectively.

3. WEBSITE DEVELOPMENT

The Website consists of the following:

	December 31, 2010	December 31, 2009
Website Development	$62,946	$41,145
Accumulated amortization	(15,736)	-
Net website development	$47,210	$41,145

Amortization is calculated over a three year period beginning in the second quarter of 2010. Amortization expense for the year ending December 31, 2010 and 2009 is $15,736 and $0.

4. INVENTORY

As of December 31, 2010, the Company has inventory of $22,184 consisting of USB drives and welcome kits which are utilized by members when signing up for one of our membership products. The company mantians a high inventory to take advantage of price breaks due to volume discounts.

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

Identifiable intangible assets consist of the carrying value of a trademark totaling $1,339 as of December 31, 2010 and 2009. The trademark acquired is considered to have an undeterminable life, and as such will not be amortized. Instead, the trademark is tested annually for impairment, with any impairment charged against earnings in the Company’s consolidated statement of earnings. Management determined the fair value of the trademark  acquired exceeded its recorded book value at December 31, 2010.

6. NOTES PAYABLE.

The Company has issued two Demand Notes.

The Company issued an unsecured Demand Note to Digital Health Inc.  The Note bears interest at a rate of seven percent per annul and is due on demand. On May 14, 2010, Lyle Hauser, the son of the Company's Chief Executive Officer, purchased and converted  a note held by Digital Health, Inc. in the amount of $680,531.

	December 31, 2010	December 31, 2009
Beginning Balance	$329,341	$-
Borrowings	341,024	321,992
Accrued Interest	10,166	7,349
Purchased and converted by Lyle Hauser	(680,531)	-
Balance at December 31, 2010	$-	$329,341

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

	December 31, 2010	December 31, 2009
Beginning Balance	$81,912	$-
Borrowings	-	75,000
Accrued Interest	1,837	5,522
Purchased and converted by Lyle Hauser	(83,749)	-
Balance at December 31, 2010	$-	$81,912

7. NOTES PAYABLE – RELATED PARTY

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

	September 30, 2010	December 31, 2009
Beginning Balance	$101,724	$91,518
Borrowings	-	3,530
Accrued Interest	2,283	6,676
Purchased by Lyle Hauser	(104,007)	-
Balance at December 31, 2010	$-	$101,724

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

Lyle Hauser Note	December 31, 2010
Beginning Balance	$-
Purchase Digital Note	680,531
Purchase Cybervault Note	104,007
Purchase Note – Unrelated Party	83,749
Purchase Note – Related Party	31,200
Interest Expense	1,215,513
Transferred to stock subscriptions	(2,115,000)
Balance at December 31, 2010	$-

8. EQUITY

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

The Company has authorized 5,000,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2010, the Company has 3,450,021,410 shares of common stock issued and outstanding.

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

On July 20, 2010, the Company sold 1,000,000,000 shares of common stock for a net amount of 990,818.

On August 18, 2010 the Company issued 10,000,000 shares of common stock for amounts due to consultants.  The shares had a market value of $65,000.

On November 9, 2010 the Company issued 37,000,000 shares of common stock for amounts due to consultants.  The shares had a market value of $185,000.

Stock Options
 In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan,pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below

A summary of option activity under the Plan as of December 31, 2010, and changes during the period then ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	5,640,000	$0.80
Granted	--	--
Exercised	--	--
Forfeited or Expired	--	--
Outstanding at December 31, 2009	5,640,000	$0.80
Granted
Excercised
Forfeit or Expired
Outstanding at December 31, 2010	5,640,000	$0.80
Non-vested at December 31 2010	--
Exercised at December 31, 2010	5,640,000	$0.80

The options outstanding as of December 31, 2010 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$0.80	1.00	5,640,000	$0.80

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

Warrants Outstanding			Warrants Excercisable
Exercise Price	Number Outstnding	Weighted Average Remaining Contractual Life(years)	Weighted Average Exercise Price	Number Excercisable	Weighted Average Remaining Contractual Life (years)
$3.50	50,000	.97	3.50	50,000	.97
$5.00	50,000	1.22	5.00	50,000	1.22
$6.50	50,000	1.47	6.50	50,000	1.47
$8.00	50,000	1.72	8.00	50,000	1.72
$0.60	7,800,000	1.50	0.60	7,800,000	1.50
$0.56	175,000	3.50	0.56	175,000	3.50
	8,175,000	1.54	.073	8,175,000	1.54

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payount	--
Expected option in life-years	3

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted Average Price Per Share
Outstanding at December 31, 2007	200,000	$5.75
Granted	16,375,000	0.60
Exercised	--	--
Canceled or expired	(8,400,000)	0.60
Outstanding at December 31, 2008	8,175,000	0.73
Granted	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2009	8,175,000	0.73
Granted	--	--
Exercised	--	--
Canceled or expired	--	--
Outstanding at December 31, 2010	8,175,000	0.73

The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payout	--
Expected option in life-years	4

9. INCOME TAXES

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

10. COMMITMENTS

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

On December 10, 2008, Medefile entered into an employment agreement with Rachel Hauser pursuant to which Rachel Hauser agreed to serve as the Company’s Director of Marketing and Public Relations for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Rachel Hauser shall be entitled to receive an annual salary of $216,000.  She shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.

On April 3, 2009, Realty Associates Fund VI, LP filed suit against the Company in the Superior Court of New Jersey, Law Division, Morris County, alleging amounts owed under the Company’s lease with Realty Associates.  On August 5, 2009, Realty Associates requested that the court enter a default judgment against the Company,  The Company has reached a settlement with the Plaintiff in the amount of $40,000 which shall be payable $20,000 upon execution of the settlement agreement and $20,000 within 120 days of execution.  The initial payment was made on March 26, 2010. The final payment was made July 16, 2010.

11. MAJOR CUSTOMERS

For the years ended December 31, 2010 and 2009, there was no single customer which accounted for a majority of the revenues. We do not have a written agreement with our customers. Therefore, the provision of services to these customers is provided by us “at will” and the customers may decide not to use our services at any time.

12. SUBSEQUENT EVENTS

None

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer, financial and accounting officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2010, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

 ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth certain information with respect to our directors and officers as of December 31, 2010. The following persons serve as our directors and executive officers:

Name	Age	Position

Kevin Hauser	38	President, Chief Executive Officer, Acting Chief Financial Officer, Director
Michael S. Delin	46	Director

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and/or any executive officer.

Background of Executive Officers and Directors

Kevin Hauser, President, Chief Executive Officer and Acting Chief Financial Officer. Kevin Hauser was appointed as the Company’s President, Chief Executive Officer, Acting Chief Financial Officer and Chairman on August 15, 2010. Kevin has been working with MedeFile since 2005.  Kevin has been instrumental in developing business and key components of the Personal Health Record industry since that time.  Prior to joining MedeFile in early 2005 as the Company's Director of Business Development, Kevin worked primarily with Raymond James Financial Services. In 1996, Kevin established a branch office for Raymond James in New York City's Wall Street district. Earning placement in Raymond James' President Club, Kevin was the youngest Independent Sales Associate to receive that honor at that time. Kevin attended the George Washington University from 1990-1994.

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

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.  Our board of directors is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee, in the near future. We intend to appoint such persons to the committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange, and we are under no obligation to do so.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Kevin Hauser  has served as our Chairman and Chief Executive Officer since August 2010. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles combined due to our small size and limited resources.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended December 31, 2009, we believe that during the year ended December 31, 2009, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended December 31, 2010, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended December 31, 2010, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser (1) President, CEO, Acting CFO and Director	2010	--	--	--		--	--	--	--	--
	2009	--	--	270,343	(3)	--	--	--	--	270,343
Milton Hauser(2)	2010	--	--	--		--	--	--	--	--
	2009	--	--	70,593	(4)	--	--	--	--	70,593
(1) On August 15, 2010 the Board of Directors appointed Kevin Hauser as President and Chief Executive Officer and to fill the vacancy on the Board created by the resignation of Milton Hauser.
(2) On August 15, 2010, Milton Hauser resigned as the President, Chief Executive Officer and as a director to the Board of Directors.
(3) Kevin Hauser’s stock awards represent 250,917,415 share of S-8 stock issued throughout 2009, based on market value at date of award.
(4) Milton Hauser’s stock awards represents 69,677,856 shares of S-8 stock issued throughout 2009, based on market value at date of award.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2010

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kevin Hauser President, CEO, Acting CFO and Director	--	--	--	--	--	--	--	--	--
Mitlon Hauser	--	--	--	--	--	--	--	--	--

  Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser(1)	--	--	--	--	--	--	--

Michael Delin (2)	--	--	--	--	--	--	--

(1) Mr Hauser became a Director effective August 15, 2010
(2) Mr. Delin became a Director effective December 12, 2008

OPTION GRANTS IN FISCAL 2010

The Company issued no option grants during 2010.

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

On December 10, 2008, Medefile entered into an employment agreement with Rachel Hauser pursuant to which Rachel Hauser agreed to serve as the Company’s Director of Marketing and Public Relations for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to her agreement, Rachel Hauser shall be entitled to receive an annual salary of $216,000.  She shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.

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

Purpose. The primary purpose of the 2006 Incentive Stock Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration. The 2006 Incentive Stock Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2006 Incentive Stock Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2006 Incentive Stock Plan, subject to certain limitations.

Eligibilit . Under the 2006 Stock Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company.

Terms of Options. The term of each option granted under the 2006 Incentive Stock Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2006 Incentive Stock Plan, including the following:

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

Purpose. The primary purpose of the 2008 Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration. The 2008 Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2008 Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2008 Plan, subject to certain limitations.

Eligibility.  Under the 2008 Plan, options may be granted to key employees, officers, directors or consultants of the Company.

Terms of Options. The term of each option granted under the 2008 Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2008 Stock Plan, including the following:

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

Purpose. The primary purpose of the 2010 Plan is to attract and retain the best available personnel in order to promote the success of our business and to facilitate the ownership of our stock by employees and others who provide services to us.

Administration. The 2010 Plan is administered by our Board of Directors, as the Board of Directors may be composed from time to time. Notwithstanding the foregoing, the Board of Directors may at any time, or from time to time, appoint a committee of at least two members of the Board of Directors, and delegate to the committee the authority of the Board of Directors to administer the 2010 Plan. Upon such appointment and delegation, the committee shall have all the powers, privileges and duties of the Board of Directors, and shall be substituted for the Board of Directors, in the administration of the 2010 Plan, subject to certain limitations.

Eligibility. Under the 2010 Plan, options may be granted to key employees, officers, directors or consultants of the Company.

Terms of Options. The term of each option granted under the 2010 Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2008 Stock Plan, including the following:

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

(e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2010 Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increse decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend; and

(f) Termination, Modification and Amendment. The 2010 Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2006 Incentive Stock Plan. Subject to certain restrictions, the 2010 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada

ITEM 12. EQUITY COMPENSATION PLAN INFORM AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL STOCKHOLDERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 31, 2011.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)(3)	Percentage of Common Stock (2)

Lyle Hauser(3)	1,289,631,250	37.4%
Kevin Hauser (4)	39,620,000	1.1%
Michael S. Delin	-	-
All officers and directors as a group (2 persons)	39,620,000	1.1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Medefile International, Inc., 301 Yamato Rd, Ste 3155, Boca Raton, FL  33413.

(2) Applicable percentage ownership is based on 3,450,021,410 shares of common stock outstanding as of March 31, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Lyle Hauser owns 1,196,312,500 shares in his individual capacity and 93,318,750 shares through Vantage Holding Ltd. Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd. Lyle Hauser is the brother of Kevin Hauser.

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

On September 23, 2008. the Company received a Cancellation of Debt from Vantage Group Ltd., canceling the remaining balance of the Loan Payable, including all outstanding interest as of that date.  In addition, Vantage Group Ltd. surrendered 14,000,000 shares of common stock and 8,400,000 warrants at $0.60.

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

On July 31, 2008, the Company issued an unsecured Demand Note to Cybervault LLC, a company wholly owned by Medefile’s former CEO.  The Note bears interest at a rate of seven percent per annum.  As of December 31, 2009 the Company had received a total of $93,301 in principal payments, with the additiona of accrued interest of $8,423 the total owed amounts to $101,724.

On April 26, 2010, Lyle Hauser, the brother of the Company’s current Chief Executive Officer and the son of the former Chief Executive Officer and control person for Vantage Group Ltd., purchased the demand notes, including principle and interest from Cybervault and a note payable from an unrelated party.  On May 3, 2010, Lyle Hauser purchased the note payable from another related party.  On May 14, 2010, Lyle Hauser purchased a note held by Digital Health.

On May 24, 2010, Lyle Hauser, the brother of the Company's current Chief Executive Officer and the son of the former Chief Executive Officer and control person for Vantage Group Ltd.,  , agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by L.L. Bradford for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2010 and 2009 were as follows.

	2010	2009

Audit Fees	$41,000	$45,000
Audit Related Fees		1,200
Tax Fees		-
All Other Fees		-
Total Fees	$41,000	$46,200

TAX FEES

No tax fees were billed by L.L. Bradford for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2010 and 2009.

ALL OTHER FEES

No other fees were billed by L.L. Bradford for the fiscal year ended December 31, 2010 and 2009.

ITEM 13. EXHIBITS

2.1
 Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.8	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.9	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.10	Demand Promissory Note dated July 31, 2008 - Cybervault (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.11	Demand Promissory Note dated July 31, 2008 – Roth (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.12	Demand Promissory Note dated March 31, 2009 – Digital Health (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.13	Form of Subscription Agreement (as incorporated by reference to the Company's Current Report on Form 8-K filed on July 13, 2010).

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 1, 2011	By:	/s/ Kevin Hauser
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

SIGNATURE	TITLE	DATE

/s/ Kevin Hauser	President, Chief Executive Officer and Chairman of	April 1, 2011
Kevin Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	April 1, 2011
Michael S. Delin