Form 10-Q
period 2011-03-31
Medefile International, Inc.
filed 2011-05-16
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from	to

Commission File Number33-251256-D

MedeFile International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0368333
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

301 Yamato Rd, Ste 1200
Boca Raton, FL  33431
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (781) 497-2900

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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock as of May 16, 2011: 3,668,049,471

Item 1. Financial Statements.

MedeFile International, Inc
Condensed Balance Sheets

	Unaudited
	March 31,	December 31,
Assets	2011	2010
Current assets
Cash	$388,398	$499,652
Inventory	20,418	22,184
Merchant services reserve	10,950	6,173
Accounts receivable, net	3,991	2,468
Total current assets	423,757	530,477
Website development, net of accumulated amortization	41,963	47,210
Furniture and equipment, net of accumulated depreciation	17,764	20,364
Investment	1,800	-
Intangibles	1,339	1,339
Total assets	$486,623	$599,390

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$257,269	$310,325
Cash overdraft	13,947	6,928
Deferred revenues	7,539	9,575
Total Current Liabilities	278,755	326,828

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 5,000,000,000 authorized;
3,459,396,410 and 3,450,021,410 shares issued and outstanding on
March 31, 2010 and December 31, 2010, respectively	345,939	345,002
Common stock payable	230,000	-
Additional paid in capital	16,242,678	16,090,116
Accumulated deficit	(16,610,749)	(16,162,556)
Total stockholders' equity	207,868	272,562
Total liability and stockholders' equity	$486,623	$599,390

The accompanyng notes are an integral part of these condensed financial statements

MedeFile International, Inc
Condensed Statements of Operations
(unaudited)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Revenue	$132,102	$2,359

Cost of goods sold	63,475	-
Gross profit	68,627	2,359

Operating expenses
Selling, general and administrative expenses	379,120	79,175
Maketing expense	129,854	-
Depreciation and amortization expense	7,846	4,250
Total operating expenses	516,820	83,425

Loss from operations	(448,193)	(81,066)

Other Expenses
Interest expense - note payable	-	(7,709)
Interest expense - related party note payable	-	(1,766)
Total other expense	-	(9,475)

Loss before income tax	(448,193)	(90,541)
Provision for income tax	-	-
Net Loss	$(448,193)	$(90,541)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	3,450,021,410	1,463,021,410
basic and diluted

The accompanying notes are an integral part of these condensed financial statements

MedeFile International, Inc
Condensed Statements of Cash Flows
(unaudited)

	For the	For the
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(448,193)	$(90,451)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	7,847	4,250
Stock based services	37,500	-
Interest expense	-	7,709
Interest expense - related party	-	1,766
Changes in operating assets and liabilities
Accounts receivable	(1,523)	-
Inventory	1,766	-
Merchant services reserve	(4,777)	-
Deposits and other assets	-	13,325
Accounts payable and accrued liabilities	62,943	(16,157)
Cash overdraft	7,019	-
Deferred revenue	(2,036)	326
Net Cash used in operating activities	(339,454)	(79,232)
Cash flows from investing activities
Investment	(1,800)	-
Website development	-	(14,400)
Net cash used in investing activities	(1,800)	(14,400)
Cash flow from financing activities
Proceeds from common stock subscription	230,000
Proceeds from note payable		95,834
Net cash provided by financing activities	230,000	95,834
Net increase (decrease) in cash and cash equivalents	(111,254)	2,202
Cash and cash equivalents at beginning of period	499,652	1,513
Cash and cash equvalents at end of period	$388,398	$3,715

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$116,000	$-
The accompanying notes are an integral part of these condensed financial statements

MedeFile International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International, Inc., a Nevada corporation   ( the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2011, and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

MedeFile enjoys a number of direct, competitive advantages over others in the medical records marketplace, including:

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $448,193 for the three months ended March 31, 2011 and $2,492,310 for the year ended December 31, 2010 and had an accumulated deficit of $16,610,749 as of March 31, 2011.  The Company has working capital of $145,002 as of March 31, 2011.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended March 31, 2011 and 2010 of $0 and $2,568 respectively.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years up to 7 years.

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

Website Development

The Company's policy is to capitalize website development costs at original cost and amortize the balance over the life of the product.  The life of a website is estimated to be three years. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month.  Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  At March 31, 2011, the amount of $7,539 was in deferred revenue compared to $9,575 at December 31, 2010.

Reclassifications

Certain reclassifications have been made in prior periods’ financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06: Fair Value Measurements and Disclosures (Topc 820) – Improving Disclosures about Fair Value Measurements regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on our financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard did not have a material effect on our financial statements.

On December 21, 2010, the FASB issued ASU 2010-29: Business Combinations (Topic 805), which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

Net Loss Per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding.  Outstanding options to purchase 5,640,000 common shares and warrants to purchase 175,000 common shares were not included in the computation of diluted loss per share, because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2011.

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

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

2.  ACCOUNTS RECEIVABLE

Due to the collection history of the Company, an allowance for doubtful accounts is not maintained.  Recognition of a specific uncollectible account is written directly against the invoice in accounts receivable and expensed in the current period.

3.   WEBSITE DEVELOPMENT

The website consists of the following:

	March 31, 2011	December 31, 2010
Website development	$62,945	$62,945
Accumulated amortization	(20,982)	(15,735)
Net website development	$41,963	$47,210

Amortization is calculated over a three year period beginning in the second quarter of 2010.  Amortization expense for the three months ending March 31, 2011 and 2010 is $5,247 and $0, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2011	December 31, 2010
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(190,140)	(187,540)
Net furniture and equipment	$17,764	$20,364

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $2,600 and $4,250 for the three months ended March 31, 2011 and 2010, respectively.

5. EQUITY

Common Stock
On May 24, 2010, Lyle Hauser, the son of the Company's then Chief Executive Officer, agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.  As of June 30, 2010, the conversion to common shares had not occurred.  The amount to be converted is reported in Common Stock Payable on the balance sheet.   The shares were issued on July 20, 2010.

In June 2010, the Company accepted an agreement for an aggregate of 1,000,000,000 shares of its common stock for a per share purchase price of $0.001 per share (the “June Private Placement”).  The Company received aggregate proceeds of $1,000,000 from its June Private Placement Agreement.  The shares were unissued as of June 30, 2010 and are recorded through Common Stock Payable.  The shares were issued July 20, 2010.

During the first quarter 2011, the Company entered into a Securities Purchase Agreement for the sale of 201,000,000 shares of common stock at a purchase price of $0.003 per share.  Total proceeds from the sale of the stock totals $603,000 of which $230,000 has been received as of March 31, 2011.  As discussed in Note 7, the shares were issued May 10, 2011.  The additional funds of $373,000 were received in April 2011.

On March 31, 2011, the Company issued 9,375,000 shares of common stock for amounts due to consultant.  The shares had a market value of $37,500.

Stock Options

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below.

2008 Amended and Restated Incentive Stock Plan

In November 2008, our Board of Directors adopted the 2008 Equity Incentive Plan and subsequently amended it in January 2009, June 2009 and July 2009 (the “2008 Plan”). The purpose of the 2008 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2008 Plan will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.

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

A summary of option activity under all Plans as of March 31, 2011, and changes during the period then ended, are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	5,640,000	$.080
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	5,640,000	$0.80
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2011	5,640,000	0.80
Non-vested at March 31, 2011	-	-
Exercisable at March 31, 2011	5,640,000	$0.80

The options outstanding as of March 31, 2011 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	.50	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the three months ended March 31, 2011 and 2010, the Company recorded no compensation expense related to options.

Warrants

On June 19, 2006, the Company issued 200,000 warrants to consultants for services to be provided. The warrants vested in 50,000 increments on June 19, 2006; September 18, 2006, December 17, 2006 and March 17, 2007.  During the first quarter of 2011, all remaining warrants have expired.  The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	86%
Expected dividend payout	--
Expected option in life-years	4

As of December 31, 2007, all warrants were fully vested. During the quarter ended March 31, 2008, the Company issued 16,200,000 three-year warrants to purchase an aggregate of 16,200,000 restricted shares of the Company’s common stock at an exercise price of $0.60 per share as part of the common stock sales.   On September 23, 2008, in connection with the Vantage Group Ltd Cancellation of Debt agreement, 8,400,000 warrants previously mentioned were cancelled (See Note 8).  As of March 31, 2011, the remaining 7,800,000 warrants have expired.  A summary of the warrants outstanding and exercisable appears below:

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.56	175,000	2.0	$0.56	175,000	2.0
	175,000	2.0	$0.56	175,000	.56

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

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	8,125,000	$.56
Granted	-	-
Exercised	-	-
Canceled or expired	7,950,000	-
Outstanding at March 31,2011	175,000	$0.56

6. RELATED PARTY TRANSACTIONS

On March 31, 2011, the Company’s CEO, Kevin Hauser, forgave $116,000 of Payroll Liability which had accumulated on December 31, 2010.  In addition, Kevin Hauser agreed to reduce his salary for the remaining two years of his contract to $125,000 per year. The Company recorded the forgiveness as contributed capital

7.  SUBSEQUENT EVENTS

During the first quarter 2011, the Company entered into a Securities Purchase Agreement for the sale of 201,000,000 shares of common stock at a purchase price of $0.003 per share.  Total proceeds from the sale of the stock totals $603,000 of which $230,000 has been received as of March 31, 2011.  Additional funds of $373,000 were received in April 2011.  On May 10, 2011, 201,000,000 shares were issued for the Securities Purchase Agreement.

On April 29, 2011, the Company issued 7,653,061 shares of common stock for amounts due to a consultants.  The shares had a market value of $32,143.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on product introduction and customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 1, 2011. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-Q.

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

Overview of Business

Medefile International, Inc., through its Medefile, Inc. subsidiary, has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Our goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. We intend to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Our products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

We enjoy a number of direct, competitive advantages over others in the medical records marketplace:

•	We have developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.

•
We do all the work of collecting and updating medical information on an ongoing basis; its dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

•
We provide a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records.

•
We provide a coherent mix of services and products that are intended to affect the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

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

Members

As of May 16, 2011, we had approximately 12,902 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

Sales and Marketing

We intend to employ the following marketing strategies in order to generate awareness of our products and services: direct sales, direct mail, a public relations campaign, speaking engagements by our executive officers, participation in trade shows, and alliances and partnerships with third parties.

Our marketing strategy will target the following types of organizations: Health Maintenance Organizations, Preferred Provider Organizations, managed care organizations, insurance companies, unions, large groups of individuals such as AARP, large and medium sized corporations, nursing homes, and internet users.

In particular, the MedeFile service is designed to be sold in several distinct ways:

•
MedeFile Website - Through normal e-commerce mechanisms, patients may enroll in the service directly from the MedeFile website. Membership may be purchased on an annual basis and may be paid all at once, or over time at the patient's discretion.

•
Physician Referrals - Patients may enroll based on a doctor's referral. In the event that these physicians are also Medefile CIS customers, they may easily transfer their patients' information into the MedeFile system.

•
Large group offerings (e.g., AARP, trade unions) - Large, membership-driven organizations may offer the MedeFile system to their members at a discounted rate, which may be negotiated with us based on the size of the expected enrollment. An additional promotional advantage may be derived from the use of MedeFile through the website of the client organization, allowing members to access MedeFile using each organization's site.

•	Insurance companies - Similar to large group offerings identified above, insurance companies may offer the MedeFile service to their insured as a means to decrease the cost of medical care.

Technology

We use and continue to update the most advanced security measures available. Data transmitted between Web browsers and Web servers over the Internet using TCP/IP is generally susceptible to unauthorized interception. To protect sensitive data, the most common method of protection is data encryption. We use the industry standard Secure Sockets Layer (SSL), which is a mechanism to secure Internet traffic so that it cannot be intercepted. SSL utilizes digital certificates to verify the identity and integrity of a web site (such as MedeFile) and to protect the security of transactions by certifying their source and destination.

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

The advantage to being a MedeFile member is that we gather, consolidate, organizes and securely stores each member's actual medical records on their behalf. The MedeFile membership includes a Digital Health Profile (DHP) which contains the member's general health history, emergency contacts, doctor contacts, family medical history, allergies, medications, and current conditions. A MedeFile membership also includes a MedeDrive which easily plugs into any PC USB port on most Windows-based computers built in the last four years (Macintosh version is currently not available yet). The MedeDrive contains the member's emergency medical information that can be easily accessed by emergency care personnel, and the client's actual medical records which are stored in a secure area of the subscriber's MedeFile. The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

Employees

From our inception through the period ended March 31, 2011, we have primarily relied on the services of outside consultants.  As of March 31, 2011, MedeFile had a total of 4 full time employees and 4 consultants.

We believe our relations with our employees favorable.

Website Development

We have completed an extensive redesign of our website.  The site has been rebranded and made ready for search engine optimization (SEO).  During development, we used feedback from focus groups to make the site user friendly, intuitive and easy to use.  In addition, improvements have been made to help support direct response campaigns.

RESULTS OF OPERATIONS

Three Months Ending March 31, 2011 Compared To Three Months Ending March 31, 2010.

Revenues

Revenues for the quarter ended March 31, 2011 totaled $132,102, an increase of $129,743 compared to revenues of $2,359 during the quarter ended March 31, 2010.   The increase in revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The increase in memberships during the quarter ended March 31, 2011 is a result of increased marketing and advertising efforts by the Company during that quarter.  Revenues received from memberships are expensed through the period of the membership and therefore revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2011 totaled $379,120, an increase of $299,945, or approximately 378.8%, compared to selling, general and administrative expenses of $79,175 for the quarter ended March 31, 2010.  The overall increase in the total selling, general and administrative expenses is primarily due to increased costs associated with attracting new members, sales expenses, and business development expenses.

Marketing Expense

Marketing expense for the quarter ended March 31, 2011 totaled $129,854, compared to $0 for the quarter ending March 31, 2010.  The increase in marketing expenses was due to the Company’s effort to create a marketing plan aimed at generating new members. The Company relies on one source for generation of leads through the Company’s telemarketing efforts to increase revenues.

Depreciation Expense

Depreciation expenses totaled $2,600 for the quarter ended March 31 2011, compared to depreciation  expense of $4,250 during the quarter ended March 31, 2010. The decrease in depreciation was due to certain assets becoming fully depreciated.

Amortization Expense

Amortization expenses for the quarter ended March 31, 2011 totaled $5,245, compared to $0 for the quarter ended March 31, 2010.  Amortization expenses consist of the expensing of website development through May 2013.  Amortization began in the second quarter of 2010 and will be expensed at $5,245 per quarter over a three-year period.

Interest Expense

There was no net interest expense for the quarter ended March 31, 2011.  This represents a decrease of $9,475 as compared to the interest expense of $9,475 during the quarter ended March 31, 2010. The decrease was due to the payment of note payables during 2010.

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2011 was $448,193, or $0.00 per basic and diluted share, an increase of $357,652 when compared to a net loss of $90,541, or $0.00 per basic and diluted share, during the quarter ended March 31, 2010.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $388,398, inventory of $20,418, accounts receivable of $3,991 and merchant service reserves of $10,950.  Net cash used in operating activities for the three months ended March 31, 2011 was $339,454. Our current liabilities of $278,755 consisted of $257,269 for accounts payable and accrued liabilities, cash overdraft of $13,947 and deferred revenues of $7,539. We have working capital of $145,002.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $448,193 for the three months ended March 31, 2011 and $2,492,310 for the year ended December 31, 2010 and had an accumulated deficit of $16,610,749 as of March 31, 2011.  The Company has working capital of $145,002 as of March 31, 2011.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2011 or as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive, Financial and Accounting Officer); of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive, Financial and Accounting Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive, Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  (Removed & Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

31.1	Section 302 Certification – Chief Executive Officer
31.2	Section 302 Certification – Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILEINTERNATIONAL, INC.

May 16, 2011	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)