Form 10-K/A
period 2010-12-31
Medefile International, Inc.
filed 2011-07-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended December 31, 2010, is being filed solely for the following purposes:

•	To amend the cover page to disclose that the Company is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

•	To amend Item 11, with respect to the compensation of Kevin Hauser for the 2010 fiscal year and with respect to employment agreements.

•	To amend Item 9A, with respect to the Company’s evaluation of its disclosure controls and procedures.

•	To include all required exhibits.

•	To amend Exhibit 31.1.

•	To amend Note 10 to the financial statements.

Except with respect to the six  items listed above, the originally filed 10-K has not been amended, updated or otherwise modified.

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

On December 10, 2008, Medefile entered into an employment agreement with Kevin Hauser pursuant to which Kevin Hauser agreed to continue to serve as the Company’s Vice President of Sales and New Business Development for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Kevin Hauser shall be entitled to receive an annual salary of $216,000.  He shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors. During the year ended December 31, 2010, the Company accrued $216,000 which has been included in accounts payable and accrued liabilities.

On December 10, 2008, Medefile entered into an employment agreement with Rachel Hauser pursuant to which Rachel Hauser agreed to serve as the Company’s Director of Marketing and Public Relations for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to her agreement, Rachel Hauser shall be entitled to receive an annual salary of $216,000.  She shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors.  The employment agreement was terminated in January 2010.

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

In January 2009 the Board of Directors approved an amendment to the Company’s articles of incorporation to increase the Company’s number of authorized shares of common stock from 300,000,000 to 5,000,000,000. Notwithstanding this approval, the amendment to the Company’s articles of incorporation filed with the Secretary of State of Nevada increased the Company’s authorized shares of common stock to 1,500,000,000. Further, although the amendment filed with the Secretary of State of Nevada increased the number of authorized shares of common stock to 1,500,000,000, the Company’s 10-Q’s for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 disclosed that the Company had 5,000,000,000 authorized shares of common stock. The Company discovered these discrepancies during the first quarter of 2010, and determined that these discrepancies were the result of inadequate disclosure controls and procedures; in particular, the Company determined that it had inadequate levels of review of its SEC filings and related documentation, such as board approvals, contracts, and Nevada Secretary of State filings. Accordingly, the Company determined that its disclosure controls and procedures were ineffective as of March 31, 2010, June 30, 2010 and September 30, 2010, as disclosed in the Company’s 10-Q filings for these periods. During the fourth quarter of 2010, the Company instituted new controls and procedures by instituting additional levels of review of its SEC filings and related documentation such as board approvals, contracts, and Nevada Secretary of State filings. As a result, the Company determined that its disclosure controls and procedures were effective as of December 31, 2010.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser (1) President, CEO, Acting CFO and Director	2010	216,000(5)	--	--		--	--	--	--	216,000 (5)
	2009	--	--	270,343	(3)	--	--	--	--	270,343

Milton Hauser(2)	2010	--	--	--		--	--	--	--	--
	2009	--	--	70,593	(4)	--	--	--	--	70,593
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
(5) Represents amount unpaid but accrued.

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

EMPLOYMENT AGREEMENTS

On December 10, 2008, Medefile entered into an employment agreement with Kevin Hauser pursuant to which Kevin Hauser agreed to continue to serve as the Company’s Vice President of Sales and New Business Development for a term of three years.  The term of his agreement shall automatically extend for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Kevin Hauser shall be entitled to receive an annual salary of $216,000.  He shall also be entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s board of directors. For the year ended December 31, 2010, the amount of $216,000 due under the employment agreement was accrued but unpaid.

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

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporation be referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.8	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.9	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.10	Demand Promissory Note dated July 31, 2008 - Cybervault (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.11	Demand Promissory Note dated July 31, 2008 – Roth (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.12	Demand Promissory Note dated March 31, 2009 – Digital Health (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.13	Form of Subscription Agreement (as incorporated by reference to the Company's Current Report on Form 8-K filed on July 13, 2010).

10.14	Executive Employment Agreement, dated December 10, 2008, between the Company and Milton Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.15	Executive Employment Agreement, dated December 10, 2008, between the Company and Kevin Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.16	Executive Employment Agreement, dated December 10, 2008, between the Company and Rachel Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.17	Amendment to Employment Agreement, dated effective March 26, 2011, between the Company and Kevin Hauser (incorporated by reference to the Company's 8-K filed on May 16, 2011).

10.18	Letter Agreement, dated January 15, 2010, between the Company and Rachel Hauser

10.19	Promissory Note amendment, dated June 30, 2009

10.20	Promissory Note amendment, dated September 30, 2009

10.21	Promissory Note amendment, dated December 31, 2009

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: July 15, 2011	By:	/s/ Kevin Hauser
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

SIGNATURE	TITLE	DATE

/s/ Kevin Hauser	President, Chief Executive Officer and Chairman of	July 15, 2011
Kevin Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	July 15, 2011
Michael S. Delin