Form 10-Q
period 2011-06-30
Medefile International, Inc.
filed 2011-08-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the "Common Stock"), as of August 15, 2011: 3,900,354,431.

Explanatory Note

Medefile International, Inc. is not subject to the filing requirements of section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), and files reports with the SEC voluntarily. Medefile International, Inc. has filed all Exchange Act reports for the preceding 12 months.

Item 1. Financial Statements.

MedeFile International, Inc
Condensed Balance Sheets

	Unaudited
	June 30,	December 31,
Assets	2011	2010
Current assets
Cash	$311,975	$499,652
Inventory	27,904	22,184
Merchant services reserve	53,267	6,173
Accounts receivable, net	2,810	2,468
Prepaid Insurance	4,494	-
Total current assets	400,450	530,477
Website development, net of accumulated amortization	36,718	47,210
Furniture and equipment, net of accumulated depreciation	15,251	20,364
Investment	1,800	-
Intangibles	1,339	1,339
Total assets	$455,558	$599,390

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$244,379	$310,325
Cash overdraft	-	6,928
Deferred revenues	6,721	9,575
Total Current Liabilities	251,100	326,828

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 5,000,000,000 authorized;
3,678,049,471 and 3,450,021,410 shares issued and outstanding on
June 30, 2011 and December 31, 2010, respectively	367,805	345,002
Common stock payable	159,000	-
Additional paid in capital	16,951,638	16,090,116
Accumulated deficit	(17,273,985)	(16,162,556)
Total stockholders' equity	204,458	272,562
Total liability and stockholders' equity	$455,558	$599,390

The accompanying notes are an integral part of these condensed financial statements

MedeFile International, Inc
Condensed Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenue	$187,740	$4,242	$319,842	$6,602

Cost of goods sold	90,267	-	153,741	-
Gross profit	97,473	4,242	166,101	6,602

Operating expenses
Selling, general and administrative expenses	442,085	101,135	821,205	180,309
Maketing expense	310,867	-	440,721	-
Depreciation and amortization expense	7,758	9,441	15,604	13,692
Total operating expenses	760,710	110,576	1,277,530	194,001

Loss from operations	(663,237)	(106,334)	(1,111,429)	(187,399)

Other expenses
Interest expense - note payable	-	(3,879)	-	(10,166)
Interest expense - related party note payable	-	(1,216,445)	-	(1,219,633)
Total other expenses	-	(1,220,324)	-	(1,229,799)

Loss before income tax	(663,237)	(1,326,658)	(1,111,429)	(1,417,198)
Provision for income tax	-	-	-	-
Net Loss	$(663,237)	$(1,326,658)	$(1,111,429)	$(1,417,198)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding	3,584,124,074	1,463,021,410	3,517,124,825	1,463,021,410
basic and diluted

The accompanying notes are an integral part of these condensed financial statements

MedeFile International, Inc
Consdensed Statements of Cash Flows
(unaudited)

	For the	For the
	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,111,429)	$(1,417,198)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	5,113	8,447
Amortization	10,492	5,245
Stock based services	139,643	-
Warrant expense	25,682	-
Interest expense	-	10,166
Interest expense - related party	-	1,219,633
Changes in operating assets and liabilities
Accounts receivable	(342)	(2,976)
Inventory	(5,720)	(28,330)
Prepaid Insurance	(4,494)	-
Deposits and other assets	-	14,465
Accounts payable and accrued liabilities	50,054	(79,261)
Merchant services reserve	(47,094)	-
Cash overdraft	(6,928)	(862)
Deferred revenue	(2,854)	5,079
Net Cash used in operating activities	(947,877)	(265,592)
Cash flows from investing activities
Investment	(1,800)	-
Website development	-	(21,800)
Net cash used in investing activities	(1,800)	(21,800)
Cash flow from financing activities
Proceeds from common stock subscription	159,000	1,000,000
Proceeds from common stock sale	603,000	-
Proceeds from note payable	-	340,842
Net cash provided by financing activities	762,000	1,340,842
Net increase (decrease) in cash and cash equivalents	(187,677)	1,053,450
Cash and cash equivalents at beginning of period	499,652	1,513
Cash and cash equvalents at end of period	$311,975	$1,054,963
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$116,000	$-
Common stock issued for consulting services	$165,325	$-
Conversion of note payable and accrued interest	$-	$900,000
The accompanying notes are an integral part of these condensed financial statements

Medefile International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Medefile International, Inc., a Nevada corporation (the "Company" or "Medefile"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations

Medefile International, Inc., has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records. Medefile's goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. Medefile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Medefile's products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

Interoperable with most electronic medical record systems utilized by physician practices, clinics, hospitals and other care providers, the highly secure, feature-rich MedeFile iPHR solution has been designed to gather its members’ medical records on behalf of each member, and create a single, comprehensive Electronic Health Record (EHR). The member can access his/her records 24-hours a day, seven days a week – or authorize a third party user – on any web-enabled device (PC, cell phone, PDA, e-reader, et al), as well as the portable MedeFile flash drive/keychain or branded UBS-bracelet.

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

MedeFile enjoys a number of  competitive advantages over other firms within the medical records marketplace, including:

●	MedeFile has developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.
●
MedeFile does all the work of collecting and updating medical information on an ongoing basis; its dependence on the  patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

●
MedeFile provides a complete medical record. Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records.

●
MedeFile provides a coherent mix of services and products that are intended to affect the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,111,429 for the six months ended June 30, 2011 and $2,492,310 for the year ended December 31, 2010 and had an accumulated deficit of $17,273,985 as of June 30, 2011.  The Company has net working capital of $149,350 as of June 30, 2011.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended June 30, 2011 and 2010 of approximately $6,500 and $0, respectively.  The Company incurred advertising costs for the six months ended June 30, 2011 and 2010 of approximately $6,500 and $2,568, respectively.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition

Property and Equipment

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

Website Development

The Company's policy is to capitalize website development costs at original cost and amortize the balance over the life of the product.  The life of website is determined at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  As of June 30, 2011 the Company had $6,721 in deferred revenue.

Reclassifications

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06: Fair Value Measurements and Disclosures (topic 820) Improving Disclosures about Fair Value Measurements..  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20:, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued ASU 2010-29: Business Combinations (Topic 805) which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements

In April 2011, FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on its consolidated financial statements.

Net Loss and Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares and warrants to purchase 10,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the six months ended June 30, 2011.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	June 30, 2011	December 31, 2010
Website development	$62,945	$62,946
Accumulated amortization	(26,227)	(15,736)
Net website development	$36,718	$47,210

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the three- months ending June 30, 2011 and 2010 is $5,245 and $0, respectively.  Amortization expense for the six- months ending June 30, 2011 and 2010 is $10,491 and $5,245 respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2011	December 31, 2010
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(192,653)	(187,540
Net furniture and equipment	$15,251	$20,364

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $2,513 and $4,196 for the three months ended June 30, 2011 and 2010, respectively.   Depreciation expense totaled $5,113 and $8,446 for the six months ended June 30, 2011 and 2010, respectively.

5. EQUITY

Common Stock

In June 2010, the Company accepted an agreement for an aggregate of 1,000,000,000 shares of its Common Stock for a per share purchase price of $0.001 per share (the “June Private Placement”).  The Company received aggregate proceeds of $1,000,000 from its June Private Placement.  The shares were unissued as of June 30, 2010 and are recorded through Common Stock Payable.  The shares were issued July 20, 2010.

During the first quarter 2011, the Company entered into a securities purchase agreement for the sale of 201,000,000 shares of Common Stock at a purchase price of $0.003 per share.  Total proceeds from the sale of the Common Stock totaled $603,000.

On March 31, 2011, the Company issued 9,375,000 shares of Common Stock for amounts due to consultant.  The shares had a market value of $37,500.

On May 6, 2011, the Company issued 7,653,061 shares of Common Stock for amounts due to consultants.  The shares had a market value of $32,143.

On May 13, 2011, the Company issued 10,000,000 shares of Common Stock for amounts due to consultants.  The shares had a market value of $70,000.

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

During the first quarter 2011, the Company entered into a securities purchase agreement for the sale of 45,000,000 shares of Common Stock at a purchase price of $0.003 per share.   The funds were received during the first quarter of 2011 and recorded as a stock payable in the amount of $135,000 as of June 30, 2011.  On July 8, 2011, 45,000,000 shares of Common Stock were issued.

On June 3, 2011, the Company received $24,000 from proceeds from a securities purchase agreement for the purchase of 8,000,000 shares of Common Stock.  The stock is currently unissued and $24,000 is recorded as a stock payable

Stock Options

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company (the "Board") approved an Incentive Stock Plan, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below:

2008 Amended and Restated Incentive Stock Plan

In November 2008, the Board adopted the 2008 Equity Incentive Plan and subsequently amended it in January 2009, June 2009 and July 2009 (the “2008 Plan”). The purpose of the 2008 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2008 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the United States Code (the "code"), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2008 Plan will be administered by the Board until such time as such authority has been delegated to a committee of the Board.

2010 Incentive Stock Plan

In December 2009, the Board adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The purpose of the 2010 Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2010 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2010 Plan will be administered by the Board until such time as such authority has been delegated to a committee of the Board.

A summary of option activity under all Plans as of June 30, 2010, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	5,640,000	$0.80
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	5,640,000	$0.80
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2011	5,640,000	0.80
Non-vested at June 30, 2011	-	-
Exercisable at June 30, 2011	5,640,000	$0.80

The options outstanding as of June 30, 2011 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	.50	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the three and six months ended June 30, 2011 and 2010, the Company recorded no compensation expense related to options.

Warrants

In October 2007, the Company awarded 175,000 Common Stock warrants, at an exercise price of $0.56 per share, to former Board members at the quoted stock price on the effective date of the awards. The warrants have an expiration date of five years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

On June 22, 2011, the Company awarded 10,000,000 Common Stock warrants, at an exercise price of $0.01 per share, to consultants for services at the quoted stock price on the effective date of the awards. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	2

Warrant expense recognized for the six months ended June 30, 2011 was $25,682.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	8,175,000	$.73
Granted	10,000,000	.01
Exercised	-	-
Canceled or expired	7,950,000	-
Outstanding at June 30, 2011	10,175,000	$0.019

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.56	175,000	1.75	$0.56	175,000	1.75
0.01	10,000,000	4.0	0.01	10,000,000	4.0
	10,175,000	3.96	$0.56	10,175,000	3.96

6. RELATED PARTY TRANSACTIONS

On May 10, 2011, the Company and the Company’s Chief Executive Officer, Kevin Hauser, executed an amendment, effective as of March 26, 2011, to the employment agreement dated December 10, 2008, by and between Mr. Hauser and the Company.  Mr. Hauser agreed to reduce the base salary payable to him pursuant to the employment agreement to $100,000 for the year ending December 31, 2010.  As a result, the Company recorded a cancellation of payroll expense due to Mr. Hauser during the first quarter of 2010 through additional paid in capital in the amount of $116,000.

7.  SUBSEQUENT EVENTS

During the first quarter 2011, the Company entered into a securities purchase agreement for the sale of 45,000,000 shares of Common Stock at a purchase price of $0.003 per share.  Total proceeds from the sale of the Common Stock totaled $135,000.  The funds were received during the first quarter of 2011 and on July 8, 2011, 45,000,000 shares of Common Stock were issued.

In July 2011, the Company entered into a securities purchase agreement for the sale of 177,304,960 shares of Common Stock at a purchase price of $0.00282 per share.  Total proceeds from the sale of the Common Stock totaled $500,000.   On July 8, 2011, the 177,304,960 shares were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Aquirer"), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions agreed to issue 9,894,900 shares of Bio-Solutions' common stock to the OmniMed Shareholders. These issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended since, among other things, the transaction did not involve a public offering, the investors were accredited investors and/or qualified institutional buyers, the investors had access to information about the company and their investment, the investors took the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005 Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006, OmniMed changed its name to MedeFile International, Inc. ("MedeFile" or the "Company").

Overview of Business

Medefile International, Inc., through its Medefile, Inc. subsidiary, has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records. Our goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. We intend to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Our products and services are designed to provide healthcare providers with the ability to reference their patient's past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

Interoperable with most electronic medical record systems utilized by physician practices, clinics, hospitals and other care providers, the highly secure, feature-rich MedeFile iPHR solution has been designed to gather its members’ medical records on behalf of each member, and create a single, comprehensive Electronic Health Record (EHR).  The member can access his/her records 24-hours a day, seven days a week – or authorize a third party user – on any web-enabled device (personal computer ("PC"), cell phone, PDA, e-reader, et al), as well as the portable MedeFile flash drive/keychain or branded UBS-bracelet.

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

We enjoy a number of direct, competitive advantages over others in the medical records marketplace:

●	We have developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.

●
We do all the work of collecting and updating medical information on an ongoing basis; its dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

●
We provide a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or accurate records.

●
We provide a coherent mix of services and products that are intended to affect the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

Industry Overview

Since the beginning of modern medicine, information about a patient's history, testing, treatment and care have been key factors in the provision and delivery of quality healthcare. Medical record information takes many forms, such as the patient's diagnosis, treatments, surgeries, medications, allergies, x-rays and test results. The usage of medical record information has dramatically increased over the past two decades due to factors such as the complex reimbursement structure in the United States healthcare system, an ever more litigious society, and increased patient awareness.

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

A complete MedeFile file is comprised of copies of the member's medical records, as well as a Digital Health Profile, which is an overview of the patient's and his/her family's medical history. In addition, every MedeFile member receives a MedeDrive, an external USB drive which stores all of a patient's emergency medical information, as well as a copy of the member's MedeFile.

MedeFile's Emergency Medical Information (EMI) Card

Upon becoming a MedeFile member, each individual will receive a Membership / Emergency Medical Information (EMI) Card which contains instructions on how to contact MedeFile in order to retrieve the member's medical records.

The Digital Health Profile (DHP)

A part of a member's MedeFile is their Digital Health Profile ("DHP"). This form is completed by the patient in order to provide a summary of the patient's healthcare history which assists healthcare providers in understanding the patient's course of medical treatment. This document, along with Advanced Directives and medical record copies, complete the documents contained in the patient's MedeFile.

MedeDrive

The MedeDrive is an external USB drive which stores all of a patient's emergency medical information and their MedeFile which can be viewed on a personal computer. MedeDrive self loads its own viewer, so no special program or software is required. The MedeDrive easily plugs into any PC USB port on most Windows-based computers built in the last four years (Macintosh version is currently unavailable). The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

MedeVault

The MedeVault is designed to serve as an electronic data and document repository that incorporates state-of-the-art security features in order to prevent unauthorized access to a patient's records. Access to the MedeVault is provided through an encrypted connection to a web service run by Medefile. This connection is provided by Secure Sockets Layer (SSL) technology.

Medefile Clinical Information Systems ("Medefile CIS")

Medefile CIS is a Business-to-Business professional consulting service that is designed to generate revenue from two primary sources: consulting engagements and product commissions.

Medefile CIS intends to offer a full range of HIPPA assessment and compliance services. The goal of Medefile CIS is to facilitate the transition to HIPAA compliance. In addition, Medefile CIS intends to offer services that will enable medical facilities to transition from paper-based medical records to electronic medical records. Medefile CIS plans to digitize medical facility offices and offer software to keep the records up-to-date, index the records, and make them queryable based on each facility's specific needs.

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

Our marketing strategy will target the following types of organizations: Health Maintenance Organizations, Preferred Provider Organizations, managed care organizations, insurance companies, unions, large groups of individuals such as AARP, large- and medium-sized corporations, nursing homes and Internet users.

In particular, the MedeFile service is designed to be sold in several distinct ways:

●
MedeFile Website - Through normal e-commerce mechanisms, patients may enroll in the service directly from the MedeFile website. Membership may be purchased on an annual basis and may be paid all at once, or over time at the patient's discretion.

●
Physician Referrals - Patients may enroll based on a doctor's referral. In the event that these physicians are also Medefile CIS customers, they may easily transfer their patients' information into the MedeFile system.

●
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

●	Insurance companies - Similar to large group offerings identified above, insurance companies may offer the MedeFile service to their insured as a means to decrease the cost of medical care.

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

Competition

There are other companies working in the medical information technology arena such as GE Healthcare, Bio-Imaging Technologies, and Cyber Records. Some competing companies offer a USB key for medical record storage, but require the customer to provide or "self-populate" the information to be stored. The information in a self-populated record is limited and is only as accurate as the individual's memory and understanding of their health condition. Other companies expect each customer to obtain their own medical records from their various healthcare providers. Some offer a CD-Rom for record storage. Usually, the CD-Rom cannot be updated with any changes to an individual's medical status or treatment. Therefore, a new CD-Rom needs to be obtained from that company in order for the individual to have the most current, accurate information regarding their health. There are companies that are solely web-based that do not provide the customer the capability to have a copy of their records. In this case, an internet connection is required to view stored documents. In addition, there are companies that do not concentrate on digitizing an individual's medical records but on converting medical facilities' records from paper to electronic format.

The advantage to being a MedeFile member is that we gather, consolidate, organize and securely store each member's actual medical records on their behalf. The MedeFile membership includes a Digital Health Profile (DHP) which contains the member's general health history, emergency contacts, doctor contacts, family medical history, allergies, medications, and current conditions. A MedeFile membership also includes a MedeDrive which easily plugs into any PC USB port on most Windows-based computers built in the last four years (Macintosh version is currently not available yet). The MedeDrive contains the member's emergency medical information that can be easily accessed by emergency care personnel, and the client's actual medical records which are stored in a secure area of the subscriber's MedeFile. The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

Members

As of August 15, 2011, we had approximately 15,179 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

Employees

From our inception through the period ended June 30, 2011, we have primarily relied on the services of outside consultants.  As of June 30, 2011, MedeFile had a total of 4 full time employees and 4 consultants.

We believe our relations with our employees are favorable.

Website Development

The Company has completed an extensive redesign of its website.  The site has been rebranded and made ready for search engine optimization (SEO).  During development, the Company used feedback from focus groups to make the site user friendly, intuitive and easy to use.  In addition, improvements have been made to help support direct response campaigns.

RESULTS OF OPERATIONS

COMPARISON OF THREE-MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenues

Revenues for the quarter ended June 30, 2011 totaled $187,740 compared to revenues of $4,242 during the quarter ended June 30, 2010.   The increase in membership revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members' doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has increased its marketing and advertising efforts, and as a result, there has been a substantial increase in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended June 30, 2011 totaled $442,085, an increase of $340,950 or approximately 337% compared to selling, general and administrative expenses of $101,135 for the quarter ended June 30, 2010. The overall increase in the total selling, general and administrative is primarily due to increased costs associated with attracting new members, sales and business development expenses.

Marketing Expense

Marketing expense for the quarter ended June 30, 2011 totaled $310,867, compared to $0 for the quarter ending June 30, 2010.  The increased marketing expense was due to aggressive lead generation for new members.  The Company relies on telemarketing efforts as our only source of generating leads to increase revenues.

Depreciation Expense

Depreciation expense totaled $2,512 for the quarter ended June 30 2011, compared to depreciation expense of $4,196 during the quarter ended June 30, 2010. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the quarter ended June 30, 2011 totaled $5,245, compared to $5,245 for the quarter ended June 30, 2010.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Interest Expense

Net interest expense for the quarter ended June 30, 2011 was $0, a decrease of $1,220,324 as compared to interest expense of $1,220,324 during the quarter ended June 30, 2010. The decrease was due to the Company paying of their debt obligations during the 2nd quarter of 2010

Net Loss

For the reasons stated above, our net loss for the quarter ended June 30, 2011 was $663,237, or $0 per share, a decrease of $663,421, compared to a net loss of $1,326,658, or $0 per share, during the quarter ended June 30, 2010.

COMPARISON OF SIX-MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

Revenues

Revenues for the six-months ended June 30, 2011 totaled $319,842, compared to revenues of $6,602 during the six-months ended June 30, 2010.    The increase in membership revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members' doctors for sending updated medical records to Medefile. The off-setting expense is charged to selling general and administrative expense.  The Company has increased its marketing and advertising efforts, and as a result, there has been a substantial increase in memberships over the previous period.  Revenues received from memberships are expensed through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2011 totaled $821,205, an increase of $640,896 or approximately 355%, compared to selling, general and administrative expenses of $180,309 for the six months ended June 30, 2010. The overall increase in the total selling, general and administrative is primarily due to increased costs associated with attracting new members, sales and business development expenses.

Marketing Expense

Marketing expense for the six-months ended June 30, 2011 totaled $440,721, compared to $0 for the six-months ending June 30, 2010.  The increased marketing expense was due to aggressive lead generation for new members.  The Company relies on telemarketing efforts as our only source of generating leads to increase revenues.

Depreciation Expense

Depreciation expense totaled $5,114 for the six-months ended June 30 2011, compared to depreciation and amortization expense of $8,446 during the six-months ended June 30, 2010. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the six-months ended June 30, 2011 totaled $10,490, compared to $5,245 for the six-months ended June 30, 2010.  Amortization expense is the expensing of website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Interest Expense

Net interest expense for the six months ended June 30, 2011 was $0, a decrease of $1,229,799 as compared to interest expense of $1,229,799 during the six months ended June 30, 2010. The decrease was due to the Company paying off their debt obligations during the 2nd quarter of 2010

Net Loss

For the reasons stated above, our net loss for the six-months ended June 30, 2011 was $1,111,429, or $0.00 per share, a decrease of $305,769, compared to a net loss of $1,417,198, or $0.00 per share, during the six-months ended June 30, 2010.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $311,975, inventory of $27,904, merchant services reserve of $53,267, accounts receivable of $2,810 and prepaid insurance of $4,494.  Net cash used in operating activities for the six months ended June 30, 2011 was approximately $947,877. Current liabilities of $251,100 consisted of $244,379 for accounts payable and accrued liabilities and deferred revenues of $6,721. We have a net working capital of $149,350.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $1,111,429 for the six months ended June 30, 2011 and $2,492,310 for the year ended December 31, 2010 and had an accumulated deficit of $17,273,985 as of June 30, 2011.  The Company has a net working capital of $149,350 as of June 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2011 or as of the date of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 3.

Item 4. Controls and Procedures.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the most recent quarter ended June 30, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 6, 2011, the Company issued 7,653,061 shares of Common Stock for amounts due to consultants for services.

On May 12, 2011, the Company received $603,000 from proceeds from a securities purchase agreement for the purchase of 201,000,000 shares of Common Stock.

On May 13, 2011, the Company issued 10,000,000 shares of Common Stock for amounts due to consultants for services.

On June 3, 2011, the Company received $24,000 from proceeds from a securities purchase agreement for the purchase of 8,000,000 shares of Common Stock. The stock is currently unissued and $24,000 is recorded as a stock payable.

The shares of Common Stock were issued pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended and contain a restrictive legend.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	Calculation Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**
* Filed herewith.
** Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

August 15, 2011	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)