Form 10-Q
period 2011-09-30
Medefile International, Inc.
filed 2011-11-14
CIK 842013

 10-Q 1 form10q.htm MEDEFILE INTERNATIONAL, INC FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from to

Commission File Number33-25126-D

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
Yes ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) as of November 14, 2011: 3,911,383,852.

Explanatory Note

Medefile International, Inc. is not subject to the filing requirements of section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), and files reports with the SEC voluntarily. Medefile International, Inc. has filed all Exchange Act reports for the preceding 12 months.

Table of Contents

Page
PART I

FINANCIAL INFORMATION
ITEM 1. Financial Statements	4-14
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4. Controls and Procedures	14

PART II

OTHER INFORMATION
ITEM 1. Legal Proceedings	18
ITEM 1A. Risk Factors	18
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3. Defaults Upon Senior Securities	18
ITEM 4. Reserved	18
ITEM 5. Other Information	18
ITEM 6. Exhibits	18
Signatures	19

MedeFile International, Inc.
Condensed Balance Sheets

	Unaudited
	September 30,	December 31,
Assets	2011	2010
Current assets
Cash	$482,830	$499,652
Accounts receivable, net	760	2,468
Inventory	53,977	22,184
Merchant services reserve	64,141	6,173
Prepaid Insurance	2,775	-
Total current assets	604,483	530,477
Website development, net of accumulated amortization	31,473	47,210
Furniture and equipment, net of accumulated depreciation	12,751	20,364
Intangibles	1,339	1,339
Total assets	$650,046	$599,390

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$232,630	$310,325
Cash overdraft	-	6,928
Deferred revenues	7,051	9,575
Total Current Liabilities	239,681	326,828

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 5,000,000,000 authorized;
3,911,383,852 and 3,450,021,410 shares issued and outstanding on
September 30, 2011 and December 31, 2010, respectively	391,138	345,002
Common stock payable	24,000	-
Additional paid in capital	17,948,649	16,090,116
Accumulated deficit	(17,953,422)	(16,162,556)
Total stockholders' equity	410,365	272,562
Total liability and stockholders' equity	$650,046	$599,390

The accompanying notes are an integral part of these condensed financial statements

MedeFile International, Inc.
Condensed Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenue	$83,802	$43,903	$403,644	$50,505

Cost of goods sold	9,838	-	163,579	-
Gross profit	73,964	43,903	240,065	50,505

Operating expenses
Selling, general and administrative expenses	675,015	330,863	1,496,220	511,172
Marketing expense	70,641	-	511,362	-
Depreciation and amortization expense	7,745	8,109	23,349	21,801
Total operating expenses	753,401	338,972	2,030,931	532,973

Loss from operations	(679,437)	(295,069)	(1,790,866)	(482,468)

Other expenses
Interest expense - note payable	-	-	-	(10,166)
Interest expense - related party note payable	-	-	-	(1,219,633)
Total other expenses	-	-	-	(1,229,799)

Loss before income tax	(679,437)	(295,069)	(1,790,866)	(1,712,267)
Provision for income tax	-	-	-	-
Net Loss	$(679,437)	$(295,069)	$(1,790,866)	$(1,712,267)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding	3,888,216,666	1,978,131,704	3,642,641,183	1,009,955,771
basic and diluted

The accompanying notes are an integral part of these condensed financial statements

MedeFile International, Inc.
Consdensed Statements of Cash Flows
(unaudited)

	For the	For the
	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,790,866)	$(1,712,267)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	7,613	11,310
Amortization	15,737	10,492
Stock based services	172,731	65,000
Warrant expense	377,938	-
Interest expense	-	10,166
Interest expense - related party	-	1,219,633
Changes in operating assets and liabilities
Accounts receivable	1,708	(3,017)
Inventory	(31,793)	(82,325)
Merchant services reserve	(57,968)	-
Prepaid Insurance	(2,775)	-
Deposits and other assets	-	12,115
Accounts payable and accrued liabilities	38,305	(57,746)
Cash overdraft	(6,928)	(862)
Deferred revenue	(2,524)	9,256
Net Cash used in operating activities	(1,278,822)	(518,245)
Cash flows from investing activities
Website development	-	(21,800)
Net cash used in investing activities	-	(21,800)
Cash flow from financing activities
Proceeds from common stock subscription	24,000	1,000,000
Proceeds from common stock sale	1,238,000	-
Proceeds from note payable	-	340,842
Net cash provided by financing activities	1,262,000	1,340,842
Net increase (decrease) in cash and cash equivalents	(16,822)	800,797
Cash and cash equivalents at beginning of period	499,652	1,513
Cash and cash equvalents at end of period	$482,830	$802,310
Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$116,000	$-
Conversion of note payable and accrued interest	$-	$900,000

The accompanying notes are an integral part of these condensed financial statements

MedeFile International, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International, Inc., a Nevada corporation (the "Company" or “Medefile”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations

MedeFile International, Inc. has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. MedeFile's goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. MedeFile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. MedeFile's products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

Interoperable with most electronic medical record systems utilized by physician practices, clinics, hospitals and other care providers, the highly secure, feature-rich MedeFile iPHR solution has been designed to gather all of its members’ actual medical records on behalf of each member, and create a single, comprehensive Electronic Health Record (EHR). The member can access his/her records 24-hours a day, seven days a week – or authorize a third party user – on any web-enabled device (PC, smartphone, PDA, e-reader, et al), as well as the portable MedeFile flash drive/keychain or branded UBS-bracelet.

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

MedeFile believes it enjoys a number of competitive advantages over other firms within the medical records marketplace, including:

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,790,866 for the nine months ended September 30, 2011 and $2,492,310 for the year ended December 31, 2010 and had an accumulated deficit of $17,953,422 as of September 30, 2011.  The Company had net working capital of $364,802 as of September 30, 2011.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended September 30, 2011 and 2010 of approximately $0 and $0 respectively.  The Company incurred advertising costs for the nine months ended September 30, 2011 and 2010 of approximately $6,500 and $2,568 respectively.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  At September 30, 2011 the amount of $7,051 was in deferred revenue.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Outstanding options to purchase 5,640,000 common shares, warrants to purchase of 145,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the nine months ended September 30, 2011.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	September 30, 2011	December 31, 2010
Website development	$62,945	$62,946
Accumulated amortization	(31,472)	(15,736)
Net website development	$31,473	$47,210

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the three- months ending September 30, 2011 and 2010 is $5,245 and $5,245, respectively.  Amortization expense for the nine months ending September 30, 2011 and 2010 is $15,736 and $10,492 respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2011	December 31, 2010
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(195,153)	(187,540)
Net furniture and equipment	$12,751	$20,364

Depreciation is calculated by using the straight-line method over the estimated useful life. Depreciation expense totaled $2,500 and $2,864 for the three months ended September 30, 2011 and 2010, respectively.   Depreciation expense totaled $7,613 and $11,310 for the nine months ended September 30, 2011 and 2010, respectively.

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

During the first quarter 2011, the Company entered into a Securities Purchase Agreement for the sale of 201,000,000 shares of common stock at a purchase price of $0.003 per share.  Total proceeds from the sale of the stock totaled $603,000.

On March 31, 2011, the Company issued 9,375,000 shares of common stock for amounts due to consultant.  The shares had a market value of $37,500.

On April 29, 2011, the Company issued 7,653,061 shares of common stock for amounts due to a consultant.  The shares had a market value of $32,143.

On May 11, 2011, the Company issued 10,000,000 shares of common stock for amounts due to consultants.  The shares had a market value of $70,000.

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

During the third quarter of 2011, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold 177,304,960 shares of common stock at a purchase price of $0.00282 per share.

On August 1, 2011, the Company issued 11,029,421 shares of common stock for amounts due to consultant.  The shares had a market value of $33,088.

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

A summary of option activity under all Plans as of September 30, 2010, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	5,640,000	$0.80
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	5,640,000	$0.80
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2011	5,640,000	0.80
Non-vested at September 30, 2011	-	-
Exercisable at September 30, 2011	5,640,000	$0.80

The options outstanding as of September 30, 2011 have been segregated for additional disclosure as follows:

Options Outstanding			Options Exercisable
Weighted
		Weighted	Average		Weighted
Range of		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$0.80	5,640,000	$ 0.80	.25	5,640,000	$ 0.80

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the three and nine months ended September 30, 2011 and 2010, the Company recorded no compensation expense related to options.

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

On June 22, 2011, the Company awarded 10,000,000 Common Stock warrants, at an exercise price of $0.01 per share, to consultants for services at the quoted stock price on the effective date of the awards. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions listed below.

On July 28, 2011, the Company awarded 135,000,000 Common Stock warrants at an exercise price of $0.005 per share to consultants for services at the quoted stock price on the effective date of the awards.  The warrants have an expiration date of three years from the issue date and contain provisions for a cash exercise.  The estimated value of the compensatory warrants granted to non-employees in exchange for services was determined using the Black-Scholes pricing model and the assumptions listed below.

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Warrant expense was recognized for the nine months ended September 30, 2011 was $377,938.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	8,125,000	$.73
Granted	145,000,000	.01
Exercised	-	-
Canceled or expired	7,950,000	-
Outstanding at September 30, 2011	145,175,000	$0.019

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.56	175,000	1.5	$0.56	175,000	1.5
0.005	135,000,000	3.0	0.005	135,000,000	3.0
0.01	10,000,000	3.75	0.01	10,000,000	3.75
	145,175,000	3.05	$0.56	145,175,000	3.05

6. RELATED PARTY TRANSACTIONS

On May 10, 2011,the Company and the Company’s Chief Executive Officer, Kevin Hauser, executed an amendment, effective as of March 26, 2011, to the Employment Agreement, dated December 10, 2008, by and between Mr. Hauser and the Company.  Mr. Hauser agreed to reduce the base salary payable to him pursuant to the Employment Agreement to $100,000 for the year ending December 31, 2010.  As a result, the Company recorded a cancellation of payroll expense due to Mr. Hauser during the first quarter of 2010 through additional paid in capital in the amount of $116,000.

7.  SUBSEQUENT EVENTS

There are no significant subsequent events.

Item 2. Management's Discussion and Analysis

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on product introduction and customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events, except as may be required under applicable securities law. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 1, 2011. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-Q.

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

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005 Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006 OmniMed changed its name to MedeFile International, Inc. ("MedeFile" , the "Company", “we”, “us” or “our”).

Website Development

The Company has completed an extensive redesign of its website.  The site has been rebranded and made ready for search engine optimization (SEO).  During development, the Company used feedback from focus groups to make the site user friendly, intuitive and easy to use.  In addition, improvements have been made to help support direct response campaigns.

RESULTS OF OPERATIONS

THREE-MONTHS ENDING SEPTEMBER 30, 2011 COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 2010

Revenues

Revenues for the quarter ended September 30, 2011 totaled $83,802 compared to revenues of $43,903 during the quarter ended September 30, 2010.   The increase in membership revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has increased its marketing and advertising efforts; as a result, there has been a substantial increase in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended September 30, 2011 totaled $675,015 an increase of $344,152 or approximately 104.021% compared to selling, general and administrative expenses of $330,863 for the quarter ended September 30, 2010. The overall increase in the total selling, general and administrative is primarily due to increased costs associated with attracting new members, sales and business development expenses.

Marketing Expense

Marketing expense for the quarter ended September 30, 2011 totaled $70,641, compared to $0 for the quarter ending September 30, 2010.  The increased marketing expense was due to more aggressive lead generation for new members.  The Company relies on one source for generation of leads through the Company’s telemarketing efforts to increase revenues.

Depreciation Expense

Depreciation expense totaled $2,500 for the quarter ended September 30 2011, compared to depreciation expense of $2,864 during the quarter ended September 30, 2010. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the quarter ended September 30, 2011 totaled $5,245, compared to $5,245 for the quarter ended September 30, 2010.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Interest Expense

Net interest expense for the quarter ended September30, 2011 was $0, compared to interest expense of $0 during the quarter ended September 30, 2010.

Net Loss

For the reasons stated above, our net loss for quarter ended September 30, 20111 was $679,437 or $0 per share, a decrease of $384,368, compared to a net loss of $295,069, or $0 per share, during the quarter ended September 30, 2010.

NINE-MONTHS ENDING SEPTEMBER 30, 2011 COMPARED TO NINE-MONTHS ENDING SEPTEMBER 30, 2010

Revenues

Revenues for the nine-months ended September 30, 2011 totaled $403,644, compared to revenues of $50,505 during the nine-months ended September 30, 2010.    The increase in membership revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has increased its marketing and advertising efforts, and as a result there has been a substantial increase in memberships over the previous period.  Revenues received from memberships are expensed through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2011 totaled $1,496,220 an increase of $985,048 or approximately 192.7%, compared to selling, general and administrative expenses of $511,172 for the nine months ended September 30, 2010. The overall increase in the total selling, general and administrative expenses is primarily due to increased costs associated with attracting new members, sales and business development expenses.

Marketing Expense

Marketing expense for the nine-months ended September 30, 2011 totaled $511,362, compared to $0 for the nine-months ending September 30, 2010.  The increased marketing expense was due to more aggressive lead generation for new members.  The Company relies on one source for generation of leads through the Company’s telemarketing efforts to increase revenues.

Depreciation Expense

Depreciation expense totaled $7,613 for the nine-months ended September 30 2011, compared to depreciation expense of $11,310 during the nine-months ended September 30, 2010. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the nine-months ended September 30, 2011 totaled $15,737, compared to $10,490 for the nine-months ended September 30, 2010.  Amortization expense is the expensing of website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Interest Expense

Net interest expense for the nine months ended September 30, 2011 was $0, a decrease of $1,229,799 as compared to interest expense of $1,229,799 during the nine months ended September 30, 2010. The decrease was due to the Company paying off their debt obligations during the second quarter of 2010.

Net Loss

For the reasons stated above, our net loss for the nine-months ended September 30, 2011 was $1,790,866, or $0.00 per share, a decrease of $78,599, compared to a net loss of $1,712,267, or $0.00 per share, during the nine-months ended September 30, 2010.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $482,830; inventory of $53,977; merchant services reserve of $64,141; accounts receivable of $760 and prepaid insurance of 2,775.  Net cash used in operating activities for the nine months ended September 30, 2011 was approximately $1,278,822. Current liabilities of $239,681 consisted of $232,630 for accounts payable and accrued liabilities and deferred revenues of $7,051. We have a net working capital of $364,802.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $1,790,866 for the nine months ended September 30, 2011 and $2,492,310 for the year ended December 31, 2010 and had an accumulated deficit of $17,953,422 as of September 30, 2011.  The Company has a net working capital of $364,802 as of September 30, 2011.

The Company currently estimates that it will require approximately $480,000 to continue its operations for the next twelve months.  Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2011 or as of the date of this report.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer); of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2011, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.

Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

November 14, 2011	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)