Form 10-K
period 2011-12-31
Medefile International, Inc.
filed 2012-04-16
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 033-25126-D

MedeFile International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Yamato Road, Suite 3155
Boca Raton, FL 33413
(Address of principal executive offices)
(973) 993-8001
(Issuer's telephone number)

Copies to:
Richard A. Friedman, Esq.
Jeff Cahlon, Esq.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑           No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No  ☒

As of June 30, 2011, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTCQB of $0.0041 was approximately $10,541,523. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 5, 2012 was 4,019,830,281.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Interoperable with most electronic medical record systems utilized by physician practices, clinics, hospitals and other care providers, the highly secure, feature-rich MedeFile iPHR solution has been designed to gather all of its members’ actual medical records on behalf of each member, and create a single, comprehensive, electronic Personal Health Record (PHR).  The member can access his/her records 24-hours a day, seven days a week – or authorize a third party user – on any web-enabled device (PC, cell phone, PDA, e-reader, et al), as well as the portable MedeDrive flash drive/keychain or branded UBS-bracelet.

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

MedeFile believes it enjoys a number of direct, competitive advantages over others in the medical records marketplace:

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

Every patient visit generates a medical record. Today, this information is largely contained in a paper-based patient medical record. A patient's medical records are usually stored in physicians' offices as well as other healthcare facilities the patient has visited. A record that tracks a patient's medical treatment over time is called a “longitudinal record.”

In today's healthcare environment, access to hospital-based medical records by patients and other authorized parties (e.g., insurance companies, attorneys, etc.) is controlled by Release of Information (ROI) policies and procedures. ROI processes are based on the premise that patients have a right to access their medical records and that they must specifically designate any other party to whom their medical information can be released. ROI policies and procedures are based on the following laws and policies: the federal Health Insurance Portability and Accountability Act (HIPAA), various state laws, and the policies and professional practice guidelines set forth by the American Health Information Management Association (AHIMA).

Congress passed the Health Insurance Portability & Accountability Act (HIPAA) in 1996. The purpose of HIPAA is to prevent fraud in the healthcare industry and to protect confidential patient information. HIPAA standardizes and provides enforcement mechanisms for ROI rules and guidelines to protect personal healthcare information. HIPAA effects entities involved with electronic health care information--including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, universities, and even single-physician offices. The final version of the HIPAA Privacy regulations was issued in December 2000, and went into effect on April 14, 2001.  A two-year "grace" period was included; enforcement of the HIPAA Privacy Rules began on April 14, 2003.

In addition, in 2009, the Health Information Technology for Economic and Clinical Health Act (HITECH Act) legislation was created to stimulate the adoption of electronic health records (EHR) and supporting technology in the United States. President Obama signed HITECH into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (ARRA), an economic stimulus bill. The HITECH Act continues the effort of the Health Insurance Portability and Accountability Act (HIPAA) to encourage movement to electronic patient records and to deliver stricter data protection regulations for more secure patient privacy. The HITECH act stipulates that, beginning in 2011, healthcare providers will be offered financial incentives for demonstrating meaningful use of electronic health records (EHR). Incentives will be offered until 2015, after which time penalties may be levied for failing to demonstrate such use. The Act also establishes grants for training centers for the personnel required to support a health IT infrastructure.

Overview of Products and Services

MedeFile iPHR

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

A complete MedeFile iPHR is comprised of copies of the member's actual medical records as well as a Digital Health Profile (DHP), which is an overview of the patient's and his family's medical history. In addition, every Premium MedeFile member and MedeOne member receives a MedeDrive, an external USB drive which stores all of a patient's Emergency Medical Information as well as a copy of the member's MedeFile.

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

Quality of Care Program

MedeFile’s Quality of Care Program is a unique marketing initiative providing for MedeFile to partner on a revenue-sharing basis with established medical practitioners, physician groups and hospitals to educate patients on the benefits and advantages of adopting the MedeFile system as their Personal Health Record solution.  Studies have shown that consumers are more interested in adopting a PHR offered by their healthcare provider than any other source.

MedeFile believes that its iPHR platform can serve as a highly effective patient portal and practice integration tool that addresses the need for practitioners to meet Stage 2 “meaningful use” standards required for qualifying for federal incentive payments pursuant to the HITECH Act.    Stage 2 of the HITECH Act, which begins October 2012, stipulates that 20% of the patient populations of eligible providers must have the ability to electronically view and download their health information – including diagnostic test results, physician’s notes, medication lists and medication allergies, via a web-based portal within 36 hours of being seen by the eligible providers.  With the Quality of Care Program, healthcare providers can establish an elevated patient-centric standard of care and economically benefit from increased clinical efficiencies, government “meaningful use” incentives and their financial stake in the successful marketing of MedeFile’s iPHR solution to their patient populations.

MedePro

Introduced in 2012, MedePro is a medical record retrieval and document management solution created specifically by MedeFile for legal and insurance professionals.

For Legal Professionals

Medical record retrieval and document management play critical roles in helping plaintiff or defense counsels build, support and win their cases, be them mass tort, malpractice, personal injury, product liability, workers’ compensation or other types of health- or medical-related litigation. However, the sheer cost, manpower and time required to request, retrieve and manage what is typically hundreds, if not thousands, of records can be overwhelming. Upon engagement, MedeFile’s highly competent MedePRO customer service agents and our proprietary electronic retrieval system go to work contacting case-related healthcare providers nationwide to collect copies of all actual medical records and files – including actual notes, EKGs, X-rays, MRIs, labs, et al. Then, using a secure, double encrypted process, MedeFile consolidates, digitizes, indexes, paginates, Bates stamps, stores and protects the records in the MedeVault,  MedeFile’s proprietary, highly secure, redundant electronic depository which can only be accessed by authorized individuals.

Retrieved medical records can be searched and viewed online through MedeFile’s secure online portal from anywhere on Earth using an Internet-enabled desktop computer or mobile computing device. In addition, individual and/or collective documents can also be downloaded, shared with co-counsels (essential for large mass tort cases), and copied to a MedeDrive, a proprietary USB thumb drive ideal for portability and convenient and economical long term storage.

The MedePRO solution may also be seamlessly integrated into a law firm’s case management system to facilitate real-time, one-click status checks of requested records, helping to expedite case discovery and complex trial preparation.

For Insurance Professionals

In collaboration with medical insurance providers and with proper authorization, MedePRO enables the expeditious, secure retrieval and management of all actual medical records and files from a patient’s current and former care providers. Records received are then digitized, indexed, coded and stored in the MedeVault, from which case managers can access, view, share and download a patient’s comprehensive, longitudinal personal health record from any web-enabled device. Further, MedePRO’s online record order tracking system allows case managers to view real-time status reports on a 24/7 basis.   Insurance professionals can also tap the power and convenience of MedePRO for the purpose of analyzing medical claims or investigating and adjudicating medical identity theft and fraud.

Members

As of December 31, 2011, MedeFile had approximately 20,000 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

Sales and Marketing

MedeFile employs the following marketing strategies to generate awareness of MedeFile's products and services: direct sales, direct mail, public relations campaigns, speaking engagements by MedeFile's executive officers, participation in trade shows, and alliances and partnerships with third parties.

Medefile's marketing strategy will target the following types of organizations: Health Maintenance Organizations; Preferred Provider Organizations; law practices, managed care organizations; insurance companies; trade unions; large affinity groups, such as AARP; large and medium-sized self-insured corporations; nursing homes and assisted living facilities; and Internet users.

In particular, the MedeFile service is designed to be sold in several distinct ways:

•
MedeFile’s website - Through normal e-commerce mechanisms, patients may enroll in the service directly from the MedeFile website. Membership may be purchased on an annual basis and may be paid all at once or over time, at the patient's discretion.

•
Physician referrals - Patients may enroll based on a doctor's referral. In the event that these physicians are also Medefile Quality of Care Program customers, they may easily transfer their patients' information into the MedeFile system.

•
Large group offerings (e.g. AARP, trade unions, etc.) - Large, membership-driven organizations may offer the MedeFile system to their members at a discounted rate, which may be negotiated with Medefile based on the size of the expected enrollment. An additional promotional advantage may be derived from the use of MedeFile through the website of the client organization. Hence, MedeFile functionality may be accessed using each organization's site.

•	Insurance companies - Similar to large group offerings identified above, insurance companies may offer the MedeFile service to their insured as a means to decrease the cost of medical care.

•
Law firms and insurance companies – law firms and insurance companies may engage MedeFile’s MedePro service for the purpose of retrieving medical records and managing documents in association with case preparation and management.

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

Employees

From our inception through the period ended December 31, 2011, we have primarily relied on the services of outside consultants.  As of December 31, 2011, MedeFile had a total of 4 full time employees and 4 consultants.

The employees are covered by employment agreements, and we believe our relations with our employees is favorable.

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

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses, and we may not achieve or maintain profitability in the future.

We have experienced a net loss of $2,079,374, for the year ended December 31, 2011. The accompanying consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern.

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

We currently have limited sales, marketing and distribution capabilities. As a result, we may be forced to depend on collaborations or agreements with third parties that have established distribution systems and direct sales forces. To the extent that we enter into co-promotion or other licensing arrangements, our revenues will depend upon the efforts of third parties, over which we may have little or no control.

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

RISKS RELATED TO OUR COMMON STOCK:

Because our common stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year..

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record and $10 million in assets, in accordance with Section 12(g) of the Exchange Act). As a result, although we are required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our Common Stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission (“SEC”) a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our Common Stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding Common Stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports we file under the Exchange Act or registration statements we file under the Securities Act.  Furthermore, so long as our Common Stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.
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

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

MedeFile leases its main office, which is located at 301 Yamato Rd, Boca Raton, FL  33431, commencing March 01, 2009.  MedeFile’s previous location was 240 Cedar Knolls Rd, Cedar Knolls, NJ 07927, commencing September 2007 and expiring in August 2012. By mutual agreement the lease was cancelled and MedeFile chose Florida for its main office location.  The current lease is for a term of 24 months.

	2011	2010
12 Months ended 12/31	$42,228	$23,921

Due to increased business, the Company leased a larger suite in April 2011.  The location of the new office space is within the building the Company is currently leasing

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of it operations in the normal course of business. We are not currently involved in any legal proceedings or litigation and, to the best of knowledge, no governmental authority is contemplating any proceeding in which we are a party or to which any of our properties is subject, which would reasonable be likely to have a material adverse effect on the Company,

 ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol MDFI. Prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol MDFI.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 03/31/10	$0.0148	$0.0046
Quarter ended 06/30/10	$0.0093	$0.0041
Quarter ended 09/30/10	$0.0068	$0.0036
Quarter ended 12/31/10	$0.0075	$0.0037
Quarter ended 03/31/11	$0.005	$0.0029
Quarter ended 06/30/11	$0.0075	$0.0037
Quarter ended 09/30/11	$0.0044	$0.0014
Quarter ended 12/31/11	$0.0015	$0.0001

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 30, 2012, there were approximately 1065 holders of record of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES

On November 1, 2011, the Company issued 46,875,000 shares of common stock for amounts due to consultants.

On March 1, 2012, the Company issued 53,571,429 shares of common stock for amounts due to a consultant.
In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as may be required under applicable securities laws, we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors"

OVERVIEW

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

Interoperable with most electronic medical record systems utilized by physician practices, clinics, hospitals and other care providers, the highly secure, feature-rich MedeFile iPHR solution has been designed to gather all of its members’ actual medical records on behalf of each member, and create a single, comprehensive electronic Personal Health Record (PHR).  The member can access his/her records 24-hours a day, seven days a week – or authorize a third party user – on any web-enabled device (PC, cell phone, PDA, e-reader, et al), as well as the portable MedeDrive flash drive/keychain or branded UBS-bracelet.

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

We enjoy a number of direct, competitive advantages over others in the medical records marketplace:

	We have developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.

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

RESULTS OF OPERATIONS

YEAR ENDING DECEMBER 31, 2011 COMPARED TO YEAR ENDING DECEMBER 31, 2010

Revenues

Revenues for the year ended December 31, 2011 totaled $495,451 compared to revenues of $133,869 for the year ended December 31, 2010.   The increase in membership revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  In 2010, the Company increased its marketing and advertising efforts, as a result, there has been a substantial increase in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 totaled $1,855,825, an increase of $721,454, or approximately 63.6%, compared to selling, general and administrative expenses of $1,134,371 for the year ended December 31, 2010. The overall increase in the total selling, general and administrative is primarily due to increased costs associated with attracting new members, sales and business development expenses.

Marketing Expense

Marketing expense for the year ended December 31, 2011 totaled $524,301, an increase of $353,813, or approximately 207.5% compared to $170,488 for the year ending December 31.  The increased marketing expense was due to more aggressive lead generation for new members.  In the first six months of 2011, the Company largely relied on one source for generation of leads through the Company’s telemarketing efforts to increase revenues through heavily discounted trial memberships; however, in July 2011, MedeFile terminated its telemarketing effort in favor of redirecting its marketing emphasis on the pursuit of major wholesale sales opportunities with large medical institutions, trade unions, affinity groups and insurance companies, among others.

Depreciation Expense

Depreciation expense totaled $10,086 for the year ended December 31 2011, compared to depreciation expense of $14,174 during the year ended December 31, 2010. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the year ended December 31, 2011 totaled $20,983, compared to $15,735 for the year ended December 31, 2010.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Interest Expense

Net interest expense for the year ended December 31, 2011 was $0, compared to interest expense of $1,229,799 during the year ended December 31, 2010. The reason for the decrease of interest expense is the expensing of interest from conversion of a note payable through a stock issuance in 2010.

Net Loss

For the reasons stated above, our net loss for year ended December 31, 2011 was $2,079,374, or $0.00 per share, a decrease of $383,352, compared to a net loss of $2,492,310, or $0.00 per share, during the year ended December 31, 2010.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $198,173, inventory of $53,925, merchant services reserve of $62,530, accounts receivable of $617 and prepaid insurance of $1,055.  Net cash used in operating activities for the year ended December 31, 2011 was approximately $1,563,479. Current liabilities of $190,099 consisted of $180,244 for accounts payable and accrued liabilities and deferred revenues of $9,855. We have net working capital of $126,201.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $2,079,374 for the year ended December 31, 2011 and $2,492,310 for the year ended December 31, 2010, and had an accumulated deficit of $18,241,930 as of December 31, 2011.  The Company had a net working capital of $126,201 as of December 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2011 or as of the date of this report.

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

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on the financial statements.

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The adoption of Update No. 2011-05 is not expected have a material impact the financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to have a material impact on the financial statements.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of MedeFile International, Inc.

We have audited the accompanying consolidated balance sheets of MedeFile International, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. MedeFile International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedeFile International, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 16, 2012

Medefile International, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
Assets	2011	2010
Current assets
Cash	$198,173	$499,652
Accounts receivable, net	617	2,468
Inventory	53,925	22,184
Merchant services reserve	62,530	6,173
Prepaid insurance	1,055	-
Total current assets	316,300	530,477
Website development, net of accumulated amortization	26,227	47,210
Furniture and equipment, net of accumulated depreciation	10,278	20,364
Intangibles	1,339	1,339
Total assets	$354,144	$599,390

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$180,244	$310,325
Cash overdraft	-	6,928
Deferred revenues	9,855	9,575
Total Current Liabilities	190,099	326,828

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 5,000,000,000 authorized;
3,958,258,852 and 3,450,021,410 shares issued and outstanding on
December 31, 2011 and 2010, respectively	395,826	345,002
Common stock payable	24,000	-
Additional paid in capital	17,986,149	16,090,116
Accumulated deficit	(18,241,930)	(16,162,556)
Total stockholders' equity	164,045	272,562
Total liability and stockholders' equity	$354,144	$599,390

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010
Revenue	$495,451	$133,869

Cost of goods sold	163,630	61,610
Gross profit	331,821	72,259

Operating expenses
Selling, general and administrative expenses	1,855,825	1,134,371
Marketing expense	524,301	170,488
Depreciation and amortization expense	31,069	29,911
Total operating expenses	2,411,195	1,334,770

Loss from operations	(2,079,374)	(1,262,511)

Other income (expenses)
Interest expense - note payable	-	(10,166)
Interest expense - related party note payable	-	(1,219,633)
Total other income (expense)	-	(1,229,799)

Loss before income tax	(2,079,374)	(2,492,310)
Provision for income tax	-	-
Net loss	$(2,079,374)	$(2,492,310)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	3,715,587,476	2,346,081,850
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Shares			Common Stock	Accumulated
	Outstanding	Amount	APIC	Payable	Deficit	Total
December 31, 2009	1,463,021,410	$146,302	$12,923,998	$-	$(13,670,246)	$(599,946)

Common stock issued
for consultants and
employees	47,000,000	4,700	245,300			250,000

Common stock issued
for note payable	450,000,000	45,000	2,070,000			2,115,000

Common stock sale	1,490,000,000	149,000	850,818			999,818

Net loss					(2,492,310)	(2,492,310)
December 31, 2010	3,450,021,410	$345,002	$16,090,116	$-	$(16,162,556)	$272,562

Common stock issued
for consultants	84,932,482	8,493	206,426			214,919

Common stock sale	423,304,960	42,331	1,195,669			1,238,000

Cancellation of
payroll liability			116,000			116,000

Common stock payable				24,000		24,000

Issuance of warrants			377,938			377,938

Net Loss					(2,079,374)	(2,079,374)
	3,958,258,852	395,826	17,986,149	24,000	(18,241,930)	164,045

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(2,079,374)	$(2,492,310)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	10,086	14,174
Amortization	20,983	15,737
Stock based services	214,919	250,000
Warrant expense	377,938	-
Interest expense	-	10,166
Interest expense - related party	-	1,219,815

Changes in operating assets and liabilities
Accounts receivable	1,851	(2,468)
Inventory	(31,741)	(22,184)
Prepaid insurance	(1,055)	-
Deposits and other assets	-	14,475
Accounts payable and accrued liabilities	(14,081)	163,769
Merchant services reserve	(56,357)	(6,173)
Cash overdraft	(6,928)	6,066
Deferred revenue	280	8,213
Net Cash used in operating activities	(1,563,479)	(820,720)
Cash flows from investing activities
Website development	-	(21,801)
Net cash used in investing activities	-	(21,801)
Cash flow from financing activities
Proceeds from common stock subscription	24,000	999,818
Proceeds from common stock sales	1,238,000	-
Proceeds from note payable	-	340,842
Net cash provided by financing activities	1,262,000	1,340,660
Net increase (decrease) in cash and cash equivalents	(301,479)	498,139
Cash and cash equivalents at beginning of period	499,652	1,513
Cash and cash equivalents at end of period	$198,173	$499,652

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$116,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $2,079,374 for the year ended December 31, 2011 and $2,492,310 for the year ended December 31, 2010 and had an accumulated deficit of $18,241,930 as of December 31, 2011.  The Company has net working capital of $126,201 as of December 31, 2011.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.  Currently our operating account is not above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2011 and 2010 of approximately $6,500 and $2,568 respectively.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  At December 31, 2011 and 2010, deferred revenue totaled $9,855 and $9,575, respectively.

Reclassifications

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

In May 2011, FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the new guideline is effective for interim and annual periods beginning after December 15, 2011 and should be applied prospectively. The Company does not expect that the guidance effective in future periods will have a material impact on the financial statements.

In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. The adoption of Update No. 2011-05 is not expected have a material impact the financial statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to have a material impact on the financial statements.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 145,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2011.   Warrants to purchase 8,175,000 common shares and options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2010.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2011	December 31, 2010
Website development	$62,946	$62,946
Accumulated amortization	(36,719)	(15,736)
Net website development	$26,227	$47,210

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the years ending December 31, 2011 and 2010 is $20,983 and $15,735, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31, 2011	December 31, 2010
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(197,626)	(187,540
Net furniture and equipment	$10,278	$20,364

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $10,086 and $14,174 for the year ended December 31, 2011 and 2010, respectively.

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

During the first quarter 2011, the Company entered into a Securities Purchase Agreement pursuant to which it sold 201,000,000 shares of common stock at a purchase price of $0.003 per share.  Total proceeds from the sale of the stock totaled $603,000.

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

During the first quarter 2011, the Company entered into a Securities Purchase Agreement pursuant to which it sold 45,000,000 shares of common stock at a purchase price of $0.003 per share.   The funds were received during the first quarter of 2011 and recorded as a stock payable in the amount of $135,000 as of June 30, 2011.  On July 8, 2011, 45,000,000 shares of common stock were issued.

On June 3, 2011, the Company received $24,000 in proceeds f for the purchase of 8,000,000 shares of common stock.  The stock is currently unissued and $24,000 is recorded as a stock payable.

During the third quarter of 2011, the Company entered into a Securities Purchase Agreement pursuant to which it sold 177,304,960 shares of common stock at a purchase price of $0.00282

On August 1, 2011, the Company issued 11,029,421 shares of common stock for amounts due to consultant.  The shares had a market value of $33,088.

On November 1, 2011, the Company issued 46,875,000 shares of common stock for amounts due to consultants.  The shares had a market value of $42,187.50.

Stock Options

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreement that are more fully described below:  As of December 31, 2011 all options have expired.

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

A summary of option activity under all Plans as of December 31, 2011, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	5,640,000	$0.80
Issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2010	5,640,000	$0.80
Issued	-	-
Expired	5,640,000	0.80
Forfeited	-	-
Outstanding at December 31, 2011	-	-
Non-vested at December 31, 2011	-	-
Exercisable at December 31, 2011	-	$0.00

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the years ended December 31, 2011 and 2010, the Company recorded no compensation expense related to options.

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

On June 22, 2011, the Company awarded 10,000,000 Common Stock warrants, at an exercise price of $0.01 per share, to consultants for services at the quoted stock price on the effective date of the awards. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions listed below:

On July 28, 2011, the Company awarded 135,000,000 Common Stock Warrants, at an exercise price of $0.005 per share to consultants for services at the quoted stock price on the effective date of the awards.  The warrants have an expiration date of three years from the issue date and contain provisions for a cash exercise.  The estimated value of the compensatory warrants granted to non-employees in exchange for services was determined using the Black-Scholes pricing model and the assumptions listed below.

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Warrant expense recognized for the years ending December 31, 2011 and 2010 was $314,589 and $0.00 respectively.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2009	8,175,000	.73
Granted	-
Exercised	-
Canceled or expired	-
Outstanding at December 31, 2010	8,175,000	$.73
Granted	145,000,000	.01
Exercised	-	-
Canceled or expired	8,000,000	-
Outstanding at December 31, 2011	145,175,000	$0.019

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.56	175,000	1.5	$0.56	175,000	1.5
0.005	135,000,000	2.75	0.005	135,000,000	2.75
0.01	10,000,000	3.75	0.01	10,000,000	3.75
	145,175,000	2.85	$0.56	145,175,000	2.85

6. RELATED PARTY TRANSACTIONS

On May 10, 2011, Medefile International, Inc. (the “Company”) and the Company’s Chief Executive Officer, Kevin Hauser, executed an amendment, effective as of March 26, 2011, to the employment agreement dated December 10, 2008, by and between Mr. Hauser and the Company.  Mr. Hauser agreed to reduce the base salary payable to him pursuant to the Employment Agreement to $100,000 for the year ending December 31, 2010.  As a result, the Company recorded a cancellation of payroll expense due to Mr. Hauser during the first quarter of 2011 through additional paid in capital in the amount of $116,000.

7.  SUBSEQUENT EVENTS

On March 1, 2012, the Company issued 53,571,429 shares of common stock to a consultant. The market value of the shares was $42,859,

On March 15, 2012 the Company issued 8,000,000 shares of common stock in accordance with a Security Purchase Agreement.  The funds were received previously and the shares of common stock were issued against the remaining balance in Stock Payable.

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

Management, with the participation of our principal executive officer, financial and accounting officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2011, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

 PART III

 ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth certain information with respect to our directors and officers. The following persons serve as our directors and executive officers:

Name	Age	Position

Kevin Hauser	39	President, Chief Executive Officer, Acting Chief Financial Officer, Director
Michael S. Delin	47	Director

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and/or any executive officer.

Background of Executive Officers and Directors

Kevin Hauser, President, Chief Executive Officer and Acting Chief Financial Officer. On August 15, 2010, Mr. Hauser was appointed MedeFile’s new Chief Executive Officer, the post formerly held by his father and Company founder, Milton Hauser, who stepped down due to a personal health crisis.  Prior to assuming the helm of the Company, Mr. Hauswer was a key member of the executive management team, serving as MedeFile’s Vice President of Sales, Marketing and New Business Development since 2005.  In this capacity, he helped to design, develop and implement strategies and programs aimed at establishing the MedeFile brand on a global basis.  Among his many diverse responsibilities, he led a three-year series of consumer focus groups and conducted several in-depth industry market studies, helping to define “must-have” features and functionality of the MedeFile iPHR platform.  In addition, Mr. Hauser was charged with pursuing strategic business partnerships capable of enhancing the Company’s brand-building and marketing efforts, which has since resulted in several important teaming arrangements being secured by the Company.

Mr. Hauser was also instrumental in the conception and commencement of MedeFile’s Quality of Care program, a strategic physician-focused initiative designed to educate patients on the benefits of MedeFile’s iPHR solution, promote new annual subscribers and generate a profitable new revenue channel for care providers.  Since becoming CEO, Mr. Hausewr has remained largely focused on executing a broad range of commercialization strategies to drive MedeFile subscription growth and build enduring long term value for the Company’s stockholders.

Prior to joining MedeFile, Mr. Hauser earned distinction in the securities industry, working primarily at Raymond James Financial Services.  In 1996, he established a branch office for Raymond James in New York City’s Wall Street district, which rapidly became one of the firm’s top producing branches in the country.  Earning placement in Raymond James’ President Club, he was the youngest Independent Sales Associate to receive that honor at that time.

Michael Delin, Director. Mr. Delin has served on our board of directors since December 2008.  After providing specialty consulting services to the management team, he joined MedeFile’s Board of Directors in December 2008.  Mr. Delin is the sole proprietor and operator of an accounting and tax preparation service.  He also currently serves as the Chief Financial Officer of a construction company that is based in Southwest Florida.  He is a graduate of the University of South Florida where he earned a Bachelor of Arts degree in Accounting.

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

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees. The Code of Ethics is available on our website found at www.medefile.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended December 31, 2011 and 2010, of our Chief Executive Officer. There were no other executive officers whose total annual compensation exceeded $100,000 during the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser (1)	2011	125,000								125,000
President, CEO, CFO and Director	2010	216,000	(1)							216,000

(1)	Represents amount unpaid but accrued

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kevin Hauser President, CEO, Acting CFO and Director	--	--	--	--	--	--	--	--	--

  Director Compensation for Year Ending December 31, 2011

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser	--	--	--	--	--	--	--

Michael Delin	--	--	--	--	--	--	--

EMPLOYMENT AGREEMENTS

On December 10, 2008, Medefile entered into an employment agreement with Kevin Hauser pursuant to which Mr. Hauser agreed to continue to serve as the Company’s Vice President of Sales and New Business Development for a term of three years. The term of his agreement automatically extended for successive one year periods unless otherwise terminated by the parties in accordance with the terms of the agreement.  Pursuant to his agreement, Mr. Hauser was entitled to receive an annual salary of $216,000.  He was also entitled to a discretionary bonus from time to time during the term of the agreement in an amount determined by the sole discretion of the Company’s Board of Directors. For the year ended December 31, 2010, the amount of $216,000 due under the employment agreement was accrued but unpaid.

On May 10, 2011, the Company and Mr. Hauser executed an amendment, effective as of March 26, 2011, to the employment agreement dated December 10, 2008, by and between Mr. Hauser and the Company (the “Employment Agreement”). The amendment memorialized the agreement of Mr. Hauser to reduce the base salary payable to him pursuant to the Employment Agreement to $100,000 for the year ending December 31, 2010, and to $125,000 commencing January 1, 2011. The amendment further provides for a performance bonus which may be awarded to Mr. Hauser, at the discretion of the Board, at such time as the Company becomes cash flow positive (defined as a quarterly net income in excess of $75,000) and has a positive Quick Ratio (Cash less current liabilities in excess of $100,000). The performance bonus may be paid in either cash or through the issuance of shares of the Company’s common stock at the discretion of the Board.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

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

Eligibility. Under the 2006 Stock Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company.

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

(e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2010 Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increse decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend; and

(f) Termination, Modification and Amendment. The 2010 Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2006 Incentive Stock Plan. Subject to certain restrictions, the 2010 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 31, 2012.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)(3)	Percentage of Common Stock (2)

Lyle Hauser(3)	989,631,250	24.6%
Kevin Hauser (4)	327,758,500	8.2%
Michael S. Delin	-
All officers and directors as a group (2 persons)	327,758,500	8.2%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Medefile International, Inc., 301 Yamato Rd, Ste 3155, Boca Raton, FL  33413.

(2) Applicable percentage ownership is based on 4,019,830,281 shares of common stock outstanding as of March 31, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Lyle Hauser owns 896,312,500 shares in his individual capacity and 93,318,750 shares through Vantage Holding Ltd. Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd. Lyle Hauser is the brother of Kevin Hauser.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transaction

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

On May 24, 2010, Lyle Hauser, the brother of the Company's current Chief Executive Officer and the son of the former Chief Executive Officer and control person for Vantage Group Ltd.,  agreed to convert notes in the aggregate principal amount of $900,000 into an aggregate of 450,000,000 shares of the Company's common stock.

On July 6, 2011, Kevin Hauser (the Company’s chief executive officer) (with respect to 300,000,000 shares of common stock) and Lyle Hauser (the Company’s largest shareholder) (with respect to 989,631,250 shares of common stock) entered into six month lock-up agreements with the Company. Under their respective lock-up agreements, Kevin Hauser was granted anti-dilution protection for a period of six months under the same terms as the investors under the securities purchase agreement entered into on July 6, 2011, and Lyle Hauser were granted anti-dilution protection for a period of four years under the same terms as the investors. In January 2012, Kevin Hauser’s lock-up agreement such that the lock-up period was extended to July 20, 2012, and anti-dilution protection was extended to July 20, 2014. In April 2012, Kevin Hauser’s lock-up agreement was further amended such that the anti-dilution protection will terminate following the Company’s next capital raise.

Director Independence

None of our directors is independent as term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by L.L. Bradford for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2011 and 2010 were as follows [update for 2011.

	2011	2010

Audit Fees	$40,500	$41,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$40,500	$41,000

TAX FEES

No tax fees were billed by L.L. Bradford for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2011 and 2010.

ALL OTHER FEES

No other fees were billed by L.L. Bradford for the fiscal year ended December 31, 2011 and 2010.

ITEM 13. EXHIBITS

2.1
 Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to Medefile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporation be referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010(incorporated by reference to10-K/A filed July 15, 2011)

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.8	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.9	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.10	Demand Promissory Note dated July 31, 2008 - Cybervault (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.11	Demand Promissory Note dated July 31, 2008 – Roth (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.12	Demand Promissory Note dated March 31, 2009 – Digital Health (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.13	Form of Subscription Agreement (as incorporated by reference to the Company's Current Report on Form 8-K filed on July 13, 2010).

10.14	Executive Employment Agreement, dated December 10, 2008, between the Company and Milton Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.15	Executive Employment Agreement, dated December 10, 2008, between the Company and Kevin Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.16	Executive Employment Agreement, dated December 10, 2008, between the Company and Rachel Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.17	Amendment to Employment Agreement, dated effective March 26, 2011, between the Company and Kevin Hauser (incorporated by reference to the Company's 8-K filed on May 16, 2011).

10.18	Letter Agreement, dated January 15, 2010, between the Company and Rachel Hauser (incorporated by reference to10-K/A filed July 15, 2011)

10.19	Promissory Note amendment, dated June 30, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.20	Promissory Note amendment, dated September 30, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.21	Promissory Note amendment, dated December 31, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.22	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed July 20, 2011)

10.23	Form of Warrant (incorporated by reference to 8-K filed July 20, 2011)

10.24	Lock-Up Agreement between the Company Kevin Hauser (incorporated by reference to 8-K filed July 20, 2011)

10.25	Lock-Up Agreement between the Company and Lyle Hauser (incorporated by reference to 8-K filed July 20, 2011)

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 16, 2012	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin Hauser	President, Chief Executive Officer and Chairman of	April 16, 2012
Kevin Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	April 16, 2012
Michael S. Delin