Form 10-Q
period 2012-03-31
Medefile International, Inc.
filed 2012-05-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 033-25126-D

MedeFile International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0368333
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

301 Yamato Rd, Suite 1200
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
Yes  ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) as of May 15, 2012: 52,920,494,067.

Table of Contents

Page
PART I

FINANCIAL INFORMATION
ITEM 1. Financial Statements	3-13
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	16
ITEM 4. Controls and Procedures	16

PART II

OTHER INFORMATION
ITEM 1. Legal Proceedings	17
ITEM 1A. Risk Factors	17
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
ITEM 3. Defaults Upon Senior Securities	17
ITEM 4. Mine Safety Disclosures	17
ITEM 5. Other Information	17
ITEM 6. Exhibits	17
Signatures	18

Item 1. Financial Statements.

Medefile International, Inc.
Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
Assets	2012	2011
Current assets
Cash	$30,344	$198,173
Accounts receivable, net	1,893	617
Inventory	53,859	53,925
Merchant services reserve	64,320	62,530
Prepaid insurance	-	1,055
Total current assets	150,416	316,300
Website development, net of accumulated amortization	20,982	26,227
Furniture and equipment, net of accumulated depreciation	7,927	10,278
Intangibles	1,339	1,339
Total assets	$180,664	$354,144

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$200,589	$180,244
Cash overdraft	-	-
Deferred revenues	6,894	9,855
Total Current Liabilities	207,483	190,099

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 75,000,000,000 authorized;
4,019,830,281 and 3,958,258,852 shares issued and outstanding on
March 31, 2012 and December 31, 2011, respectively	401,983	395,826
Common stock payable	-	24,000
Additional paid in capital	18,046,851	17,986,149
Accumulated deficit	(18,475,653)	(18,241,930)
Total stockholders' equity	(26,819)	164,045
Total liability and stockholders' equity	$180,664	$354,144

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Revenue	$13,714	$132,102

Cost of goods sold	66	63,475
Gross profit	13,648	68,627

Operating expenses
Selling, general and administrative expenses	239,774	379,120
Marketing expense	-	129,854
Depreciation and amortization expense	7,597	7,846
Total operating expenses	247,371	516,820

Loss from operations	(233,723)	(448,193)

Other income (expenses)	-	-

Loss before income tax	(233,723)	(448,193)
Provision for income tax	-	-
Net loss	$(233,723)	$(448,193)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	3,977,538,217	3,450,021,410
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(233,723)	$(448,193)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	2,352	7,847
Amortization	5,245
Stock based services	42,859	37,500

Changes in operating assets and liabilities
Accounts receivable	(1,276)	(1,523)
Inventory	66	1,766
Prepaid insurance	1,055	-
Accounts payable and accrued liabilities	20,344	62,943
Merchant services reserve	(1,790)	(4,777)
Cash overdraft	-	7,019
Deferred revenue	(2,961)	(2,036)
Net Cash used in operating activities	(167,829)	(339,454)
Cash flows from investing activities
Investment		(1,800)
Net cash used in investing activities	-	(1,800)
Cash flow from financing activities
Proceeds from common stock subscription	-	230,000
Net cash provided by financing activities	-	230,000
Net increase (decrease) in cash and cash equivalents	(167,829)	(111,254)
Cash and cash equivalents at beginning of period	198,173	499,652
Cash and cash equivalents at end of period	$30,344	$388,398

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$-	$116,000

The accompanying notes are an integral part of these consolidated financial statements

MedeFile International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 201. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations

MedeFile International, Inc. has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. MedeFile's goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. MedeFile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. MedeFile's products and services are designed to provide healthcare providers with the ability to reference their patients’ actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $233,723 for the three months ended March 31, 2012 and $2,079,374 for the year ended December 31, 2011 and had an accumulated deficit of $18,475,653 as of March 31, 2012.  The Company has net negative working capital of $57,067 as of March 31, 2012.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the availability of its borrowing capacity, the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control.

We will need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities or other financing mechanisms.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended March 31, 2012 and 2011 of approximately $0 and $0, respectively.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being three years up to ten years.

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

Website Development

The Company's policy is to capitalize website development costs at original cost and amortize the balance over the life of the website.  The life of website is determined at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

The Company expenses all development costs associated with the conceptual formulation and evaluation of alternatives until the application development stage has been reached. Costs to improve or support the technology are expensed as these costs are incurred.

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognizes revenue based on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  At March 31, 2012 and 2011, deferred revenue totaled $6,894 and $7,539, respectively.

Reclassifications

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

On January 1, 2012, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2012, the Company adopted changes issued by the FASB to the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. Management elected to present the two-statement option. Other than the change in presentation, the adoption of these changes had no impact on the Consolidated Financial Statements.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-10 (“ASU 2011-10”), Property, Plant and Equipment (Topic 360): Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force). ASU 2011-10 clarifies when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance for Real Estate Sale (Subtopic 360-20). The provisions of ASU 2011-10 are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, ASU 2011-10 is not expected to materially impact our consolidated financial statements.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 145,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2011.   Warrants to purchase 8,175,000 common shares and options to purchase 5,640,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2012.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	March 31, 2012	December 31, 2011
Website development	$62,946	$62,946
Accumulated amortization	(41,964)	(36,719)
Net website development	$20,982	$26,227

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the three months ended March 31, 2012 and 2011 is $5,245 and $5,245, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2012	December 31, 2011
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(199,977)	(197,626)
Net furniture and equipment	$7,927	$10,278

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $2,352 and $2,600 for the three months ended March 31, 2012 and 2011, respectively.

5. EQUITY

Common Stock

During the first quarter 2011, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold 201,000,000 shares of common stock at a purchase price of $0.003 per share.  Total proceeds from the sale of the stock totaled $603,000.

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

On June 3, 2011, the Company received $24,000 from proceeds from a Securities Purchase Agreement for the purchase of 8,000,000 shares of common stock.  On March 15, 2012 the Company issued the 8,000,000 shares of common stock in accordance with the Securities Purchase Agreement and the shares of common stock were issued against the remaining balance in Stock Payable.

.
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

A summary of option activity under all Plans as of March 31, 2012, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	5,640,000	$0.80
Issued	-	-
Exercised	5,640,000	0.80
Forfeited or expired	-	-
Outstanding at December 31, 2011	-	$0.00
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at March 31, 2012	-	-
Non-vested at March 31, 2012	-	-
Exercisable at March 31, 2012	-	$0.00

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

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

.Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	8,175,000	$.73
Granted	145,000,000	.01
Exercised	-
Canceled or expired	8,000,000	.73
Outstanding at December 31, 2011	145,175,000	$0.19
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2012	145,175,000	$0.019

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.56	175,000	1.25	$0.56	175,000	1.25
0.005	135,000,000	2.50	0.005	135,000,000	2.50
0.01	10,000,000	3.50	0.01	10,000,000	3.50
	145,175,000	2.56	$0.56	145,175,000	2.56

6.  SUBSEQUENT EVENTS

On April 10, 2012, the Company filed a certificate of designation of Series B Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of Nevada, pursuant to which 100,000 shares of the Company’s preferred stock were designated as Series B Convertible Preferred Stock (the “Series B Preferred Stock”).  Pursuant to the Series B Certificate of Designation, the Series B Preferred Stock:

●	Has a liquidation preference over the common stock equal to the stated value of $1.00 per share.
●
Votes as a single class with the common stock and entitles its holders, for each share of Series B Preferred Stock, to cast such number of votes equal to 0.00051% of the total number of votes entitled to be cast. Accordingly, a holder of all 100,000 shares of Series B Preferred Stock will have the right to cast 51% of the total number of votes entitled to be cast.

●
Will automatically convert into common stock at a ratio of 10,000 shares of common stock for each share of Series B Preferred Stock, effective upon the Company’s filing of a certificate of amendment to its articles of incorporation, pursuant to which the Company’s number of authorized shares of common stock will increase to75,000,000,000.

On April 12, 2012, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer. Pursuant to the Purchase Agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 1,000,000,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.0001. Pursuant to the Purchase Agreement, the Preferred Stock Investor agreed to vote its shares of Series B Preferred Stock to approve an amendment to the Company’s articles of incorporation to increase the Company’s authorized shares of common stock to 75,000,000,000.

On April 13, 2012, the Preferred Stock Investor voted its 100,000 shares of Series B Preferred Stock, representing 51% of the voting power of the Company’s shareholders, to approve an amendment to the Company’s articles of incorporation to increase the Company’s number of authorized shares of common stock to 75,000,000,000.

On April 18, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which, on April 18, 2012, the Company sold 5,000,000,000 shares of common stock for an aggregate purchase price of $500,000, and the Company issued four-year warrants to purchase 5,000,000,000 shares of common stock to the Investors with an exercise price of $0.0001. The Investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.

On April 23, 2012, the Company issued an aggregate of 39,900,663,786 shares of common stock to certain shareholders of the Company, in accordance with anti-dilution rights held by such shareholders, including 26,917,968,750 shares to Lyle Hauser, 8,160,000,000 shares to Kevin Hauser, and 4,822,695,036 shares to purchasers under Securities Purchase Agreements entered into by the Company in July 2011. Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on product introduction and customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-Q.

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

We believe we enjoy a number of direct, competitive advantages over others in the medical records marketplace:

	We have developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.


We do all the work of collecting and updating medical information on an ongoing basis; its dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.


We provide a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records.


We provide a coherent mix of services and products that are intended to affect the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

RESULTS OF OPERATIONS

THREE-MONTHS ENDING MARCH 31, 2012 COMPARED TO THREE MONTHS ENDING MARCH 31, 2011

Revenues

Revenues for the quarter ended March 31, 2012 totaled $13,714 compared to revenues of $132,102 during the quarter ended March 31, 2011.   The decrease in membership revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has decreased its marketing and advertising efforts through a previously used telemarketing campaign.  As a result, there has been a substantial decrease in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2012 totaled $239,774, a decrease of $139,346 or approximately 36.8% compared to selling, general and administrative expenses of $379,120 for the quarter ended March 31, 2011. The overall decrease in the total selling, general and administrative is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Marketing Expense

Marketing expense for the quarter ended March 31, 2012 totaled $0, compared to $129,854 for the quarter ending March 31, 2012.  The decrease marketing expense was due to decreased use of lead generation for telemarketing efforts.  The Company relied on one source for generation of leads through the Company’s telemarketing efforts.

Depreciation Expense

Depreciation expense totaled $2,352 for the quarter ended March 31, 2012, compared to depreciation expense of $2,600 during the quarter ended March 31, 2012. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the quarter ended March 31, 2012 totaled $5,245, compared to $5,245 for the quarter ended March 31, 2011.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Net Loss

For the reasons stated above, our net loss for quarter ended March 31, 2012 was $233,723, or $0.00 per share, a decrease of $214,470, compared to a net loss of $448,193, or $0.00 per share, during the quarter ended March 31, 2011.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $30,344, inventory of $53,859, merchant services reserve of $64,320, and accounts receivable of $1,893.  Net cash used in operating activities for the three months ended March 31, 2012 was approximately $167,829. Current liabilities of $207,483 consisted of $200,589 for accounts payable and accrued liabilities and deferred revenues of $6,894. We have a net negative working capital of $57,067.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $233,723 for the three months ended March 31, 2012 and $2,079,374 for the year ended December 31, 2011 and had an accumulated deficit of $18,475,653 as of March 31, 2012.  The Company has a net negative working capital of $57,067 as of March 31, 2012.

The Company currently estimates that it will require approximately $420,000 to continue its operations for the next twelve months.  Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2012 or as of the date of this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2012, the Company issued 53,571,429 shares of common stock for investor relations services. In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

May 15, 2012	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)