Form 10-Q
period 2012-06-30
Medefile International, Inc.
filed 2012-08-20
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Yes  ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) as of August 15, 2012:53,540,494,067.

Item 1. Financial Statements.

Medefile International, Inc.
Consolidated Balance Sheets

	Unaudited
	June 30,	December 31,
Assets	2012	2011
	(Unaudited)	(Restated)
Current assets
Cash	$622,547	$198,173
Accounts receivable, net	272	617
Inventory	53,859	53,925
Merchant services reserve	64,320	62,530
Prepaid insurance	2,993	1,055
Total current assets	743,991	316,300
Website development, net of accumulated amortization	63,736	26,227
Furniture and equipment, net of accumulated depreciation	5,575	10,278
Intangibles	1,339	1,339
Total assets	$814,641	$354,144

Liabilities and Stockholders' (Deficit) Equity
Accounts payable and accrued liabilities	$167,492	$180,244
Deferred revenues	6,438	9,855
Warrant liabilities	5,606,703	111,636
Total Current Liabilities	5,780,633	301,735

Stockholders' (Deficit) Equity
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 75,000,000,000 authorized;
52,920,494,067 and 3,958,258,852 shares issued and outstanding on
June 30, 2012 and December 31, 2011	5,292,049	395,826
Common stock payable	100,000	24,000
Additional paid in capital	18,135,591	17,351,006
Accumulated deficit	(28,493,632)	(17,718,423)
Total stockholders' (deficit) equity	(4,965,992)	52,409
Total liability and stockholders' (deficit) equity	$814,641	$354,144

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenue	$7,160	$187,740	$20,874	$319,842

Cost of goods sold	-	90,267	66	153,741
Gross profit	7,160	97,473	20,808	166,101

Operating expenses
Selling, general and administrative expenses	10,123,993	442,085	10,363,808	821,205
Marketing expense	-	310,867	-	440,721
Depreciation and amortization expense	7,597	7,758	15,194	15,604
Total operating expenses	10,131,590	760,710	10,379,002	1,277,530

Loss from operations	(10,124,430)	(663,237)	(10,358,194)	(1,111,429)

Other income (expenses)
Loss on changes in fair value
of warrant liabilities	(374,664)	-	(417,015)	-
Total other income	(374,664)	-	(417,015)	-

Loss before income tax	(10,499,094)	(663,237)	(10,775,209)	(1,111,429)
Provision for income tax	-	-	-	-
Net loss	$(10,499,094)	$(663,237)	$(10,775,209)	$(1,111,429)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding	40,110,436,187	3,584,124,074	22,143,801,837	3,517,124,825
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(10,775,209)	$(1,111,429)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	4,703	5,113
Amortization	10,491	10,492
Stock based services	42,859	139,643
Compensation related to anti-dilution stock issuance	9,792,000
Loss on changes in fair value of warrant liabilities	417,015	25,682

Changes in operating assets and liabilities
Accounts receivable	346	(342)
Inventory	66	(5,720)
Accounts payable and accrued liabilities	(12,752)	50,054
Prepaid insurance	(1,938)	(4,494)
Merchant services reserve	(1,790)	(47,094)
Cash overdraft	-	(6,928)
Deferred revenue	(3,417)	(2,854)
Net Cash used in operating activities	(527,626)	(947,877)
Cash flows from investing activities
Investment		(1,800)
Website development	(48,000)
Net cash used in investing activities	(48,000)	(1,800)
Cash flow from financing activities
Proceeds from common stock subscription	-	159,000
Proceeds from preferred stock sale	100,000	-
Proceeds from common stock sale	900,000	603,000
Net cash provided by financing activities	1,000,000	762,000
Net increase (decrease) in cash and cash equivalents	424,374	(187,677)
Cash and cash equivalents at beginning of period	198,173	499,652
Cash and cash equivalents at end of period	$622,547	$311,975

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$-	$116,000
Common stock issued for consulting services	$-	$165,325

The accompanying notes are an integral part of these consolidated financial statements

MedeFile International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of operations and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Restatement

In connection with Securities Purchase Agreements entered into during the third quarter 2011 (see Notes 5 and 6), the Company granted warrants with ratchet provisions were not disclosed and accounted for properly. The warrants were granted July 2011 in connection with the sale of 177,304,960 shares of common stock with the right to originally purchase up to 177,304,960 shares of the Company’s common stock with an original exercise price of $0.005. Due to the issuance of the Company’s common stock in April 2012, the exercise price was adjusted to $0.0001 and the number of shares to 8,865,248,000.  The anticipated effects of the resulting adjustments are as follows:

Upon grant, the Company assesses the fair value of the warrants using the Black Scholes pricing model and records a warrant liability for the value.  The adjustment for this valuation to Warrant Liability is $635,143.  An adjustment to change in fair value of warrant liability is a gain of $523,507 for the year ended December 31, 2011 reflected directly to retained earnings.  The warrant liability at December 31, 2011 is $111,636.

During the first quarter 2012, the company recognized a loss on the change in fair value of warrant liability in the amount of $42,351, the resulting warrant liability balance at March 31, 2012 is $153,987.

The following table provides additional details regarding the changes to the balance sheet as of December 31, 2011

	As restated	As previously reported	Change
Warrant liabilities	$111,636	-	$111,636
Additional paid in capital	17,351,006	17,986,149	(635,143)
Retained earnings	(17,718,423)	(18,241,930)	(523,507)

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $10,775,209 for the six months ended June 30, 2012 and $1,555,867 for the year ended December 31, 2011 and had an accumulated deficit of $28,493,632 as of June 30, 2012.  The Company has net working capital deficit of $5,036,642 as of June 30, 2012.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended June 30, 2012 and 2011 of approximately $0 and $0, respectively.  The Company incurred advertising costs for the six months ended June 30, 2012 and 2011 of approximately $0 and $6,500, respectively.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  At June 30, 2012 and 2011, deferred revenue totaled $6,438 and $6,721, respectively.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 322,304,906 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2011.   Warrants to purchase 18,010,423,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the six months ended June 30, 2012.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	June 30, 2012	December 31, 2011
Website development	$62,946	$62,946
Additional development	48,000	-
Accumulated amortization	(47,200)	(36,719)
Net website development	$63,736	$26,227

Beginning May 2012 the Company began redesigning of its website.  The redesign is anticipated to be completed in December 2012 and is anticipated to extend the life of the website..

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the three months ended June 30, 2012 and 2011 is $5,245 and $5,245, respectively.  Amortization expense for the six months ended June 30, 2012 and 2011 is $10,491 and $10,491, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2012	December 31, 2011
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(202,329)	(197,626)
Net furniture and equipment	$5,575	$10,278

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $2,352 and $2,600 for the three months ended June 30, 2012 and 2011, respectively.  Depreciation expense totaled $4,703 and $5,113 for the six months ended June 30, 2012 and 2011, respectively.

5. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter 2011 and the second quarter 2012 (see Note 6), the Company granted warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of grant. During the first two years of grant, should the Company issue any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years, should the Company issue any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants are also adjusted.

Upon grant, the Company assesses the fair value of the warrants using the Black Scholes pricing model and records a warrant liability for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the warrant liability to the new value, and records a corresponding gain or loss. (see Note 6 for variables used in assessing the fair value). The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

Due to the ratchet provisions, the Company treats the warrants as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

As of June 30, 2012, these warrants include the following:

Warrants granted during July 2011 in connection with the sale of 177,304,960 shares of common stock with the right to originally purchase up to 177,304,960 shares of the Company’s common stock with an original exercise price of $0.005. Due to the issuance of the Company’s common stock in April 2012, the exercise price was adjusted to $0.0001 and the number of shares to 8,865,248,000. Fair value was determined using the following variables:

	Grant Date	June 30, 2012	December 31, 2011
Risk-free interest rate at grant date	1.21%	0.60%	0.41%
Expected stock price volatility	194.9%	217.6%	169.8%
Expected dividend payout	-	-	--
Expected option in life-years	4	3.5	3.0

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the Chief Executive Officer with the right to purchase up to 1,000,000,000 shares of the Company’s common stock with an exercise price of $0.0001. Fair value was determined using the following variables:

	Grant Date	June 30, 2012
Risk-free interest rate at grant date	0.64%	0.57%
Expected stock price volatility	174.3%	169.8%
Expected dividend payout	-	-
Expected option in life-years	4	3.8

Warrants granted during April 2012 in connection with the sale of 5,000,000,000 shares of the Company’s common stock with an exercise price of $0.0001.

	Grant Date	June 30, 2012
Risk-free interest rate at grant date	0.64%	0.57%
Expected stock price volatility	174.3%	169.8%
Expected dividend payout	-	-
Expected option in life-years	4	3.8

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	-	$-
Granted	177,304,960	0.005
Exercised	-
Canceled or expired	-	-
Outstanding at December 31, 2011	177,304,960	$0.005
Granted	9,000,000,000	0.0001
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger	8,687,943,040	0.0001
Outstanding at June 30, 2012	17,865,248,000	$0.0001

As of June 30, 2012 and December 31, 2011, the warrant liability consisted of the following:

	June 30, 2012	December 31, 2011 (Restated)
Warrant liability (beginning balance)	$111,636	$-
Additional liability due to new grants	5,078,052	635,143
Loss(gain) on changes in fair market value of warrant liability	417,015	(523,506)
Net warrant liability	5,606,703	111,636

Change in fair market value of warrant liability resulted in a loss totaling $374,664 and $417,015 for the three and six months ended June 30, 2012, respectively.

6. EQUITY

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

On July 6, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which, during the third quarter 2011, the Company sold 177,304,960 shares of common stock for an aggregate purchase price of $500,000, and the Company issued four-year warrants (see Note 5) to purchase 177,304,960 shares of common stock to the Investors with an exercise price of $0.0001.

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

On March 1, 2012, the Company issued 53,571,429 shares of common stock to a consultant. The market value of the shares was $42,859,

On April 10, 2012,the “Company filed a certificate of designation of Series B Preferred Stock (the “Series B Certificate of Designation”) with the Secretary of State of Nevada, pursuant to which 100,000 shares of the Company’s preferred stock were designated as Series B Convertible Preferred Stock (the “Series B Preferred Stock”).  Pursuant to the Series B Certificate of Designation, the Series B Preferred Stock:

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

On April 12, 2012, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer. Pursuant to the Purchase Agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants (see Note 5) to purchase 1,000,000,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.0001. Pursuant to the Purchase Agreement, the Preferred Stock Investor agreed to vote its shares of Series B Preferred Stock to approve an amendment to the Company’s articles of incorporation to increase the Company’s authorized shares of common stock to 75,000,000,000.   On April 19, 2012, the Company issued 1,000,000,000 share of common stock for the conversion of the outstanding preferred stock.

On April 13, 2012, the Preferred Stock Investor voted its 100,000 shares of Series B Preferred Stock, representing 51% of the voting power of the Company’s shareholders, to approve an amendment to the Company’s articles of incorporation to increase the Company’s number of authorized shares of common stock to 75,000,000,000.

On April 18, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which, on April 18, 2012, the Company sold 5,000,000,000 shares of common stock for an aggregate purchase price of $500,000, and the Company issued four-year warrants (see Note 5) to purchase 5,000,000,000 shares of common stock to the Investors with an exercise price of $0.0001. The Investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.

On April 23, 2012, the Company issued an aggregate of 39,900,663,786 shares of common stock to certain shareholders of the Company, in accordance with anti-dilution rights held by such shareholders, including 26,917,968,750 shares to Lyle Hauser, 8,160,000,000 shares to Kevin Hauser, and 4,822,695,036 shares to purchasers under Securities Purchase Agreements entered into by the Company in July 2011. Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer. The Company recorded compensation expense totaling $9,792,000 for the shares issued to Kevin Hauser for the three and six months ended June 30, 2012.

On May 15, 2012, the Company entered into a Securities Purchase Agreement with accredited investors  pursuant to which, on May 15, 2012, the Company sold 3,000,000,000 shares of common stock for an aggregate purchase price of $300,000.

On June 26, 2012, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, on June 26, 2012, the Company sold 1,000,000,000 shares of common stock for an aggregate purchase price of $100,000.  As of June 30, 2012 the share are unissued.

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

A summary of option activity under all Plans as of March 31, 2012, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	5,640,000	$0.80
Issued	-	-
Exercised	5,640,000	0.80
Forfeited or expired	-	-
Outstanding at December 31, 2011	-	$0.00
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at June 30, 2012	-	-
Non-vested at June 30, 2012	-	-
Exercisable at June 30, 2012	-	$0.00

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

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants (excluding warrants discussed in Note 5) are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	8,175,000	$.73
Granted	145,000,000	.01
Exercised	-
Canceled or expired	8,000,000	.73
Outstanding at December 31, 2011	145,175,000	$0.19
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2012	145,175,000	$0.19

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$0.56	175,000	1.00	$0.56	175,000	1.00
0.005	135,000,000	2.25	0.005	135,000,000	2.25
0.01	10,000,000	3.25	0.01	10,000,000	3.25
	145,175,000	2.31	$0.19	145,175,000	2.31

7.  SUBSEQUENT EVENTS
On July 16, 2012, the Company issued 120,000,000 shares of common stock to a consultant in the amount of $60,000.

On July 18, 2012, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, on July 18, 2012, the Company sold 500,000,000 shares of common stock for an aggregate purchase price of $50,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on product introduction and customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Except as may be required under applicable, securities laws, we undertake no duty to update this information. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on April 16, 2012. The following discussion should be read in conjunction with our consolidated financial statements provided in this quarterly report on Form 10-Q.

OVERVIEW

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Acquirer), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions issued 9,894,900 shares of Bio-Solutions' common stock to the OmniMed Shareholders. As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005, Bio-Solutions changed its name to OmniMed International, Inc.  Effective January 17, 2006, OmniMed changed its name to MedeFile International, Inc. ("MedeFile" or the "Company").

Overview of Business

MedeFile International, Inc., through its MedeFile, Inc. subsidiary, has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Our goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. We intend to accomplish this objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Our products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDING JUNE 30, 2012 COMPARED TO THREE MONTHS ENDING JUNE 30, 2011

Revenues

Revenues for the three months ended June 30, 2012 totaled $7,160 compared to revenues of $187,740 during the three months ended June 30, 2011.   The decrease in membership revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has decreased its marketing and advertising efforts through a previously used telemarketing campaign.  As a result, there has been a substantial decrease in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2012 totaled $10,123,993, compared to selling, general and administrative expenses of $442,085 for the three months ended June 30, 2011. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.  However, on April 10, 2012 there was an expense totaling $9,792,000 for the issuance of 8,160,000,000 shares, at a closing price of $0.0012 per share to the CEO in relation to an anti-dilution agreement.   The shares issued to the CEO are treated as compensation under GAAP accounting.

Marketing Expense

Marketing expense for the three months ended June 30, 2012 totaled $0, compared to $310,867 for the three months ending June 30, 2012.  The decrease marketing expense was due to discontinued use of lead generation for telemarketing efforts.  The Company relied on one source for generation of leads through the Company’s telemarketing efforts.

Depreciation Expense

Depreciation expense totaled $2,352 for the three months ended June 30, 2012, compared to depreciation expense of $2,513 during the three months ended June 30, 2011. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the three months ended June 30, 2012 totaled $5,245, compared to $5,245 for the three months ended June 30, 2011.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Changes in Fair Market Value of Warrant Liability

Change in fair market value of warrant liability for the three months ended June 30, 2012 totaled a loss of $374,664.  The loss represents the decrease in warrant liability associated with warrants issued and unexercised as of June 30, 2012.

Net Loss

For the reasons stated above our net loss for three months ended June 30, 2012 was $10,499,094, or $0.00 per share, an increase of $9,835,857, compared to a net loss of $663,237, or $0.00 per share, during the three months ended June 30, 2011.

SIX MONTHS ENDING JUNE 30, 2012 COMPARED TO SIX MONTHS ENDING JUNE 30, 2011

Revenues

Revenues for the six months ended June 30, 2012 totaled $20,874 compared to revenues of $319,842 during the six months ended June 30, 2011.   The decrease in membership revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has decreased its marketing and advertising efforts through a previously used telemarketing campaign.  As a result, there has been a substantial decrease in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2012 totaled $10,363,808, compared to selling, general and administrative expenses of $821,205 for the six months ended June 30, 2011. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.  However,  on April 10, 2012 there was an expense totaling $9,792,000 for the issuance of 8,160,000,000 shares, at a closing price of $0.0012 per share to the CEO in relation to an anti-dilution agreement.   The shares issued to the CEO is treated as compensation under GAAP accounting.

Marketing Expense

Marketing expense for the six months ended June 30, 2012 totaled $0, compared to $440,721 for the six months ending June 30, 2012.  The decrease marketing expense was due to discontinued  use of lead generation for telemarketing efforts.  The Company relied on one source for generation of leads through the Company’s telemarketing efforts.

Depreciation Expense

Depreciation expense totaled $4,704 for the six months ended June 30, 2012, compared to depreciation expense of $5,114 during the six months ended June 30, 2012. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the six months ended June 30, 2012 totaled $10,490, compared to $10,490 for the six months ended June 30, 2011.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Changes in Fair Market Value of Warrant Liability

Change in fair market value of warrant liability for the six months ended June 30, 2012 totaled a loss of $417,015.  The loss represents the decrease in warrant liability associated with warrants issued and unexercised as of June 30, 2012.

Net Loss

For the reasons stated above, our net loss for six months ended June 30, 2012 was $10,775,209, or $0.00 per share, an increase of $9,663,780 compared to a net loss of $1,111,429, or $0.00 per share, during the six months  ended June 30, 2011.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $622,547, inventory of $53,859, merchant services reserve of $64,320, and accounts receivable of $272.  Net cash used in operating activities for the six months ended June 30, 2012 was approximately $527,626. Current liabilities of $5,780,633 consisted of $167,492 for accounts payable and accrued liabilities, deferred revenues of $6,438 and warrant liability of $5,606,703. We have a net working capital deficit of $4,862,712.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $10,775,209 for the six months ended June 30, 2012 and $1,555,867 for the year ended December 31, 2011 and had an accumulated deficit of $28,493,632 as of June 30, 2012.  The Company has a net working capital deficit of $4,862,712 as of June 30, 2012.

The Company currently estimates that it will require approximately $420,000 to continue its operations for the next twelve months.  Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and adverse conditions in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2012 or as of the date of this report.

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

In the course of preparation of the financial statements for this Report, management determined that, due to a control deficiency in the Company’s internal control over financial reporting that constitutes a material weakness, there was a failure to properly account for the granting of warrants with a ratchet provision for the period covered by the Company’s 2011 Form 10-K and March 31, 2012 Form 10-Q, as discussed in Note 1 to the financial statements included in this Report. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes our consolidated financial statements for the quarter ended June 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, there has been no change in our internal control over financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

August 20, 2012	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)