Form 10-K/A
period 2011-12-31
Medefile International, Inc.
filed 2012-11-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K /A
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

DOCUMENTS INCORPORATED BY REFERENCE – None

  Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended December 31, 2011, amends our Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on April 16, 2012 (the “Original 10-K”) This amendment is being filed solely to restate the financial statements as of and for the year ended December 31, 2011for a failure to properly account for the granting of warrants. Except with respect to the financial statements, and corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Risk Factors, the Original 10-K has not been amended, updated or otherwise modified.

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

We have experienced a net loss of $1,555,867 , for the year ended December 31, 2011. The accompanying consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern.

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

Change in Fair Market Value of Warrant Liability

Change in fair market value of warrant liability for the year ended December 31, 2011, was $523,507 compared to $0 for the year ended December 31, 2010.  The gain represent an increase in warrant liability associated with warrants issued and unexercised.

Net Loss

For the reasons stated above, our net loss for year ended December 31, 2011 was $1,555,867, or $0.00 per share, a decrease of $936,443, compared to a net loss of $2,492,310, or $0.00 per share, during the year ended December 31, 2010.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $198,173, inventory of $53,925, merchant services reserve of $62,530 accounts receivable of $617 and prepaid insurance of $1,055.  Net cash used in operating activities for the year ended December 31, 2011 was approximately $1,563,479. Current liabilities of $301,735 consisted of $180,244 for accounts payable and accrued liabilities, deferred revenues of $9,855 and warrant liability of $111,636. We have net working capital of $14,565.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $1,555,867 for the year ended December 31, 2011 and $2,492,310 for the year ended December 31, 2010, and had an accumulated deficit of $17,718,423 as of December 31, 2011.  The Company had a net working capital of $14,565 as of December 31, 2011.

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

ITEM 8. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of MedeFile International, Inc.

We have audited the accompanying consolidated balance sheets of MedeFile International, Inc. as of December 31, 2011 (restated) and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 (restated) and 2010. MedeFile International, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedeFile International, Inc. as of December 31, 2011 (restated) and 2010, and the results of its operations and its cash flows for each of the years ended December 31, 2011 (restated) and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
Las Vegas, Nevada
April 16, 2012, except for Notes 1 and 5, as to which date is November 14, 2012

Medefile International, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
Assets	2011	2010
Current assets	(Restated)
Cash	$198,173	$499,652
Accounts receivable, net	617	2,468
Inventory	53,925	22,184
Merchant services reserve	62,530	6,173
Prepaid insurance	1,055	-
Total current assets	316,300	530,477
Website development, net of accumulated amortization	26,227	47,210
Furniture and equipment, net of accumulated depreciation	10,278	20,364
Intangibles	1,339	1,339
Total assets	$354,144	$599,390

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$180,244	$310,325
Cash overdraft	-	6,928
Deferred revenues	9,855	9,575
Warrant liabilities	111,636	-
Total Current Liabilities	301,735	326,828

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 5,000,000,000 authorized;
3,958,258,852 and 3,450,021,410 shares issued and outstanding on
December 31, 2011 and 2010, respectively	395,826	345,002
Common stock payable	24,000	-
Additional paid in capital	17,351,006	16,090,116
Accumulated deficit	(17,718,423)	(16,162,556)
Total stockholders' equity	52,409	272,562
Total liability and stockholders' equity	$354,144	$599,390

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010
	(Restated)
Revenue	$495,451	$133,869

Cost of goods sold	163,630	61,610
Gross profit	331,821	72,259

Operating expenses
Selling, general and administrative expenses	1,855,825	1,134,371
Marketing expense	524,301	170,488
Depreciation and amortization expense	31,069	29,911
Total operating expenses	2,411,195	1,334,770

Loss from operations	(2,079,374)	(1,262,511)

Other income (expenses)
Interest expense - note payable	-	(10,166)
Interest expense - related party note payable	-	(1,219,633)
Gain on changes in fair value
of warrant liabilities	523,507	-
Total other income (expense)	523,507	(1,229,799)

Loss before income tax	(1,555,867)	(2,492,310)
Provision for income tax	-	-
Net loss	$(1,555,867)	$(2,492,310)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	3,715,587,476	2,346,081,850
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2011 and 2010

	Shares			Common Stock	Accumulated
	Outstanding	Amount	APIC	Payable	Deficit	Total
December 31, 2009	1,463,021,410	$146,302	$12,923,998	$-	$(13,670,246)	$(599,946)

Common stock issued
for consultants and
employees	47,000,000	4,700	245,300			250,000

Common stock issued
for note payable	450,000,000	45,000	2,070,000			2,115,000

Common stock sale	1,490,000,000	149,000	850,818			999,818

Net loss					(2,492,310)	(2,492,310)
December 31, 2010	3,450,021,410	$345,002	$16,090,116	$-	$(16,162,556)	$272,562

Common stock issued
for consultants	84,932,482	8,493	206,426			214,919

Common stock sale	423,304,960	42,331	560,526			602,857

Cancellation of
payroll liability			116,000			116,000

Common stock payable				24,000		24,000

Issuance of warrants			377,938			377,938

Net Loss					(1,555,867)	(1,555,867)

December 31, 2011
(Restated)	3,958,258,852	$395,826	$17,351,006	$24,000	$(17,718,423)	$52,409

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2011 and 2010

	2011	2010
	(Restated)
Cash flows from operating activities
Net loss	$(1,555,867)	$(2,492,310)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	10,086	14,174
Amortization	20,983	15,737
Stock based services	214,919	250,000
Warrant expense	377,938	-
Interest expense	-	10,166
Interest expense - related party	-	1,219,815
Gain on changes in fair valie of warrant liabilities	(523,507)

Changes in operating assets and liabilities
Accounts receivable	1,851	(2,468)
Inventory	(31,741)	(22,184)
Prepaid insurance	(1,055)	-
Deposits and other assets	-	14,475
Accounts payable and accrued liabilities	(14,081)	163,769
Merchant services reserve	(56,357)	(6,173)
Cash overdraft	(6,928)	6,066
Deferred revenue	280	8,213
Net Cash used in operating activities	(1,563,479)	(820,720)
Cash flows from investing activities
Website development	-	(21,801)
Net cash used in investing activities	-	(21,801)
Cash flow from financing activities
Proceeds from common stock subscription	24,000	999,818
Proceeds from common stock sales	1,238,000	-
Proceeds from note payable	-	340,842
Net cash provided by financing activities	1,262,000	1,340,660
Net increase (decrease) in cash and cash equivalents	(301,479)	498,139
Cash and cash equivalents at beginning of period	499,652	1,513
Cash and cash equivalents at end of period	$198,173	$499,652

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$116,000	$-

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

Restatement

In connection with Securities Purchase Agreements entered into during the third quarter 2011, the Company granted warrants with ratchet provisions that were not accounted for properly. The warrants, which were for the purchase of up to 177,304,960 shares of the Company’s common stock with an original exercise price of $0.005, were granted in July 2011 in connection with the sale of 177,304,960 shares of common stock. The warrants’ ratchet provision were triggered by the Company’s sale of common stock in April 2012 at a purchase price of $0.0001, as a result of which, the exercise price was adjusted to $0.0001 and the number of shares underlying the warrants was increased to 8,865,248,000.  The anticipated effects of the resulting adjustments are as follows:

Upon grant, the Company assesses the fair value of the warrants using the Black Scholes pricing model and records a warrant liability for the value.  The adjustment for this valuation to Warrant Liability is $635,143.  An adjustment to change in fair value of warrant liability is a gain of $523,507 for the year ended December 31, 2011.  The warrant liability at December 31, 2011 is $111,636.

The following table provides additional details regarding the changes to the balance sheet and statement of operations as of and for the year ended December 31, 2011

Consolidated Balance Sheets

		As previously
Assets	As restated	reported	Change
Current assets
Cash	$198,173	$198173	-
Accounts receivable, net	617	617	-
Inventory	53,925	53925	-
Merchant services reserve	62,530	62530	-
Prepaid insurance	1,055	1,055	-
Total current assets	316,300	316,300	-
Website development, net of accumulated amortization	26,227	26,227	-
Furniture and equipment, net of accumulated depreciation	10,278	10,278	-
Intangibles	1,339	1,339	-
Total assets	$354,144	$354,144	-

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$180,244	$180,244	-
Cash overdraft	-	-	-
Deferred revenues	9,855	9,855	-
Warrant Liabilities	111,636	-	(111,636)
Total Current Liabilities	301,735	190,099	(111,636)

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000 authorized,
no shares issued and outstanding	-	-	-
Common stock, $.0001 par value: 5,000,000,000 authorized; 3,958,258,852 and 3,450,021,410 shares issued and outstanding on
December 31, 2011 and 2010, respectively	395,826	345,002	-
Common stock payable	24,000	24,000	-
Additional paid in capital	17,351,006	17,986,149	(635,143)
Accumulated deficit	(17,718,423)	18,241,930	523,507
Total stockholders' equity	52,409	164,045	111,636
Total liability and stockholders' equity	$354,144	$354,144	-

Consolidated Statement of Operation

	As restated	As previously reported	Change
Revenue	$495,451	$495,451	-

Cost of goods sold	163,630	163,630	-
Gross profit	331,821	331,821	-

Operating expenses
Selling, general and administrative expenses	1,855,825	1,855,825	-
Marketing expense	524,301	524,301	-
Depreciation and amortization expense	31,069	31,609	-
Total operating expenses	2,411,195	2,411,195	-

Loss from operations	(2,079,374)	(2,079,374)	-

Other income (expenses)
Interest expense - note payable	-	-
Interest expense - related party note payable	-	-
Gain on changes in fair valie		-
of warrant liabilities	523,507	-	523,507
Total other income (expense)	523,507	-	523,507

Loss before income tax	(1,555,867)	(2,079,374)	523,507
Provision for income tax	-	-
Net loss	$(1,555,867)	$(2,079,374)	523,507

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	3,715,587,476	2,346,081,850
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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,555,867 for the year ended December 31, 2011 and $2,492,310 for the year ended December 31, 2010 and had an accumulated deficit of $17,718,423 as of December 31, 2011.  The Company has  working capital of $14,565 as of December 31, 2011.

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

5. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter, the Company granted warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of grant. During the first two years of grant, should the Company issue any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years, should the Company issue any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants are also adjusted.

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

As of December 31, 2011, these warrants include the following:

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

	Grant Date	December 31, 2011
Risk-free interest rate at grant date	1.21%	0.41%
Expected stock price volatility	194.9%	169.8%
Expected dividend payout	-	--
Expected option in life-years	4	3.0

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	-	$-
Granted	177,304,960	0.005
Exercised	-
Canceled or expired	-	-
Outstanding at December 31, 2011	177,304,960	$0.005

As of December 31, 2011, the warrant liability consisted of the following:

December 31, 2011 (Restated)
Warrant liability (beginning balance)	$-
Additional liability due to new grants	635,143
Loss(gain) on changes in fair market value of warrant liability	(523,506)
Net warrant liability	$111,636

Change in fair market value of warrant liability resulted in a gain totaling $523,507 for the year ending December 31, 2011.

6. EQUITY

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

During the third quarter of 2011, the Company entered into a Securities Purchase Agreement for the sale of 177,304,960 shares of common stock at a purchase price of $0.00282

On August 1, 2011, the Company issued 11,029,421 shares of common stock for amounts due to consultant.  The shares had a market value of $33,088.

On November 1, 2011, the Company issued 46,875,000 shares of common stock for amounts due to consultants.  The shares had a market value of $42,187.

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

Other Warrants

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

7. RELATED PARTY TRANSACTIONS

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

8.  SUBSEQUENT EVENTS

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

CODE OF ETHICS

We have adopted a Code of Ethics and Business Conduct that applies to our officers, directors and employees. The Code of Ethics is available on our website found at www.medefile.com .

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

Eligibili t y. Under the 2006 Stock Incentive Plan, options may be granted to key employees, officers, directors or consultants of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by L.L. Bradford for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2011 and 2010 were as follows update for 2011.

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

MEDEFILE INTERNATIONAL, INC.

Date: November 14, 2012	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin Hauser	President, Chief Executive Officer and Chairman of	November 14, 2012
Kevin Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	November 14, 2012
Michael S. Delin