Form 10-Q/A
period 2012-03-31
Medefile International, Inc.
filed 2012-11-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q /A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the period ended March 31, 2012, amends our Quarterly Report on Form 10-Q for the period ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 15, 2012 (the “Original 10-Q”) This amendment is being filed solely to restate the financial statements as of and for the quarter ended March 31, 2012 and as of December 31, 2011 for a failure to properly account for the granting of warrants. Except with respect to the financial statements, and corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Original 10-Q has not been amended, updated or otherwise modified.

Item 1. Financial Statements.

Medefile International, Inc.
Consolidated Balance Sheets

	Unaudited
	March 31,	December 31,
	2012	2011
	(Restated)	(Restated)
Assets
Current assets
Cash	$30,344	$198,173
Accounts receivable, net	1,893	617
Inventory	53,859	53,925
Merchant services reserve	64,320	62,530
Prepaid insurance	-	1,055
Total current assets	150,416	316,300
Website development, net of accumulated amortization	20,982	26,227
Furniture and equipment, net of accumulated depreciation	7,927	10,278
Intangibles	1,339	1,339
Total assets	$180,664	$354,144

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$200,589	$180,244
Cash overdraft	-	-
Deferred revenues	6,894	9,855
Warrant liabilities	153,987	111,636
Total Current Liabilities	361,470	301,735

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 75,000,000,000 authorized;
4,019,830,281 and 3,958,258,852 shares issued and outstanding on
March 31, 2012 and December 31, 2011, respectively	401,983	395,826
Common stock payable	-	24,000
Additional paid in capital	17,411,708	17,351,006
Accumulated deficit	(17,994,497)	(17,718,423)
Total stockholders' equity	(180,806)	52,409
Total liability and stockholders' equity	$180,664	$354,144

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(Restated)
Revenue	$13,714	$132,102

Cost of goods sold	66	63,475
Gross profit	13,648	68,627

Operating expenses
Selling, general and administrative expenses	239,774	379,120
Marketing expense	-	129,854
Depreciation and amortization expense	7,597	7,846
Total operating expenses	247,371	516,820

Loss from operations	(233,723)	(448,193)

Other income (expenses)
Loss on change in fair value
of warrant liabilities	(42,351)	-
	(42,351)	-

Loss before income tax	(276,074)	(448,193)
Provision for income tax	-	-
Net loss	$(276,074)	$(448,193)

Net loss per share: basic and diluted	$(0.00)	$(0.00)

Weighted average share outstanding	3,977,538,217	3,450,021,410
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(Restated)
Cash flows from operating activities
Net loss	$(276,074)	$(448,193)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	2,352	7,847
Amortization	5,245
Stock based services	42,859	37,500
Loss on changes in fair value of warrant liabilities	42,351	-

Changes in operating assets and liabilities
Accounts receivable	(1,276)	(1,523)
Inventory	66	1,766
Prepaid insurance	1,055	-
Accounts payable and accrued liabilities	20,344	62,943
Merchant services reserve	(1,790)	(4,777)
Cash overdraft	-	7,019
Deferred revenue	(2,961)	(2,036)
Net Cash used in operating activities	(167,829)	(339,454)
Cash flows from investing activities
Investment	-	(1,800)
Net cash used in investing activities	-	(1,800)
Cash flow from financing activities
Proceeds from common stock subscription	-	230,000
Net cash provided by financing activities	-	230,000
Net increase (decrease) in cash and cash equivalents	(167,829)	(111,254)
Cash and cash equivalents at beginning of period	198,173	499,652
Cash and cash equivalents at end of period	$30,344	$388,398

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$-	$116,000

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

Restatement

In connection with Securities Purchase Agreements entered into during the third quarter 2011, the Company granted warrants with ratchet provisions that were not accounted for properly. The warrants, which were for the purchase of up to 177,304,960 shares of the Company’s common stock with an original exercise price of $0.005,  were granted in July 2011 in connection with the sale of 177,304,960 shares of common stock. The warrants’ ratchet provision were triggered by the Company’s sale of common stock in April 2012 at a purchase price of $0.0001, as a result of which the exercise price was adjusted to $0.0001 and the number of shares underlying the warrants was increased to 8,865,248,000.  The anticipated effects of the resulting adjustments are as follows:

Upon grant, the Company assesses the fair value of the warrants using the Black Scholes pricing model and records a warrant liability for the value.  The adjustment for this valuation to Warrant Liability is $635,143.  An adjustment to change in fair value of warrant liability is a gain of $523,507 for the year ended December 31, 2011.  The warrant liability at March 31, 2012 is $153,987.  The warrant liability at December 31, 2011 is $111,636

During the first quarter 2012, the company recognized a loss on the change in fair value of warrant liability in the amount of $42,351, the resulting warrant liability balance at March 31, 2012 is $153,987.

The following table provides additional details regarding the changes to the balance sheet and statement of operations as of and for the three months ended March 31, 2012

Consolidated Balance Sheets
		As previously
	As Restated	reported	Change
Assets
Current assets
Cash	$30,344	$30,344	$-
Accounts receivable, net	1,893	1,893	-
Inventory	53,859	53,859	-
Merchant services reserve	64,320	64,320	-
Total current assets	150,416	150,416	-
Website development, net of accumulated amortization	20,982	20,982	-
Furniture and equipment, net of accumulated depreciation	7,927	7,927	-
Intangibles	1,339	1,339	-
Total assets	$180,664	$180,664	$-
			-
Liabilities and Stockholders' Equity			-
Accounts payable and accrued liabilities	$200,589	$200,589	$-
Deferred revenues	6,894	6,894	-
Warrant liabilities	153,987	-	153,987
Total Current Liabilities	361,470	207,483	153,987
`

Stockholders' Equity

Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 75,000,000,000 authorized;
4,019,830,281 and 3,958,258,852 shares issued and outstanding on December 31, 2011 and 2010, respectively	401,983	401,983	-
Additional paid in capital	17,411,708	18,046,851	(635,143)
Accumulated deficit	(17,994,497)	(18,475,653)	481,156
Total stockholders' equity	(180,806)	(26,819)	(153,987)
Total liability and stockholders' equity	$180,664	$180,664	$-

Consoliated Statement of Operations
		As previously
	As restated	reported	Change
Revenue	$13,714	$13,714	$-

Cost of goods sold	66	66	-
Gross profit	13,648	13,648	-

Operating expenses
Selling, general and administrative expenses	239,774	239,774	-
Marketing expense	-	-
Depreciation and amortization expense	7,597	7,597	-
Total operating expenses	247,371	247,371	-

Loss from operations	(233,723)	(233,723)	-

Other income (expenses)
Loss on change in fair value of warrant liabilities	(42,351)	-	(42,351)
	(42,351)	-	(42,351)
			-
`Loss before income tax	(276,074)	(233,723)	(42,351)
Provision for income tax	-	-	-
Net loss	$(276,074)	$(233,723)	(42,351)

The following table provides additional details regarding the changes to the balance sheet as of December 31, 2011

	As restated	As previously reported	Change
Warrant liabilities	$111,636	-	$111,636
Additional paid in capital	17,351,006	17,986,149	(635,143)
Retained earnings	(17,718,423)	(18,241,930)	(523,507)

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $276,073 for the three months ended March 31, 2012 and $1,555,867 for the year ended December 31, 2011 and had an accumulated deficit of $17,994,496 as of March 31, 2012.  The Company has net negative working capital of $211,054 as of March 31, 2012.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended March 31, 2012 and 2011 of approximately $0 and $0 respectively.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase of 145,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2011.   Warrants to purchase 8,175,000 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2012.

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

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the three months  ending March 31, 2012 and 2011 is $5,245 and $5,245, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2012	December 31, 2011
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(199,977)	(197,626
Net furniture and equipment	$7,927	$10,278

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

As of March 31, 2012, these warrants include the following:

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

	Grant Date	March 31, 2012	December 31, 2011
Risk-free interest rate at grant date	1.21%	0.51%	0.41%
Expected stock price volatility	194.9%	178.3%	169.8%
Expected dividend payout	-	-	--
Expected option in life-years

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	-	$-
Granted	177,304,960	0.005
Exercised	-
Canceled or expired	-	-
Outstanding at December 31, 2011	177,304,960	$0.005
Granted	9,000,000,000	0.0001
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger	8,687,943,040	0.0001
Outstanding at March 31, 2012	17,865,248,000	$0.0001

As of March 31, 2012 and December 31, 2011, the warrant liability consisted of the following:

	March 31, 2012	December 31, 2011 (Restated)
Warrant liability (beginning balance)	$111,636	$-
Additional liability due to new grants		635,143
Loss(gain) on changes in fair market value of warrant liability	42,351	(523,506)
Net warrant liability	153,987	111,636

Change in fair market value of warrant liability resulted in a loss totaling $42,351 for the three months ended March 31, 2012.

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

On March 1, 2012, the Company issued 53,571,429 shares of common stock to a consultant. The market value of the shares was $42,859,

On March 15, 2012 the Company issued 8,000,000 shares of common stock in accordance with a Security Purchase Agreement.  The funds were received previously and the shares of common stock were issued against the remaining balance in Stock Payable

Stock Options

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

7.  SUBSEQUENT EVENTS

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

On April 18, 2012, MedeFile Internatonal, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which, on April 18, 2012, the Company sold 5,000,000,000 shares of common stock for an aggregate purchase price of $500,000, and the Company issued four-year warrants to purchase 5,000,000,000 shares of common stock to the Investors with an exercise price of $0.0001. The Investors were purchasers under the Company’s securities purchase agreements entered into in July 2011.

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

We believe we enjoy a number of direct, competitive advantages over others in the medical records marketplace:

☐	We have developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.

☐
We do all the work of collecting and updating medical information on an ongoing basis; its dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

☐
We provide a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records.

☐
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

Changes in Fair Market Value of Warrant Liability

Change in fair market value of warrant liability for the three months ended March 31, 2012 totaled a loss of $42,351.  The loss represents the increase in warrant liability associated with warrants issued and unexercised as of March, 31, 2012.

Net Loss

For the reasons stated above, our net loss for quarter ended March 31, 2012 was $276,074, or $0 per share, a decrease of $172,119, compared to a net loss of $448,193, or $0 per share, during the quarter ended March 31, 2011.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $30,344, inventory of $53,859, merchant services reserve of $64,320, and accounts receivable of $1,893.  Net cash used in operating activities for the three months ended March 31, 2012 was approximately $167,829. Current liabilities of $361,469 consisted of $200,589 for accounts payable and accrued liabilities, deferred revenues of $6,894 and warrant liabilities of $153,987. We have a net negative working capital of $211,054.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $276,074 for the three months ended March 31, 2012 and $1,555,867 for the year ended December 31, 2011 and had an accumulated deficit of $17,994,496 as of March 31, 2012.  The Company has a net negative working capital of $211,054 as of March 31, 2012.

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