Form 10-Q
period 2012-09-30
Medefile International, Inc.
filed 2012-11-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to __________

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
Yes  ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) 11,213,189 as of November 13, 2012.

Table of Content [to be revised]

Item 1. Financial Statements.
Medefile International, Inc.
Consolidated Balance Sheets

	Unaudited
	September 30,	December 31,
Assets	2012	2011
Current assets
Cash	$559,882	$198,173
Accounts receivable, net	150	617
Inventory	55,855	53,925
Merchant services reserve	64,319	62,530
Prepaid insurance	1,996	1,055
Total current assets	682,202	316,300
Website development, net of accumulated amortization	96,491	26,227
Furniture and equipment, net of accumulated depreciation	3,325	10,278
Intangibles	1,339	1,339
Total assets	$783,357	$354,144

Liabilities and Stockholders' Equity
Accounts payable and accrued liabilities	$115,167	$180,244
Deferred revenues	4,972	9,855
Warrant liabilities	5,335,019	111,636
Total Current Liabilities	5,455,158	301,735

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 100,000,000 authorized;
11,208,099 and 791,652 shares issued and outstanding on
September 30, 2012 and December 31, 2011, respectively	1,121	79
Common stock payable	100,000	24,000
Additional paid in capital	23,786,518	17,746,753
Accumulated deficit	(28,559,440)	(17,718,423)
Total stockholders' equity	(4,671,801)	52,409
Total liability and stockholders' equity	$783,357	$354,144

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue	$11,127	$83,802	$32,001	$403,644

Cost of goods sold	3,635	9,838	3,701	163,579
Gross profit	7,492	73,964	28,300	240,065

Operating expenses
Selling, general and administrative expenses	337,489	675,015	10,701,297	1,496,220
Marketing expenses	-	70,641	-	511,362
Depreciation and amortization expenses	7,495	7,745	22,689	23,349
Total operating expenses	344,984	753,401	10,723,986	2,030,931

Loss from operations	(337,492)	(679,437)	(10,695,686)	(1,790,866)

Other income (expenses)
Gain (loss) on changes in fair value
of warrant liabilities	271,684	(422,329)	(145,331)	(422,329)
Total other income	271,684	(422,329)	(145,331)	(422,329)

Loss before income tax	(65,808)	(1,101,766)	(10,841,017)	(2,213,195)
Provision for income tax	-	-	-	-
Net loss	$(65,808)	$(1,101,766)	$(10,841,017)	$(2,213,195)

Net loss per share: basic and diluted	$(0.01)	$(1.42)	$(1.64)	$(3.04)

Weighted average share outstanding	10,855,787	777,643	6,593,651	728,528
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nime	For the Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
		(Restated)
Cash flows from operating activities
Net loss	$(10,841,017)	$(2,213,195)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	6,953	7,613
Amortization	15,736	15,737
Compensation related to anti-dilution stock issuance	9,792,000
Stock based services	102,859	172,731
Warrant expense		377,938
Changes in fair value of warrant liabilities	145,331	422,329
Changes in operating assets and liabilities
Accounts receivable	467	1,708
Inventory	(1,930)	(31,793)
Prepaid insurance	(941)	(2,775)
Accounts payable and accrued liabilities	(65,077)	38,305
Merchant services reserve	(1,789)	(57,968)
Cash overdraft	-	(6,928)
Deferred revenue	(4,883)	(2,524)
Net Cash used in operating activities	(852,291)	(1,278,822)
Cash flows from investing activities
Website development	(86,000)
Net cash used in investing activities	(86,000)	-
Cash flow from financing activities
Proceeds from common stock subscription		24,000
Proceeds from common stock sale	1,300,000	1,238,000
Net cash provided by financing activities	1,300,000	1,262,000
Net increase (decrease) in cash and cash equivalents	361,709	(16,822)
Cash and cash equivalents at beginning of period	198,173	499,652
Cash and cash equivalents at end of period	$559,882	$482,830

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$-	$116,000
Common stock issued for consulting services	$-	$165,325
The accompanying notes are an integral part of these consolidated financial statements

MedeFile International, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 201. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of operations and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Restatement

In connection with Securities Purchase Agreements entered into during the third quarter 2011 (see Notes 5 and 6), the Company granted warrants with ratchet provisions that were not accounted for properly. The warrants, which were for the purchase of up to 35,461 shares of the Company’s common stock with an original exercise price of $2.50, were granted in July 2011 in connection with the sale of 35,461 shares of common stock. The warrants’ ratchet provision were triggered by the Company’s sale of common stock in April 2012 at a purchase price of $0.0001, as a result of which , the exercise price was adjusted to $0.50 and the number of shares underlying the warrants was increased to 1,733,050.  The anticipated effects of the resulting adjustments are as follows:

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

The following table provides additional details regarding the changes to the balance sheet as of December 31, 2011

	As restated	As previously reported	Change
Warrant liabilities	$111,636	$-	$111,636
Additional paid in capital	17,351,006	17,986,149	(635,143)
Retained earnings	$(17,718,423)	$(18,241,930)	$(523,507)

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

By subscribing to the MedeFile system, members can empower themselves to take control of their own health and well-being, as well as empower their healthcare providers to make sound and lifesaving decisions with the most accurate, up-to-date medical information available.  In addition, with MedeFile, members benefit from knowing that their medical records are protected from fire, natural disaster, document misplacement or the closing of a medical or dental practice.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $10,841,017 for the nine months ended September 30, 2012 and $1,555,867 for the year ended December 31, 2011 and had an accumulated deficit of $28,559,440 as of September 30, 2012.  The Company has net working capital of $4,772,956 as of September 30, 2012.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  At September 30, 2012 and 2011, deferred revenue totaled $4,972 and $7,051, respectively.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 64,496 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2011.   Warrants to purchase 3,002,084 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the nine months ended September 30, 2012.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	June 30, 2012	December 31, 2011
Website development	$62,946	$62,946
Additional development	86,000
Accumulated amortization	(52,455)	(36,719)
Net website development	$96,491	$26,227

Beginning May 2012 the Company began redesigning of its website.  The redesign is anticipated to be completed in December 2012

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the three months ended September 30, 2012 and 2011 is $5,245 and $5,245, respectively.  Amortization expense for the nine months ended June 30, 2012 and 2011 is $15,736 and $15,737, respectively

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2012	December 31, 2011
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(204,579)	(197,626)
Net furniture and equipment	$3,325	$10,278

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $2,250and $2,500 for the three months ended September 30, 2012 and 2011, respectively.  Depreciation expense totaled $6,953 and $7,613 for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, these warrants include the following:

Warrants granted during July 2011 in connection with the sale of 35,461 shares of common stock with the right to originally purchase up to 35,461 shares of the Company’s common stock with an original exercise price of $2.50. Due to the issuance of the Company’s common stock in April 2012, the exercise price was adjusted to $0.50 and the number of shares to 1,773,050. Fair value was determined using the following variables:

	Grant Date	September 30, 2012	December 31, 2011
Risk-free interest rate at grant date	1.21%	0.47%	0.41%
Expected stock price volatility	194.9%	137.8%	217.8%
Expected dividend payout	-	-	--
Expected option in life-years	4	3.25	3.0

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the Chief Executive Officer with the right to purchase up to 200,000,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	September 30, 2012
Risk-free interest rate at grant date	0.47%	0.57%
Expected stock price volatility	137.8%	169.8%
Expected dividend payout	-	-
Expected option in life-years	3.75	3.8

 Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	September30, 2012
Risk-free interest rate at grant date	0.47%	0.57%
Expected stock price volatility	137.8%	169.8%
Expected dividend payout	-	-
Expected option in life-years	3.75	3.8

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	-	$-
Granted	35,461	25.00
Exercised	-
Canceled or expired	-	-
Outstanding at December 31, 2011	35,461	$25.00
Granted	1,200,000	0.50
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger	1,773,050	0.50
Outstanding at June 30, 2012	3,008,511	$0.788

As of September 30, 2012 and December 31, 2011, the warrant liability consisted of the following:

	September 30, 2012	December 31, 2011 (Restated)
Warrant liability (beginning balance)	$111,636	$-
Additional liability due to new grants	5,078,052	635,143
Loss(gain) on changes in fair market value of warrant liability	145,331	(523,506
Net warrant liability	$5,335,019	$111,636

Change in fair market value of warrant liability resulted in a gain (loss) totaling $271,684 and $(145,331) for the three and nine months ended September 30, 2012, respectively, compared to $(422,309) for the three and nine months ended September 30, 2011.

6. EQUITY

Common Stock
On October 8, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which (i) the Company effected a 5,000-to-1 reverse split of its common stock and (ii) the number of authorized shares of the Company’s common stock decreased from 75,000,000,000 to 100,000,000. The market effective date of the reverse split was October 9, 2012.  The effect of the stock split has been applied retroactively.

During the first quarter 2011, the Company entered into a Securities Purchase Agreement, pursuant to which the Company sold 40,200 shares of common stock at a purchase price of $15.00 per share.  Total proceeds from the sale of the stock totaled $603,000.

On March 31, 2011, the Company issued 1,875 shares of common stock for amounts due to consultant.  The shares had a market value of $37,500.

On April 29, 2011, the Company issued 1,531 shares of common stock for amounts due to a consultant.  The shares had a market value of $32,143.

On May 11, 2011, the Company issued 2,000 shares of common stock for amounts due to consultants.  The shares had a market value of $70,000.

During the first quarter 2011, the Company entered into a Securities Purchase Agreement for the sale of 9,000 shares of common stock at a purchase price of $15.00 per share.   The funds were received during the first quarter of 2011 and recorded as a stock payable in the amount of $135,000 as of June 30, 2011.  On July 8, 2011, 9,000 shares of common stock were issued.

On June 3, 2011, the Company received $24,000 from proceeds from a Securities Purchase Agreement for the purchase of 1,600 shares of common stock.  On March 15, 2012 the Company issued the 1,600 shares of common stock in accordance with the Securities Purchase Agreement and the shares of common stock were issued against the remaining balance in Stock Payable.
.

During the third quarter of 2011, the Company entered into a Securities Purchase Agreement pursuant to which it sold 35,461 shares of common stock at a purchase price of $14.10 per share.

On August 1, 2011, the Company issued 2,206 shares of common stock for amounts due to consultant.  The shares had a market value of $33,088.

On November 1, 2011, the Company issued 9,375 shares of common stock for amounts due to consultants.  The shares had a market value of $42,187.50.

On March 1, 2012, the Company issued 10,714 shares of common stock to a consultant. The market value of the shares was $42,859,

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

●
Will automatically convert into common stock at a ratio of 2 shares of common stock for each share of Series B Preferred Stock, effective upon the Company’s filing of a certificate of amendment to its articles of incorporation, pursuant to which the Company’s number of authorized shares of common stock will increase to75,000,000,000.

On April 12, 2012, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer. Pursuant to the Purchase Agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 200,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.50. Pursuant to the Purchase Agreement, the Preferred Stock Investor agreed to vote its shares of Series B Preferred Stock to approve an amendment to the Company’s articles of incorporation to increase the Company’s authorized shares of common stock to 75,000,000,000.

On April 13, 2012, the Preferred Stock Investor voted its 100,000 shares of Series B Preferred Stock, representing 51% of the voting power of the Company’s shareholders, to approve an amendment to the Company’s articles of incorporation to increase the Company’s number of authorized shares of common stock to 75,000,000,000.

On April 18, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which, on April 18, 2012, the Company sold 1,000,000 shares of common stock for an aggregate purchase price of $500,000, and the Company issued four-year warrants to purchase 1,000,000 shares of common stock to the Investors with an exercise price of $0.50. The Investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.

On April 23, 2012, the Company issued an aggregate of 8,180,133 shares of common stock to certain shareholders of the Company, in accordance with anti-dilution rights held by such shareholders, including 5,583,594 shares to Lyle Hauser, 1,632,000 shares to Kevin Hauser, and 964,539 shares to purchasers under Securities Purchase Agreements entered into by the Company in July 2011. Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer.

On May 15, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which, on May 15, 2012, the Company sold 600,000 shares of common stock for an aggregate purchase price of $300,000, and the Company issued four-year warrants to purchase 600,000 shares of common stock to the Investors with an exercise price of $0.50. The Investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.

On June 26, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which, on June 26, 2012, the Company sold 200,000 shares of common stock for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 200,000 shares of common stock to the Investors with an exercise price of $0.50. The Investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.  As of June 30, 2012 the share are unissued.

On July 16, 2012, the Company issued 24,000 shares of common stock to a consultant in the amount of $60,000.

On July 18, 2012, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, on July 18, 2012, the Company sold 100,000 shares of common stock for an aggregate purchase price of $50,000.

On July 18, 2012, the Company sold 10,000 shares of common stock for a purchase price of $50,000.   As of September 30, 2012, the shares have not been issued

On September 20, 2012, the Company sold 100,000 shares of common stock for a purchase price of $50,000.   As of September 30, 2012, the share have not been issued

On August 24, 2012, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 500,000 shares of common stock for an aggregate purchase price of $250,000.

Stock Options

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, pursuant to which they have initially reserved 2,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 1,128 options to employees pursuant to certain employment agreement that are more fully described below:  As of December 31, 2011 all options have expired.

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

A summary of option activity under all Plans as of September 30, 2012, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	1,128	$4,000.00
Issued	-	-
Exercised	1,128	4,000.00
Forfeited or expired	-	-
Outstanding at December 31, 2011	-	$0.00
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at September 30, 2012	-	-
Non-vested at September 30, 2012	-	-
Exercisable atSeptember 30, 2012	-	$0.00

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the years ended December 31, 2011 and 2010, the Company recorded no compensation expense related to options.

Other Warrants

The Company awarded 35 Common Stock warrants, at an exercise price of $2,500.06 per share, to former Board members at the quoted stock price on the effective date of the awards. The warrants have an expiration date of five years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

On June 22, 2011, the Company awarded 2,000 Common Stock warrants, at an exercise price of $50.00 per share, to consultants for services at the quoted stock price on the effective date of the awards. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions listed below:

On July 28, 2011, the Company awarded 27 Common Stock Warrants, at an exercise price of $25.00 per share to consultants for services at the quoted stock price on the effective date of the awards.  The warrants have an expiration date of three years from the issue date and contain provisions for a cash exercise.  The estimated value of the compensatory warrants granted to non-employees in exchange for services was determined using the Black-Scholes pricing model and the assumptions listed below.

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

.During the second quarter of 2012, the Company issued 1,200,000 Common stock warrants, at an exercise price of $0.50 per share.  The warrants were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.

Transactions involving warrants, excluding warrants discussed in Note 5, are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	1,635	$3,650.00
Granted	29,000	50.00
Exercised	-	-
Canceled or expired	1,600	3,650.00
Outstanding at December 31, 2011	29,035	$54.33
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2012	29,035	$54,.33

Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Weighted		Average
		Remaining	Average		Remaining
Exercise	Number	Contractual	Exercise	Number	Contractual
Prices	Outstanding	Life (years)	Price	Exercisable	Life (years)
$2800.00	33	.75	$2800.00	33	.75
25.00	27,000	2.00	25.00	27,000	2.00
50.00	2,000	3.00	50.00	2,000	3.00
	29,035	2.07	$54.33	29,035	2.07

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

OVERVIEW

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Acquirer), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions agreed to issue 1,979 shares of Bio-Solutions' common stock to the OmniMed Shareholders.
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

By subscribing to the MedeFile system, members can empower themselves to take control of their own health and well-being as well as empower their healthcare providers to make sound and lifesaving decisions with the most accurate, up-to-date medical information available.  In addition, with MedeFile, members benefit from knowing that their medical records are protected from fire, natural disaster, document misplacement or the closing of a medical or dental practice.

We believe we enjoy a number of direct, competitive advantages over others in the medical records marketplace:

•	We have developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel

•
We do all the work of collecting and updating medical information on an ongoing basis; its dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

•
We provide a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records

•
We provide a coherent mix of services and products that are intended to affect the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

RESULTS OF OPERATIONS

THREE MONTHS ENDING SEPTEMBER30, 2012 COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 2011

Revenues

Revenues for the three months ended September 30, 2012 totaled $11,127 compared to revenues of $83,802 during the three months ended September 30, 2011.   The decrease in membership revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has decreased its marketing and advertising efforts through a previously used telemarketing campaign.  As a result, there has been a substantial decrease in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2012 totaled $337,489, a decrease of $337,526 or approximately 50.0% compared to selling, general and administrative expenses of $675,015 for the three months ended September 30, 2011. The overall decrease in the total selling, general and administrative is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Marketing Expense

Marketing expense for the three months ended September 30, 2012 totaled $0, compared to $70,641 for the three months ending September 30, 2012.  The decrease marketing expense was due to decreased use of lead generation for telemarketing efforts.  The Company relied on one source for generation of leads through the Company’s telemarketing efforts.

Depreciation Expense

Depreciation expense totaled $2,250 for the three months ended September 30, 2012, compared to depreciation expense of $2,500 during the three months ended September 30, 2012. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the three months ended September 30, 2012 totaled $5,245, compared to $5,245 for the three months ended September 30, 2011.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Changes in Fair Market Value of Warrant Liability

Change in fair market value of warrant liability for the three months ended September 30, 2012 totaled a gain of $271,684 compared to a loss if $422,329 for the three months ended September 30, 2011.  The change in warrant liability is associated with warrants issued and unexercised as of September 30, 2012.

Net Loss

For the reasons stated above, our net loss for three months ended September 30, 2012 was $65,808, or $0.01 per share, a decrease of $1,035,958, compared to a net loss of $1,101,766 or $1.42 per share, during the three months ended September 30, 2011.

NINE MONTHS ENDING SEPTEMBER 30, 2012 COMPARED TO NINE MONTHS ENDING SEPTEMBER 30, 2011

Revenues

Revenues for the nine months ended September 30, 2012 totaled $32,001 compared to revenues of $403,644 during the nine months ended September 30, 2011.   The decrease in membership revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from member’s doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has decreased its marketing and advertising efforts through a previously used telemarketing campaign.  As a result, there has been a substantial decrease in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2012 totaled $10,701,297, a increase of $9,205,077 or approximately 615.22% compared to selling, general and administrative expenses of $1,496,220 for the nine months ended September 30, 2011. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.  However, on April 10, 2012 there was an expense totaling $9,792,000 for the issuance of 1,632,000 shares, at a closing price of $6.00 per share to the CEO in relation to an anti-dilution agreement.   The shares issued to the CEO are treated as compensation under GAAP accounting.

Marketing Expense

Marketing expense for the nine months ended September 30, 2012 totaled $0, compared to $511,362 for the nine months ending September 30, 2012.  The decrease marketing expense was due to decreased use of lead generation for telemarketing efforts.  The Company relied on one source for generation of leads through the Company’s telemarketing efforts.

Depreciation Expense

Depreciation expense totaled $6,953 for the nine months ended September 30, 2012, compared to depreciation expense of $7,613 during the nine months ended September 30, 2012. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the nine months ended September 30, 2012 totaled $15,736, compared to $15,737 for the nine months ended September 30, 2011.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Changes in Fair Market Value of Warrant Liability

Change in fair market value of warrant liability for the nine months ended September 30, 2012 totaled a loss of $145,331 compared to a loss of $422,329 for the nine months ended September 30, 2011.  The loss represents the decrease in warrant liability associated with warrants issued and unexercised as of September 30, 2012 and 2011 respectively..

Net Loss

For the reasons stated above, our net loss for nine months ended September 30, 2012 was $10,841,017, or $1.64 per share, a decrease of $8,627,822, compared to a net loss of $2,213,195, or $3.04 per share, during the nine months  ended September 30, 2011.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $559,882, inventory of $55,855, merchant services reserve of $64,319, and accounts receivable of $150.  Net cash used in operating activities for the nine months ended September 30, 2012 was approximately $852,291. Current liabilities of $5,455,158 consisted of $115,167 for accounts payable and accrued liabilities, deferred revenues of $4,972 and warrant liabilities of $5,335,019. We have a net negative working capital of $4,772,956.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $10,841,017 for the nine months ended September 30, 2012 and $1,555,867 for the year ended December 31, 2011 and had an accumulated deficit of $28,559,440 as of September 30, 2012.  The Company has a net negative working capital of $4,772,956 as of June 30, 2012.

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

We do not have any off balance sheet arrangements as of September 30, 2012 or as of the date of this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2012, there has been no change in our internal control over financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 18, 2012, the Company issued 100,000 shares of common stock to an accredited investor for a purchase price of $50,000.

On July 16, 2012, the Company issued 24,000 shares of common stock to a consultant for services.

On August 24, 2012, the Company issued 500,000 shares of common stock to an accredited investor for a purchase price of $250,000.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering.

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

MEDEFILE INTERNATIONAL, INC.

November 15, 2012	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)