Form 10-K
period 2012-12-31
Medefile International, Inc.
filed 2013-04-15
CIK 842013

STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐       No    ☑

As of June 30, 2012, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTCQB of $2.00 was approximately $20,361,848. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 8, 2013 was 11,813,189.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1. BUSINESS

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Acquirer”), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions agreed to issue 1,979 shares of Bio-Solutions' common stock to the OmniMed Shareholders.

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005, Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006, OmniMed changed its name to MedeFile International, Inc. (“MedeFile”, the “Company”, “we”, “us”, or “our”).

On October 8, 2012, the Company effected a 5,000-to-1 reverse split of its common stock. All share amounts in this report reflect the reverse stock split unless otherwise indicated.

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

By subscribing to the MedeFile system, members empower themselves to take control of their own health and well-being, and empower their healthcare providers to make sound and lifesaving decisions with the most accurate, up-to-date medical information available.  In addition, with MedeFile, members benefit from knowing that their medical records are protected from fire, natural disaster, document misplacement or the closing of a medical or dental practice.

MedeFile believes it enjoys a number of direct, competitive advantages over others in the medical records marketplace:

•	MedeFile has developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.
•
MedeFile does all the work of collecting and updating medical information on an ongoing basis; the function of our products’ dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

•
MedeFile provides a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records.

•
MedeFile provides a coherent mix of services and products that are intended to improve the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

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

Members

As of December 31, 2012, MedeFile had approximately 20,238 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

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

Employees

From our inception through the period ended December 31, 2012, we have primarily relied on the services of outside consultants.  As of December 31, 2012, MedeFile had a total of 4 full time employees and 4 consultants.

The employees are covered by employment agreements, and we believe our relations with our employees are favorable.

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

We have experienced a net loss of $11,404,925, for the year ended December 31, 2012. As of December 31, 2012, we have an accumulated deficit of $29,123,348. The accompanying consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis of Financial Condition."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. Except as may be required under applicable securities laws, we undertake no duty to update any of the forward-looking statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

MedeFile leases its main office, which is located at 301 Yamato Rd, Boca Raton, FL  33431.  The current lease expires June 2013. The following table sets forth our rent payments for the last two fiscal years.

	2012	2011
12 Months ended 12/31	$46,684	$42,228

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

Not applicable.

 PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol MDFI. Prior to February 23, 2011, our common stock was quoted on the OTC Bulletin Board under the symbol MDFI.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 03/31/11	$25.00	$14.50
Quarter ended 06/30/11	$37.50	$18.50
Quarter ended 09/30/11	$22.00	$7.00
Quarter ended 12/31/11	$7.50	$0.50
Quarter ended 03/31/12	$7.50	$3.00
Quarter ended 06/30/12	$8.00	$1.50
Quarter ended 09/30/12	$3.00	$1.00
Quarter ended 12/31/12	$1.75	$0.30

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 31, 2013, there were approximately 1,073 holders of record of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES

On September 20, 2012, the Company sold 100,000 shares of common stock to an accredited investor for a purchase price of $50,000.   The shares were issued on November 14, 2012.

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

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp., (the "Acquirer), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions issued 1,979 shares of Bio-Solutions' common stock to the OmniMed Shareholders.
As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005, Bio-Solutions changed its name to OmniMed International, Inc.  Effective January 17, 2006, OmniMed changed its name to MedeFile International, Inc. ("MedeFile" or the "Company").

Overview of Business

MedeFile International, Inc., through its MedeFile, Inc. subsidiary, has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Our goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. We will seek to accomplish this objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Our products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

•
We do all the work of collecting and updating medical information on an ongoing basis; the function of our products’ dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

•
We provide a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records

•
We provide a coherent mix of services and products that are intended to improve the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

Revenues

Revenues for the year ended December 31, 2012 totaled $39,217 compared to revenues of $495,451 during the year ended December 31, 2011.   The decrease in membership revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has decreased its marketing and advertising efforts through a previously used telemarketing campaign.  As a result, there has been a substantial decrease in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 totaled $1,189,982, a decrease of $666,642 or approximately 35.9% compared to selling, general and administrative expenses of $1,855,825 for the year ended December 31, 2011. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Compensation Expense

On April 10, 2012 there was an expense totaling $9,792,000 for the issuance of 1,632,000 shares, valued based on a closing price of $6.00 per share to the CEO in relation to an anti-dilution agreement.   The shares issued to the CEO are treated as compensation under GAAP accounting.

Marketing Expense

Marketing expense for the year ended December 31, 2012 totaled $0, compared to $524,301 for the year ending December 31, 2011.  The decrease in marketing expense was due to decreased use of lead generation for telemarketing efforts.  The Company relied on one source for generation of leads through the Company’s telemarketing efforts.

Depreciation Expense

Depreciation expense totaled $8,749 for the year ended December 31, 2012, compared to depreciation expense of $10,086 during the year ended December 31, 2011. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the year ended December 31, 2012 totaled $20,982, compared to $20,983 for the year ended December 31, 2011.  Amortization expense is the expensing of the website development through May 2013.  Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Net Loss

For the reasons stated above, our net loss for year ended December 31, 2012 was $11,404,925, or $1.47 per share, a decrease of $9,849,058, compared to a net loss of $1,555,867, or $2.09 per share, during the year ended December 31, 2011.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $234,356, inventory of $55,458, merchant services reserve of $64,319, prepaid insurance of $998 and accounts receivable of $391.  Net cash used in operating activities for the year ended December 31, 2012 was approximately $1,101,817. Current liabilities of $5,761,343 consisted of $138,211 for accounts payable and accrued liabilities, deferred revenues of $4,313 and warrant liabilities of $5,618,819. We have a net negative working capital of $5,405,821.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $11,404,925 for the year ended December 31, 2012 and $1,555,867 for the year ended December 31, 2011 and had an accumulated deficit of $29,123,348 as of December 31, 2012.  The Company has a net negative working capital of $5,405,821 as of December 31, 2012.

The Company currently estimates that it will require approximately $420,000 to continue its operations for the next twelve months.  Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2012 or as of the date of this report.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MedeFile International, Inc.

We have audited the accompanying consolidated balance sheets of MedeFile International, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2012. MedeFile International, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedeFile International, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
April 9, 2013
Las Vegas, Nevada

Medefile International, Inc.
Consolidated Balance Sheets

	December 31	December 31,
Assets	2012	2011
Current assets
Cash	$234,356	$198,173
Accounts receivable, net	391	617
Inventory	55,458	53,925
Merchant services reserve	64,319	62,530
Prepaid insurance	998	1,055
Total current assets	355,522	316,300
Website development, net of accumulated amortization	167,245	26,227
Furniture and equipment, net of accumulated depreciation	1,529	10,278
Intangibles	1,339	1,339
Total assets	$525,635	$354,144

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$138,211	$180,244
Deferred revenues	4,313	9,855
Derivative liability	5,618,819	111,636
Total Current Liabilities	5,761,343	301,735

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 100,000,000 authorized;
11,413,189 and 791,653 shares issued and outstanding on
December 31, 2012 and December 31, 2011, respectively	1,141	79
Common stock payable	-	24,000
Additional paid in capital	23,886,499	17,746,753
Accumulated deficit	(29,123,348)	(17,718,423)
Total stockholders' equity (deficit)	(5,235,708)	52,409
Total liability and stockholders' equity (deficit)	$525,635	$354,144

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	2012	2011
Revenue	$39,217	$495,451

Cost of goods sold	4,098	163,630
Gross profit	35,119	331,821

Operating expenses
Selling, general and administrative expenses	1,189,182	1,855,825
Compensation expense	9,792,000	-
Marketing expenses	-	524,301
Depreciation and amortization expenses	29,731	31,069
Total operating expenses	11,010,913	2,411,195

Loss from operations	(10,975,794)	(2,079,374)

Other income (expenses)
Gain (loss) on changes in fair value
of derivative liabilities	(429,131)	523,507
Total other income (expense)	(429,131)	523,507

Loss before income tax	(11,404,925)	(1,555,867)
Provision for income tax	-	-
Net loss	$(11,404,925)	$(1,555,867)

Net loss per share: basic and diluted	$(1.47)	$(2.09)

Weighted average share outstanding	7,783,599	743,117
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statement of Stockholders' Equity
For the year ended December 31, 2012 and 2011

	Preferred		Common Stock
	Shares	Par	Shares	Par		Common Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
December 31, 2010		$-	690,005	$69	$16,435,049	$-	$(16,162,556)	$272,562

Common stock issued
for consultants			16,987	1	214,918	-	-	214,919

Common stock sale			84,661	9	1,237,991	-	-	1,238,000
								-
Cancellation of
payroll liability				-	116,000	-	-	116,000

Common stock payable				-	-	24,000	-	24,000
Derivitave Liability				-	(635,143)	-	-	(635,143)
Issuance of warrants				-	377,938	-	-	377,938
Net Loss							(1,555,867)	(1,555,867)
Balance December 31, 2011	-	-	791,653	79	17,746,753	24,000	(17,718,423)	52,409

Common stock issued
for consultants			34,714	3	102,856	-	-	102,859
								-
Common stock issued								-
for stock payable			1,600	1	23,999	(24,000)	-	-

Preferred Stock Sale	100,000	100,000		-	-	-	-	100,000

Conversion of preferred	(100,000)	(100,000)	200,000	20	99,980			-
stock to common stock
Common stock sale			2,400,000	240	1,199,760	-	-	1,200,000

Derivitave liability				-	(5,078,051)	-	-	(5,078,051)

Common stock issued for
anti-dilution			6,348,132	635	(635)	-	-	-
Common stock issued for
compensation			1,632,000	163	9,791,837	-	-	9,792,000

Rounding for stock split			5,090	-	-	-	-	-

Net Loss				-	-	-	(11,404,925)	(11,404,925)
Balance December 31, 2012	-	-	11,413,189	1,141	23,886,499	-	(29,123,348)	(5,235,708)

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Cash Flows
For the year ended December 31, 2012 and 2011

	2012	2011
		(Restated)
Cash flows from operating activities
Net loss	$(11,404,925)	$(1,555,867)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	8,749	10,086
Amortization	20,982	20,983
Stock based compensation	9,792,000	-
Stock based services	102,859	214,919
Warrant expense	-	377,938
(Gain)loss in fair value of derivitave liabilities	429,131	(523,507)
Changes in operating assets and liabilities
Accounts receivable	226	1,851
Inventory	(1,533)	(31,741)
Prepaid insurance	57	(1,055)
Accounts payable and accrued liabilities	(42,032)	(14,081)
Merchant services reserve	(1,789)	(56,357)
Cash overdraft	-	(6,928)
Deferred revenue	(5,542)	280
Net Cash used in operating activities	(1,101,817)	(1,563,479)
Cash flows from investing activities
Website development	(162,000)	-
Net cash used in investing activities	(162,000)	-
Cash flow from financing activities
Proceeds from common stock subscription		24,000
Proceeds from common stock sale	1,300,000	1,238,000
Net cash provided by financing activities	1,300,000	1,262,000
Net increase (decrease) in cash and cash equivalents	36,183	(301,479)
Cash and cash equivalents at beginning of period	198,173	499,652
Cash and cash equivalents at end of period	$234,356	$198,173

Supplemental disclosure of cash flow information
Cash paid during period for
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cancellation of payroll liability to CEO	$-	$116,000
Common stock issued for consulting services	$102,859	$165,325

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

Restatement

In connection with Securities Purchase Agreements entered into during the third quarter 2011 (see Notes 5 and 6), the Company granted warrants with ratchet provisions that were not accounted for properly. The warrants, which were for the purchase of up to 35,461 shares of the Company’s common stock with an original exercise price of $2.50, were granted in July 2011 in connection with the sale of 35,461 shares of common stock. The warrants’ ratchet provision were triggered by the Company’s sale of common stock in April 2012 at a purchase price of $0.50, as a result of which , the exercise price was adjusted to $0.50 and the number of shares underlying the warrants was increased to 1,733,050.  The anticipated effects of the resulting adjustments are as follows:

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

Nature of Business Operations

Medefile International, Inc., has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Medefile's goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. Medefile will seek to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Medefile's products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

By subscribing to the MedeFile system, members empower themselves to take control of their own health and well-being, and empower their healthcare providers to make sound and lifesaving decisions with the most accurate, up-to-date medical information available.  In addition, with MedeFile, members enjoy the peace of mind that comes from knowing that their medical records are protected from fire, natural disaster, document misplacement or the closing of a medical or dental practice.

MedeFile believes it enjoys a number of competitive advantages over other firms within the medical records marketplace, including:

•	MedeFile has developed products and services geared to the patient, while containing the depth and breadth of information required by treating physicians and medical personnel.
•
MedeFile does all the work of collecting and updating medical information on an ongoing basis; function of our products’ dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

•
MedeFile provides a complete medical record. Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), and are by no means complete or necessarily accurate records.

•
MedeFile provides a coherent mix of services and products that are intended to improve the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $11,404,925 for the year ended December 31, 2012 and $1,555,867 for the year ended December 31, 2011 and had an accumulated deficit of $29,123,348 as of December 31, 2012.  The Company has negative working capital of $5,405,821 as of December 31, 2012.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2012 and 2011 of approximately $0 and $6,500 respectively.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  At December 31, 2012 and 2011, deferred revenue totaled $4,313 and $9,855, respectively.

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

Fair Value of Financial Instruments

Cash and Equivalents, Store Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, Financial Accounting Standards Board (“FASB”) ASC Topic 820-10-35 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements).

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Merchant Service Reserves	$64,319	$-	$-	$64,319
Total	$64,319	$-	$-	$64,319
Liabilities
Deferred Revenues	$4,313	$-	$-	$4,313
Derivative Liab	-	-	5,618,819	5,618,819
Total	$4,313	$-	$5,618,819	$5,623,132

Impairment of Long Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC 360-10 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability is measured by comparison of the asset’s carrying amount to future undiscounted net cash flows the assets are expected to generate.  Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.  For the years ended December 31, 2012 and 2011, the Company did not have any inventory write downs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 29,035 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2012.   Warrants to purchase 29,035 common shares and options to purchase 1,128 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2011.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2012	December 31, 2011
Website development	$62,946	$62,946
Additional development	162,000	-
Accumulated amortization	(57,701)	(36,719)
Net website development	$167,245	$26,227

During May 2012 the Company began redesigning of its website.  The redesign is anticipated to be completed in May 2013.

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the years ending December 31, 2012 and 2011 is $20,982 and $20,983, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31, 2012	December 31, 2011
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(206,375)	(197,626)
Net furniture and equipment	$1,529	$10,278

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $8,749 and $10,086 for the years ended December 31, 2012 and 2011, respectively.

5. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter 2011 and the second quarter 2012 (see Note 6), the Company granted warrants with ratchet provisions. The warrants expire date of four years from the date of grant. During the first two years of grant, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants are also subject to adjustment.

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

As of December 31, 2012, these warrants include the following:

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

	Grant Date	December 31, 2012	December 31, 2011
Risk-free interest rate at grant date	1.21%	0.54%	0.41%
Expected stock price volatility	194.9%	187.0%	217.8%
Expected dividend payout	-	-	--
Expected option in life-years	4	2.5	3.5

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	December 31, 2012
Risk-free interest rate at grant date	0.47%	0.54%
Expected stock price volatility	137.8%	187.0%
Expected dividend payout	-	-
Expected option in life-years	3.75	3.28

 Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	December 31, 2012
Risk-free interest rate at grant date	0.47%	0.54%
Expected stock price volatility	137.8%	187.0%
Expected dividend payout	-	-
Expected option in life-years	3.75	3.3

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	-	$-
Granted	35,461	25.00
Exercised	-
Canceled or expired	-	-
Outstanding at December 31, 2011	35,461	$25.00
Granted	1,200,000	0.50
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger	1,773,050	0.50
Outstanding at December 31, 2012	3,008,511	$0.788

As of December 31, 2012 and December 31, 2011, the warrant liability consisted of the following:

	December 31, 2012	December 31, 2011 (Restated)
Warrant liability (beginning balance)	$111,636	$-
Additional liability due to new grants	5,078,052	635,143
Loss(gain) on changes in fair market value of warrant liability	429,131	(523,507)
Net warrant liability	$5,618,819	$111,636

Change in fair market value of warrant liability resulted in a gain (loss) totaling $429,131 and $(523,507) for the years ended December 31, 2012 and 2011, respectively.

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

2011

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

During the third quarter of 2011, the Company entered into a Securities Purchase Agreement pursuant to which it sold 35,461 shares of common stock at a purchase price of $14.10 per share for cash of $500,000.

On August 1, 2011, the Company issued 2,206 shares of common stock for amounts due to consultant.  The shares had a market value of $33,088.

On November 1, 2011, the Company issued 9,375 shares of common stock for amounts due to consultants.  The shares had a market value of $42,187.

2012

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

On April 23, 2012, the Company issued an aggregate of 7,980,133 shares of common stock to certain shareholders of the Company, in accordance with anti-dilution rights held by such shareholders, including 5,383,594 shares to Lyle Hauser valued at par $539, 1,632,000 shares to Kevin Hauser valued at fair market value for compensation expense of $9,792,000, and 964,539 shares valued at par $96 to purchasers under Securities Purchase Agreements entered into by the Company in July 2011. Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer.

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

On June 26, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which, on June 26, 2012, the Company sold 200,000 shares of common stock for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 200,000 shares of common stock to the Investors with an exercise price of $0.50. The Investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.  The Company issued 100,000 shares on July 18, 2012 and the remaining 100,000 shares on November 14, 2012.

On July 16, 2012, the Company issued 24,000 shares of common stock to a consultant in the amount of $60,000.

On September 20, 2012, the Company sold 100,000 shares of common stock for a purchase price of $50,000.   The shares were issued on November 14, 2012

On August 24, 2012, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 500,000 shares of common stock for an aggregate purchase price of $250,000.

Preferred Stock

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

On April 23, 2012, 100,000 Series B Preferred shares were converted to 200,000 shares of common stock

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

A summary of option activity under all Plans as of December 31, 2012, and changes during the period then ended are presented below:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	1128	$4.00
Issued	-	-
Exercised	(1128)	(4.00)
Forfeited or expired	-	-
Outstanding at December 31, 2011	-	$-
Issued	-	-
Expired	-	-
Forfeited	-	-
Outstanding at December 31, 2012	-	-
Non-vested at December 31, 2012	-	-
Exercisable at December 31, 2012	-	$-

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  For the years ended December 31, 2012 and 2011, the Company recorded no compensation expense related to options.

Other Warrants

During the first quarter of 2008 the Company awarded 35 Common Stock warrants, at an exercise price of $2,800.00per share, to former Board members at the quoted stock price on the effective date of the awards. The warrants have an expiration date of five years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

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

On July 28, 2011, the Company awarded 27,000 Common Stock Warrants, at an exercise price of $25.00 per share to consultants for services at the quoted stock price on the effective date of the awards.  The warrants have an expiration date of three years from the issue date and contain provisions for a cash exercise.  The estimated value of the compensatory warrants granted to non-employees in exchange for services was determined using the Black-Scholes pricing model and the assumptions listed below.

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Warrant expense recognized for the years ending December 31, 2012 and 2011 was $0.00 and $314,589 respectively.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2010	1,635	3,650.00
Granted	29,000	26.72
Exercised	-	-
Canceled or expired	(1,600)	(3,668.59)
Outstanding at December 31, 2011	29,035	$30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012	29,035	$30.07

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$2800.06	35	1.00
25.00	2,000	2.25
50.00	29,000	3.25
	29,035	2.32

7. RELATED PARTY TRANSACTIONS

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

On April 23, 2012, the Company issued an aggregate of 7,980,133 shares of common stock to certain shareholders of the Company, in accordance with anti-dilution rights held by such shareholders, including 5,383,594 shares to Lyle Hauser, 1,632,000 shares to Kevin Hauser, and 964,539 shares to purchasers under Securities Purchase Agreements entered into by the Company in July 2011. Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer.

8.  SUBSEQUENT EVENTS

On January 20, 2013, the Company entered into and closed a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 200,000 shares of common stock for an aggregate purchase price of $100,000.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive and financial officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that, as of December 31, 2012, our internal control over financial reporting is  effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (Principal Executive and Financial Officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

 PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth certain information with respect to our directors and officers. The following persons serve as our directors and executive officers:

Name	Age	Position
Kevin Hauser	40	President, Chief Executive Officer, Acting Chief Financial Officer, Director

Michael S. Delin	48	Director

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and/or any executive officer.

Background of Executive Officers and Directors

Kevin Hauser, President, Chief Executive Officer and Acting Chief Financial Officer. On August 15, 2010, Mr. Hauser was appointed MedeFile’s new Chief Executive Officer, the post formerly held by his father and Company founder, Milton Hauser, who stepped down due to a personal health crisis.  Prior to assuming the helm of the Company, Mr. Hauser was a key member of the executive management team, serving as MedeFile’s Vice President of Sales, Marketing and New Business Development since 2005.  In this capacity, he helped to design, develop and implement strategies and programs aimed at establishing the MedeFile brand on a global basis.  Among his many diverse responsibilities, he led a three-year series of consumer focus groups and conducted several in-depth industry market studies, helping to define “must-have” features and functionality of the MedeFile iPHR platform.  In addition, Mr. Hauser was charged with pursuing strategic business partnerships capable of enhancing the Company’s brand-building and marketing efforts, which has since resulted in several important teaming arrangements being secured by the Company.

Mr. Hauser was also instrumental in the conception and commencement of MedeFile’s Quality of Care program, a strategic physician-focused initiative designed to educate patients on the benefits of MedeFile’s iPHR solution, promote new annual subscribers and generate a profitable new revenue channel for care providers.  Since becoming CEO, Mr. Hauser has remained largely focused on executing a broad range of commercialization strategies to drive MedeFile subscription growth and build enduring long term value for the Company’s stockholders.

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

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended December 31, 2012 and 2011, of our Chief Executive Officer. There were no other executive officers whose total annual compensation exceeded $100,000 during the years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser (1)	2012	125,000							125,000
President, CEO, CFO and Director	2011	125,000							125,000

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kevin Hauser President, CEO, Acting CFO and Director	--	--	--	--	--	--	--	--	--

  Director Compensation for Year Ending December 31, 2012

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser	--	--	--	--	--	--	--

Michael Delin(1)	--	--	--	--	--	--	--

(1) Does not include $29,373 for accounting services performed for the fiscal year 2012 through a company solely owned by Michael Delin.

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

STOCK INCENTIVE PLANS

2006 Incentive Stock Plan

The 2006 Incentive Stock Plan has initially reserved 2,000 shares of common Stock for issuance. Under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

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

Terms of Options. The term of each option granted under the 2006 Incentive Stock Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2006 Incentive Stock Plan, including the following:

(a) Purchase Price. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2006 Incentive Stock Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less than 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each non-incentive stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted;

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

2008 Amended and Restated Incentive Stock Plan

The 2008 Plan, as amended, reserved 150,000 shares of common Stock for issuance. Under the 2008 Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

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

2010 Incentive Stock Plan

The 2010 Plan has initially reserved 66,000 shares of common Stock for issuance. Under the 2010 Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

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

Terms of Options. The term of each option granted under the 2010 Plan shall be contained in a stock option agreement between the optionee and the Company and such terms shall be determined by the Board of Directors consistent with the provisions of the 2008 Stock Plan, including the following:

(a) Purchase Price. The purchase price of the common stock subject to each incentive stock option shall not be less than the fair market value (as set forth in the 2010 Plan), or in the case of the grant of an incentive stock option to a principal stockholder, not less than 110% of fair market value of such common stock at the time such option is granted. The purchase price of the common stock subject to each non-incentive stock option shall be determined at the time such option is granted, but in no case less than 85% of the fair market value of such common stock at the time such option is granted;

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

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 31, 2013.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)(3)	Percentage of Common Stock (2)

Lyle Hauser(3)	6,041,522	50.3%
Kevin Hauser	1,632,265	13.6%
Michael S. Delin	-	0%
All officers and directors as a group (2 persons)	1,632,265	13.6%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o MedeFile International, Inc., 301 Yamato Rd, Ste 3155, Boca Raton, FL  33413.

(2) Applicable percentage ownership is based on 11,813,189 shares of common stock outstanding as of April 8, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of April 8, 2013 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 8, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Lyle Hauser owns 6,022,857 shares in his individual capacity and 18,665 shares through Vantage Holding Ltd. Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd. Lyle Hauser is the brother of Kevin Hauser.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On July 6, 2011, Kevin Hauser (the Company’s chief executive officer) (with respect to 60,000 shares of common stock) and Lyle Hauser (the Company’s largest shareholder) (with respect to 197,926 shares of common stock) entered into six month lock-up agreements with the Company. Under their respective lock-up agreements, Kevin Hauser was granted anti-dilution protection for a period of six months under the same terms as the investors under the securities purchase agreement entered into on July 6, 2011, and Lyle Hauser were granted anti-dilution protection for a period of four years under the same terms as the investors. In January 2012, Kevin Hauser’s lock-up agreement such that the lock-up period was extended to July 20, 2012, and anti-dilution protection was extended to July 20, 2014. In April 2012, Kevin Hauser’s lock-up agreement was further amended such that the anti-dilution protection will terminate following the Company’s next capital raise.

Director Independence

None of our directors is independent as term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by L.L. Bradford for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2012 and 2011 were as follows.

	2012	2011

Audit Fees	$39,000	$40,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$39,000	$40,500

TAX FEES

No tax fees were billed by L.L. Bradford for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2012 and 2011.

ALL OTHER FEES

No other fees were billed by L.L. Bradford for the fiscal year ended December 31, 2012 and 2011.

ITEM 15. EXHIBITS

2.1
Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to MedeFile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporation be referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to10-K/A filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to8-K filed October 9, 2012)

10.6	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.7	HSA Bank Marketing Agreement (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.8	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.9	Promissory Note dated April 11, 2007 (as incorporated by reference to the Company's Annual Report on Firm 10-KSB/A filed on April 17, 2007).

10.10	Demand Promissory Note dated July 31, 2008 - Cybervault (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.11	Demand Promissory Note dated July 31, 2008 – Roth (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.12	Demand Promissory Note dated March 31, 2009 – Digital Health (as incorporated by reference to the Company's Annual Report on Form 10-K/A filed on February 11, 2011).

10.13	Form of Subscription Agreement (as incorporated by reference to the Company's Current Report on Form 8-K filed on July 13, 2010).

10.14	Executive Employment Agreement, dated December 10, 2008, between the Company and Milton Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.15	Executive Employment Agreement, dated December 10, 2008, between the Company and Kevin Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.16	Executive Employment Agreement, dated December 10, 2008, between the Company and Rachel Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.17	Amendment to Employment Agreement, dated effective March 26, 2011, between the Company and Kevin Hauser (incorporated by reference to the Company's 8-K filed on May 16, 2011).

10.18	Letter Agreement, dated January 15, 2010, between the Company and Rachel Hauser (incorporated by reference to10-K/A filed July 15, 2011)

10.19	Promissory Note amendment, dated June 30, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.20	Promissory Note amendment, dated September 30, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.21	Promissory Note amendment, dated December 31, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.22	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed July 20, 2011)

10.23	Form of Warrant (incorporated by reference to 8-K filed July 20, 2011)

10.24	Lock-Up Agreement between the Company Kevin Hauser (incorporated by reference to 8-K filed July 20, 2011)

10.25	Lock-Up Agreement between the Company and Lyle Hauser (incorporated by reference to 8-K filed July 20, 2011)

10.26	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed April 16, 2012)

10.27	Form of Stock Purchase Warrant (incorporated by reference to 8-K filed April 16, 2012)

10.28	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed April 27, 2012)

10.29	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed August 24, 2012)

10.29	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 6, 2013)

16.1	Letter from Former Accountant (as incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 7, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 15, 2013	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin Hauser	President, Chief Executive Officer and Chairman of	April 15, 2013
Kevin Hauser	the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	April 15, 2013
Michael S. Delin