Form 10-Q
period 2013-03-31
Medefile International, Inc.
filed 2013-05-15
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Yes ☐  No  ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) 25,685,470 as of May 15, 2013.

Item 1. Financial Statements.

Medefile International, Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31,
	2013	2012
Assets	(unaudited)
Current assets
Cash	$148,815	$234,356
Accounts receivable, net	197	391
Inventory	55,171	55,458
Merchant services reserve	64,319	64,319
Prepaid insurance	-	998
Total current assets	268,502	355,522
Website development, net of accumulated amortization	200,000	167,245
Furniture and equipment, net of accumulated depreciation	901	1,529
Intangibles	1,339	1,339
Total assets	$470,742	$525,635

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$131,247	$138,211
Deferred revenues	2,773	4,313
Derivative liability	1,608,861	5,618,819
Total Current Liabilities	1,742,881	5,761,343

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 100,000,000 authorized;
11,813,189 and 11,413,189 shares issued and outstanding on
March 31, 2013 and December 31, 2012, respectively	1,181	1,141
Additional paid in capital	26,276,919	23,886,499
Accumulated deficit	(27,550,239)	(29,123,348)
Total stockholders' (deficit)	(1,272,139)	(5,235,708)
Total liability and stockholders'(deficit)	$470,742	$525,635

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	The Three Months Ended
	March 31,
	2013	2012
Revenue	$7,653	$13,714
Cost of goods sold	286	66

Gross profit	7,367	13,648

Operating expenses
Selling, general and administrative expenses	247,885	239,774
Depreciation and amortization expenses	5,873	7,597
Total operating expenses	253,758	247,371

Loss from operations	(246,391)	(233,723)

Other income (expenses)
Gain (loss) on changes in fair value
of derivative liabilities	1,819,500	-
Total other income (expense)	1,819,500	-

Loss before income tax	1,573,109	(233,723)
Provision for income tax	-	-
Net loss	$1,573,109	$(233,723)

Net loss per share: basic and diluted	$0.13	$(0.29)

Weighted average share outstanding basic and diluted	11,754,762	795,507

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	The Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net loss	$1,573,109	$(233,723)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	5,873	7,597
Stock based services	-	42,859
(Gain)loss in fair value of derivitave liabilities	(1,819,500)	-
Changes in operating assets and liabilities
Accounts receivable	194	(1,276)
Inventory	289	66
Prepaid insurance	998	1,055
Accounts payable and accrued liabilities	(6,964)	20,344
Merchant services reserve	-	(1,790)
Deferred revenue	(1,540)	(2,961)
Net Cash used in operating activities	(247,541)	(167,829)

Cash flows from investing activities
Website development	(38,000)	-
Net cash used in investing activities	(38,000)	-

Cash flow from financing activities
Proceeds from common stock sale	200,000	-
Net cash provided by financing activities	200,000	-

Net increase (decrease) in cash and cash equivalents	(85,541)	(167,829)
Cash and cash equivalents at beginning of period	234,356	198,173
Cash and cash equivalents at end of period	$148,815	$30,344

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

•
MedeFile provides a complete medical record. Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), which are by no means complete or necessarily accurate records.

•
MedeFile provides a coherent mix of services and products that are intended to affect the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net income of $1,573,109 for the three months ended March 31, 2013 and a net loss of $233,723 for the three months ended March 31, 2012 and had an accumulated deficit of $27,550,239 as of March 31, 2013.  The Company has negative working capital of $1,474,379 as of March 31, 2013.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended March 31, 2013 and 2012 of approximately $0 and $0 respectively.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.  At March 31, 2013 and December 31, 2012, deferred revenue totaled $2,773 and$4,313, respectively.

Reclassifications

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Merchant Service Reserves	$64,319	$-	$-	$64,319
Total	$64,319	$-	$-	$64,319
Liabilities
Deferred Revenues	$2,773	$-	$-	$2,773
Derivative Liability	-	-	1,608,861	1,608,861
Total	$2,773	$-	$1,608,861	$1,611,634

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.  For the three months ended March 31, 2013 and 2012, the Company did not have any inventory write downs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,546 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ending March 31, 2013.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	March 31, 2013	December 31, 2012
Website development	$224,946	$62,946
Additional development	38,000	162,000
Accumulated amortization	(62,946)	(57,701)
Net website development	$200,000	$167,245

During May 2012 the Company began redesigning its website.  The redesign is anticipated to be completed in May 2013.

Amortization is calculated over a three-year period beginning in the second quarter of 2010.  Amortization expense for the three months ending March 31, 2013 and 2012 is $5,245 and $5,245, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2013	December 31, 2011
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,003)	(206,375)
Net furniture and equipment	$901	$1,529

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $628 and $2,352 for the three months ended March 31, 2013 and 2012, respectively.

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

As of March 31, 2013, these warrants include the following:

Warrants granted during July 2011 in connection with the sale of 35,461 shares of common stock with the right to originally purchase up to 35,461 shares of the Company’s common stock with an original exercise price of $2.50. Due to the issuance of the Company’s common stock in April 2012, the exercise price was adjusted to $0.50 and the number of shares to 1,808,511. Fair value was determined using the following variables:

	Grant Date	March 31, 2013	December 31, 2012
Risk-free interest rate at grant date	1.21%	0.57%	0.54%
Expected stock price volatility	194.9%	148.4%	187.0%
Expected dividend payout	-	-	-
Expected option in life-years	4	2.27	2.5	1

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	March 31, 2013
Risk-free interest rate at grant date	0.47%	0.57%
Expected stock price volatility	137.8%	148.4%
Expected dividend payout	-	-
Expected option in life-years	3.75	3.0

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	March 31, 2013
Risk-free interest rate at grant date	0.47%	0.57%
Expected stock price volatility	137.8%	148.4%
Expected dividend payout	-	-
Expected option in life-years	3.75	3.0

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2011	1,200,000	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger	1,808,511	0.50
Outstanding at December 31, 2012	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at March 31, 2013	3,008,511	$0.50

As of March 31, 2013 and December 31, 2012, the warrant liability consisted of the following:

	March 31, 2013	December 31, 2012
Warrant liability (beginning balance)	$5,618,819	$111,636
Additional liability due to new grants		5,078,052
Loss(gain) on changes in fair market value of warrant liability	(3,707,898)	429,131
Net warrant liability	$1,608,861	$5,618,819

Change in fair market value of warrant liability resulted in a gain totaling $1,819,500 and $0 for the three months ended March 31, 2013 and 2012, respectively.

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

2012

On March 1, 2012, the Company issued 10,714 shares of common stock to a consultant. The market value of the shares was $42,859,

On April 18, 2012, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, on April 18, 2012, the Company sold 1,000,000 shares of common stock for an aggregate purchase price of $500,000, and the Company issued four-year warrants to purchase 1,000,000 shares of common stock to the investors with an exercise price of $0.50. The Investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.

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

On May 15, 2012, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, on May 15, 2012, the Company sold 600,000 shares of common stock for an aggregate purchase price of $300,000, and the Company issued four-year warrants to purchase 600,000 shares of common stock to the Investors with an exercise price of $0.50. The investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.

On June 26, 2012, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, on June 26, 2012, the Company sold 200,000 shares of common stock for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 200,000 shares of common stock to the investors with an exercise price of $0.50. The investors were purchasers under the Company’s Securities Purchase Agreements entered into in July 2011.  The Company issued 100,000 shares on July 18, 2012 and the remaining 100,000 shares on November 14, 2012.

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

2013

On January 17, 2013 the Company entered into a Securities Purchase Agreement pursuant to which, the Company sold 400,000 shares of common stock for an aggregate purchase price of $200,000

Preferred Stock

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

●
Will automatically convert into common stock at a ratio of 2 shares of common stock for each share of Series B Preferred Stock, effective upon the Company’s filing of a certificate of amendment to its articles of incorporation.

On April 12, 2012, the Company entered into a securities purchase agreement with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s chief executive officer. Pursuant to the purchase agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 200,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.50. On April 23, 2012, 100,000 Series B Preferred shares were converted to 200,000 shares of common stock

Stock Options

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employment agreements. All previously granted options have expired unexercised.

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

Other Warrants

During the first quarter of 2008 the Company awarded 35 Common Stock warrants, at an exercise price of $2800 per share, to former Board members at the quoted stock price on the effective date of the awards. The warrants have an expiration date of five years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

Risk-free interest rate at grant date	4.75%
Expected stock price volatility	155%
Expected dividend payout	--
Expected option in life-years	5

On June 22, 2011, the Company awarded 2,000 Common Stock warrants, at an exercise price of $50 per share, to consultants for services at the quoted stock price on the effective date of the awards. The warrants have an expiration date of four years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions listed below:

On July 28, 2011, the Company awarded 27,000 Common Stock Warrants, at an exercise price of $25 per share to consultants for services at the quoted stock price on the effective date of the awards.  The warrants have an expiration date of three years from the issue date and contain provisions for a cash exercise.  The estimated value of the compensatory warrants granted to non-employees in exchange for services was determined using the Black-Scholes pricing model and the assumptions listed below.

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2011	29,035	30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012	29,035	$30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2013	29,035	$30.07

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$2,800	35.75
25	2,000	2.00
50	27,000	3.00
	29,035	2.92

7. RELATED PARTY TRANSACTIONS

None.

8.  SUBSEQUENT EVENTS

On April 15, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 2,000,000 shares of common stock for an aggregate purchase price of $400,000.

On May 1, 2013 the Company issued an aggregate of 11,872,281shares of common stock to purchasers under the securities purchase agreements entered into by the Company in July 2011 and April 2012 pursuant to anti-dilution rights held by such purchasers..

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

•
We provide a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), which are by no means complete or necessarily accurate records

•
We provide a coherent mix of services and products that are intended to affect the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenues

Revenues for the three months ended March 31, 2013 totaled $7,653 compared to revenues of $13,714 for the three months ended March 31, 2012.   The decrease in membership revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  The Company has decreased its marketing and advertising efforts through a previously used telemarketing campaign.  As a result, there has been a substantial decrease in memberships over the previous period.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2013 totaled $247,885, an increase of $8,109 or approximately 3% compared to selling, general and administrative expenses of $239,774 for the three months ended March 31, 2012. Overall there was an increase in the total selling, general and administrative which is primarily due to increased costs associated with marketing campaign and business development expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense totaled $5,873 for the three months ended March 31, 2013, compared to $7,597 for the three months ended March 31, 2012. The decrease is as expected due to some assets being fully depreciated. Amortization began in the second quarter of 2010 and is expensed at $5,245 per quarter over a three-year period.

Net Income (Loss)

Our net income for three months ended March 31, 2013 was $1,573,109, or $0.13 per share, an increase of $1,806,832, compared to a net loss of $233,723, or $0.29 per share, during the three months ended March 31, 2012. The significant change is directly related to adjustments in the fair value of our derivative liability at March 31, 2013. Our operating loss for the three months ended March 31, 2013 was $246,391 compared to an operating loss of $233,723 in the previous year’s comparable period. The slight increase in operating loss of $12,668 is primarily the result of an increase in our general and administrative expenses as detailed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $148,815, inventory of $55,171, merchant services reserve of $64,319, and accounts receivable of $197.  Net cash used in operating activities for the three months ended March 31, 2013 was approximately $247,541. Current liabilities of $1,742,881 consisted of $131,246 for accounts payable and accrued liabilities, deferred revenues of $2,773 and warrant liabilities of $1,608,861. We have a net negative working capital of $1,474,379.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net income of $1,573,109 for the three months ended March 31, 2013 and had an accumulated deficit of $27,550,239 as of March 31, 2013.  The Company has a net negative working capital of $5,405,821 as of December 31, 2012.

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

We do not have any off balance sheet arrangements as of March 31, 2013 or as of the date of this report.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

May 15, 2013	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)