Form 10-Q
period 2013-06-30
Medefile International, Inc.
filed 2013-07-25
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Yes  ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) 25,685,470 as of July 25, 2013.

Item 1.Financial Statements.
Medefile International, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
Assets	(unaudited)
Current assets
Cash	$213,510	$234,356
Accounts receivable, net	1,891	391
Inventory	54,862	55,458
Merchant services reserve	64,319	64,319
Prepaid insurance	3,171	998
Total current assets	337,753	355,522
Website development, net of accumulated amortization	252,340	167,245
Furniture and equipment, net of accumulated depreciation	623	1,529
Intangibles	1,339	1,339
Total assets	$592,055	$525,635

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$98,845	$138,211
Deferred revenues	3,637	4,313
Derivative liability	616,365	5,618,819
Total Current Liabilities	718,847	5,761,343

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 100,000,000 authorized;
25,685,470 and 11,413,189 shares issued and outstanding on
June 30, 2013 and December 31, 2012, respectively	2,568	1,141
Additional paid in capital	26,675,532	23,886,499
Accumulated deficit	(26,804,892)	(29,123,348)
Total stockholders' (deficit)	(126,792)	(5,235,708)
Total liability and stockholders'(deficit)	$592,055	$525,635

	-

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months ended	Months ended	Months ended	Months ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012
Revenue	$9,074	$7,160	16,727	20,874
Cost of goods sold	309	-	595	66

Gross profit	8,765	7,160	16,132	20,808

Operating expenses
Selling, general and administrative expenses	255,635	10,123,993	503,518	10,363,808
Depreciation and amortization expenses	279	7,597	6,152	15,194
Total operating expenses	255,914	10,131,590	509,670	10,379,002

Loss from operations	(247,149)	(10,124,430)	(493,538)	(10,358,194)

Other income (expenses)
Gain (loss) on changes in fair value
of derivative liabilities	992,493	(374,664)	2,811,994	(417,015)
Total other income (expense)	992,493	(374,664)	2,811,994	(417,015)

Gain (loss) before income tax	745,344	(10,499,094)	2,318,456	(10,775,209)
Provision for income tax	-	-
Net income (loss)	$745,344	$(10,499,094)	$2,318,456	$(10,775,209)

Net loss per share: basic and diluted	$0.03	$(1.31)	$0.14	$(2.43)

Weighted average share outstanding	21,416,932	8,022,087	16,386,172	4,428,760

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Months ended
	June 30
	2013	2012
Cash flows from operating activities
Net loss	$2,318,456	$(10,775,209)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	907	4,703
Amortization	5,245	10,491
Stock based services	-	42,859
Compensation related to anti-dilution stock issuance		9,792,000
(Gain)loss in fair value of derivitave liabilities	(2,811,994)	417,015
Changes in operating assets and liabilities
Accounts receivable	(1,500)	346
Inventory	598	66
Prepaid insurance	(2,173)	(12,752)
Accounts payable and accrued liabilities	(39,369)	(1,938)
Merchant services reserve	-	(1,790)
Deferred revenue	(676)	(3,417)
Net Cash used in operating activities	(530,506)	(527,626)

Cash flows from investing activities
Website development	(90,340)	(48,000)
Net cash used in investing activities	(90,340)	(48,000)

Cash flow from financing activities
Proceeds from preferred stock sale		100,000
Proceeds from common stock sale	600,000	900,000
Net cash provided by financing activities	600,000	1,000,000

Net increase (decrease) in cash and cash equivalents	(20,846)	424,374
Cash and cash equivalents at beginning of period	234,356	198,173
Cash and cash equivalents at end of period	$213,510	$622,547

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of operations and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Interoperable with most electronic medical record systems utilized by physician practices, clinics, hospitals and other care providers, the highly secure, feature-rich MedeFileiPHR solution has been designed to gather all of its members’ actual medical records on behalf of each member, and create a single, comprehensive Electronic Health Record (EHR). The member can access his/her records 24-hours a day, seven days a week – or authorize a third party user – on any web-enabled device (PC, cell phone, PDA, e-reader, et al), as well as the portable MedeFile flash drive/keychain or branded UBS-bracelet.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net income of $2,318,456 for the six months ended June 30, 2013 as a direct result of the change in valuation of the Company’s warrant derivative.  During the comparable six month period of 2011, the Company had a net loss of $10,775,209. The Company had an accumulated deficit of $26,804,892 as of June 30, 2013.  The Company has negative working capital of $126,792as of June 30, 2013.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended June 30, 2013 and 2012 of approximately $0 and $0 respectively.  The Company incurred advertising costs for the six months ended June 30, 2013 and 2012 of approximately $0 and $0 respectively

Income Taxes

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.AtJune 30, 2013and December 31, 2012, deferred revenue totaled $3,637and$4,313, respectively.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Assets
Merchant Service Reserves	$64,319	$-	$-	$64,319
Total	$64,319	$-	$-	$64,319
Liabilities
Deferred Revenues	$3,637	$-	$-	$3.637
Derivative Liability	-	-	616,365	616.365
Total	$3,637	$-	$616,365	$620,002

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.  For the three and six months ended June 30, 2013 and 2012, the Company did not have any inventory write downs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,546 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and six months ending June 30, 2013.

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

2.  ACCOUNTS RECEIVABLE

Due to the collection history of the Company, the Company does not maintain an allowance for doubtful accounts.  Recognition of a specific uncollectible account is written directly against the invoice in accounts receivable and expensed in the current period.

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	June30, 2013	December 31, 2012
Website development	$224,946	$62,946
Additional development	90,340	162,000
Accumulated amortization	(62,946)	(57,701)
Net website development	$252,340	$167,245

During May 2012 the Company began redesigning its website.  The Company anticipates that the redesign will be completed in December 2013.

Amortization is calculated over a three-year period. Amortization expense for the three months ending June 30, 2013 and 2012 is $0 and $5,245, respectively.  Amortization expense for the six months ending June 30, 2013 and 2012 is $5,245 and $10,491, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2013	December 31, 2012
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,281)	(206,375)
Net furniture and equipment	$623	$1,529

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $278 and $2,352 for the three months ended June 30, 2013 and 2012, respectively.  Depreciation expense totaled $907 and $4,703 for the six months ended June 30, 2013 and 2012, respectively.

5. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter 2011 and the second quarter 2012 (see Note 6), the Company granted warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of grant. During the first two years of grant, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants is also subject to adjustment.

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

As of June 30, 2013, these warrants include the following:

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

	Grant Date	June 30, 2013	December 31, 2012
Risk-free interest rate at grant date	1.21%	1.04%	0.54%
Expected stock price volatility	194.9%	99%	187.0%
Expected dividend payout	-	-	-
Expected option in life-years	4	2.27	2.5	1

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	June 30, 2013
Risk-free interest rate at grant date	0.47%	1.04%
Expected stock price volatility	137.8%	99%
Expected dividend payout	-	-
Expected option in life-years	3.75	3.0

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	June 30, 2013
Risk-free interest rate at grant date	0.47%	1.04%
Expected stock price volatility	137.8%	99%
Expected dividend payout	-	-
Expected option in life-years	3.75	3.0

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted- Average Price Per Share
Outstanding at December 31, 2011	1,200,000	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger	1,808,511	0.50
Outstanding at December 31, 2012	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at June 30, 2013	3,008,511	$0.50

As of June 30, 2013 and December 31, 2012, the warrant liability consisted of the following:

	June 30, 2013	December 31, 2012
Warrant liability (beginning balance)	$5,618,819	$111,636
Additional liability due to new grants		5,078,052
Loss(gain) on changes in fair market value of warrant liability	(5,002,454)	429,131
Net warrant liability	$616,365	$5,618,819

Change in fair market value of warrant liability resulted in a gain totaling $992,493 and a loss of $374,664 for the three months endedJune 30, 2013 and 2012, respectively.Change in fair market value of warrant liability resulted in a gain totaling $2,811,994 and a loss of $417,015 for the six months endedJune 30, 2013 and 2012, respectively.

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

On May 1, 2013 the Company issued an aggregate of 11,872,281shares of common stock to purchasers under the securities purchase agreements entered into by the Company in July 2011 and April 2012 pursuant to anti-dilution rights held by such purchasers.

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

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, pursuant to which they have initially reserved 10,000,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 5,640,000 options to employees pursuant to certain employmentagreements. All previously granted options have expired unexercised.

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

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2011	29,035	30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012	29,035	$30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2013	29,035	$30.07

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$2,800	35	.50
25	2,000	1.75
50	27,000	2.75
	29,035	1.82

7. RELATED PARTY TRANSACTIONS

None.

8.  SUBSEQUENT EVENTS

None.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview of Business

MedeFile International, Inc., through its MedeFile, Inc. subsidiary, has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Our goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. We intend to accomplish our objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Our products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

Interoperable with most electronic medical record systems utilized by physician practices, clinics, hospitals and other care providers, the highly secure, feature-rich MedeFileiPHR solution has been designed to gather all of its members’ actual medical records on behalf of each member, and create a single, comprehensive Electronic Health Record (EHR).  The member can access his/her records 24-hours a day, seven days a week – or authorize a third party user – on any web-enabled device (PC, cell phone, PDA, e-reader, et al), as well as the portable MedeFile flash drive/keychain or branded UBS-bracelet.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDEDJUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Revenues

Revenues for the three months ended June 30, 2013 totaled $9,074 compared to revenues of $7,160for the three months ended June 30, 2012.   The increase in membership revenue is primarily related to anincrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2013 totaled $255,635, adecrease of $9,868,358 or approximately 97% compared to selling, general and administrative expenses of $10,123,993 for the three months ended June 30, 2012. Overall the decrease in the total selling, general and administrative is primarily due to decrease in compensation expense related to an issuance of shares to the CEO in relation to an anti-dilution agreement.   The shares issued to the CEO are treated as compensation under GAAP accounting.

Depreciation and Amortization Expense

Depreciationexpense totaled $278for the three months ended June 30, 2013, compared to $2,352for the three months ended June 30, 2012. The decrease is as expected due tosome assets being fully depreciated. Amortization for the three months ended June 30, 2013 is $0, compared to $5,245 for the three months ended June 30, 2012.

Net Income (Loss)

Our net income for three months ended June 30, 2013 was $745,344, or $0.03per share, anincrease of $11,244,438, compared to a net loss of $10,499,094, or $1.31 per share, during the three months ended June 30, 2012. The significant change is directly related to adjustments in the fair value of our derivative liability at June 30, 2013. Our operating loss for the three months ended June 30, 2013 was $247,149 compared to an operating loss of $10,124,430 in the previous year’s comparable period. The decrease in operating loss of $9,877,281 is primarily the result of adecrease in our general and administrative expenses as detailed above.

FOR THE SIX MONTHS ENDEDJUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Revenues

Revenues for the six months ended June 30, 2013 totaled $16,727 compared to revenues of $20,874for the six months ended June 30, 2012.   The decrease in membership revenue is primarily related to a decrease in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2013 totaled $503,518, adecrease of $9,860,290 or approximately 95% compared to selling, general and administrative expenses of $10,363,808 for the six months ended June 30, 2012. Overall the decrease in the total selling, general and administrative is primarily due to decrease in compensation expense related to an issuance of shares to the CEO in relation to an anti-dilution agreement.   The shares issued to the CEO are treated as compensation under GAAP accounting.

Depreciation and Amortization Expense

Depreciationexpense totaled $907 for the six months ended June 30, 2013, compared to $4,703for the six months ended June 30, 2012. The decrease is as expected due tosome assets being fully depreciated. Amortization for the six months ended June 30, 2013 is $5,245, compared to $10,491for the six months ended June 30, 2012.

Net Income (Loss)

Our net income for six months ended June 30, 2013 was $2,318,456, or $0.14 per share, anincrease of $13,093,665, compared to a net loss of $10,775,209, or $2.43 per share, during the six months ended June 30, 2012.The significant change is directly related to adjustments in the fair value of our derivative liability at June 30, 2013. Our operating loss for the six months ended June 30, 2013 was $493,538 compared to an operating loss of $10,358,194 for the six months ended June 30, 2012.The decrease in operating loss of $9,864,656 is primarily the result of adecrease in our general and administrative expenses as detailed above

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $213,510, inventory of $54,862, merchant services reserve of $64,319, and accounts receivable of $1,891.  Net cash used in operating activities for the six months ended June 30, 2013 was approximately $530,506. Current liabilities of $718,847consisted of $98,845 for accounts payable and accrued liabilities, deferred revenues of $3,637 and derivative liabilities of $616,365. We have a net negative working capital of $381,094.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net income of $2,318,456 for the six months ended June 30, 2013 and had an accumulated deficit of $26,804,892 as of June 30, 2013.  The Company has a net negative working capital of $381,094 as of June 30, 2013.

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

We do not have any off balance sheet arrangements as of June 30, 2013 or as of the date of this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

July 25, 2013	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)