Form 10-Q
period 2013-09-30
Medefile International, Inc.
filed 2013-11-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Yes  ☐ No ☒

Number of shares outstanding of registrant’s class of common stock, par value $0.0001 (the “Common Stock”) 25,706,899 as of November 12, 2013.

Table of Content

Table of Content

Item 1.Financial Statements.
Medefile International, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30 ,	December 31,
	2013	2012
Assets
Current assets
Cash	$68,661	$234,356
Accounts receivable	1,775	391
Inventory	54,853	55,458
Merchant services reserve	14,818	64,319
Prepaid insurance	2,114	998
Total current assets	142,221	355,522
Website development, net of accumulated amortization	261,340	167,245
Furniture and equipment, net of accumulated depreciation	518	1,529
Intangibles	1,339	1,339
Total assets	$405,418	$525,635

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$101,549	$138,211
Deferred revenues	2,791	4,313
Derivative liability	1,535,431	5,618,819
Total Current Liabilities	1,639,771	5,761,343

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 100,000,000 authorized;
25,706,899 and 11,413,189 shares issued and outstanding on
September 30, 2013 and December 31, 2012, respectively	2,570	1,141
Additional paid in capital	26,690,530	23,886,499
Common stock to be issued	29,920	-
Accumulated deficit	(27,957,373)	(29,123,348)
Total stockholders' (deficit)	(1,234,353)	(5,235,708)
Total liability and stockholders'(deficit)	$405,418	$525,635

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$15,869	$11,127	32,596	32,001
Cost of goods sold	390	3,635	984	3,701

Gross profit	15,479	7,492	31,612	28,300

Operating expenses
Selling, general and administrative expenses	244,010	337,489	752,308	10,701,297
Depreciation and amortization expenses	105	7,495	6,257	22,689
Total operating expenses	244,115	344,984	758,565	10,723,986

Loss from operations	(228,636)	(337,492)	(726,953)	(10,695,686)

Other income (expenses)
Gain (loss) on changes in fair value
of derivative liabilities	(919,066)	271,684	1,892,928	(145,331)
Total other income (expense)	(919,066)	271,684	1,892,928	(145,331)

Gain (loss) before income tax	(1,147,702)	(65,808)	1,165,975	(10,841,017)
Provision for income tax	-	-
Net income (loss)	$(1,147,702)	$(65,808)	$1,165,975	$(10,841,017)

Net loss per share: basic and diluted	$(0.04)	$(0.01)	$0.06	$(1.64)

Weighted average share outstanding	25,687,118	10,855,787	19,664,427	6,593,651
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$1,165,975	$(10,841,017)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,012	6,953
Amortization	5,245	15,736
Stock based services	-	102,859
Compensation related to anti-dilution stock issuance		9,792,000
(Gain)loss in fair value of derivitave liabilities	(1,892,928)	145,331
Changes in operating assets and liabilities
Accounts receivable	(1,384)	467
Inventory	607	(1,930)
Prepaid insurance	(1,116)	(941)
Accounts payable and accrued liabilities	(36,665)	(65,077)
Merchant services reserve	49,501	(1,789)
Deferred revenue	(1,522)	(4,883)
Net Cash used in operating activities	(711,275)	(852,291)

Cash flows from investing activities
Website development	(99,340)	(86,000)
Net cash used in investing activities	(99,340)	(86,000)

Cash flow from financing activities
Proceeds from common stock subscription	29,920	-
Proceeds from common stock sale	615,000	1,300,000
Net cash provided by financing activities	644,920	1,300,000

Net increase (decrease) in cash and cash equivalents	(165,695)	361,709
Cash and cash equivalents at beginning of period	234,356	198,173
Cash and cash equivalents at end of period	$68,661	$559,882

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of operations and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net income of $1,166,975 for the nine months ended September 30, 2013 as a direct result of the change in valuation of the Company’s warrant derivative.  During the comparable nine month period of 2012, the Company had a net loss of $10,841,017. The Company had an accumulated deficit of $27,957,373 as of September 30, 2013.  The Company has negative working capital of $1,497,550 as of September 30, 2013.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control.

Table of Content

We will need additional investments in order to continue operations until we are cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the three months ended September 30, 2013 and 2012 of approximately $0 and $0 respectively.  The Company incurred advertising costs for the nine months ended September 30, 2013 and 2012 of approximately $0 and $0 respectively

Income Taxes

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

Table of Content

Website Development

The Company's policy is to capitalize website development costs at original cost and amortize the balance over the life of the product.  The life of the website is determined at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable. At September 30, 2013 and December 31, 2012, deferred revenue totaled $2,791 and $4,313, respectively.

Reclassifications

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Fair Value of Financial Instruments

Cash and Equivalents,  Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

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

Table of Content

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$-	$-	$261,340	$261,340
Intangible assets	-	-	1,339	1,339
Total	$-	$-	$262,679	$262,679
Liabilities
Deferred Revenues	$2,791	$-	$-	$2,791
Derivative Liability	-	-	1,535,431	1,535.431
Total	$2,791	$-	$1,535,431	$1,538,222

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.  For the three and nine months ended September 30, 2013 and 2012, the Company did not have any inventory write downs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,546 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and nine months ending September 30, 2013.

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

Table of Content

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	September 30, 2013	December 31, 2012
Website development	$224,946	$62,946
Additional development	99,340	162,00
Accumulated amortization	(62,946)	(57,701)
Net website development	$261,340	$167,245

During May 2012 the Company began redesigning its website.  The Company anticipates that the redesign will be completed by December 2013.

Amortization is calculated over a three-year period. Amortization expense for the three months ending September 30, 2013 and 2012 is $0 and $0, respectively.  Amortization expense for the nine months ending September 30, 2013 and 2012 is $5,245 and $10,491, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30, 2013	December 31, 2012
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,386)	(206,375)
Net furniture and equipment	$518	$1,529

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $104 and $2,250 for the three months ended September 30, 2013 and 2012, respectively.  Depreciation expense totaled $1,012 and $8,749 for the nine months ended September 30, 2013 and 2012, respectively.

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

Upon grant, the Company assesses the fair value of the warrants using the Black Scholes pricing model and records a warrant liability for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the warrant liability to the new value, and records a corresponding gain or loss (see Note 6 for variables used in assessing the fair value). The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

Table of Content

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

As of September 30, 2013, these warrants include the following:

Warrants granted during July 2011 in connection with the sale of 35,461 shares of common stock with the right to originally purchase up to 35,461 shares of the Company’s common stock with an original exercise price of $2.50. Due to the issuance of the Company’s common stock in April 2012, the exercise price was adjusted to $0.50 and the number of shares increased to 1,808,511. Fair value was determined using the following variables:

	Grant Date	September 30, 2013	December 31, 2012
Risk-free interest rate at grant date	1.21%	1.01%	0.54%
Expected stock price volatility	194.9%	137.2%	187.0%
Expected dividend payout	-	-	-
Expected option in life-years	4	1.75	2.5	1

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	September 30, 2013
Risk-free interest rate at grant date	0.47%	1.01%
Expected stock price volatility	137.8%	137.2%
Expected dividend payout	-	-
Expected option in life-years	3.75	2.53

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	September 30, 2013
Risk-free interest rate at grant date	0.47%	1.01%
Expected stock price volatility	137.8%	137.2%
Expected dividend payout	-	-
Expected option in life-years	3.75	2.55

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2011	1,200,000	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger	1,808,511	0.50
Outstanding at December 31, 2012	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at September 30, 2013	3,008,511	$0.50

Table of Content

As of September 30, 2013 and December 31, 2012, the warrant liability consisted of the following:

	September 30, 2013	December 31, 2012
Warrant liability (beginning balance)	$5,618,819	$111,636
Additional liability due to new grants		5,078,052
Loss(gain) on changes in fair market value of warrant liability	(4,083,388)	429,131
Net warrant liability	$1,535,431	$5,618,819

Change in fair market value of warrant liability resulted in a loss totaling $919,066 and a gain of $271,684 for the three months ended September 30, 2013 and 2012, respectively. Change in fair market value of warrant liability resulted in a gain totaling $1,892,928 and a loss of $145,331 for the nine months ended September 30, 2013 and 2012, respectively.

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

Table of Content

On August 27, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 42,743 shares of common stock for an aggregate purchase price of $29,920. As of September 30, 2013, the shares have not been issued.

On September 23, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 21,429 shares of common stock for an aggregate purchase price of $15,000.

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

Table of Content

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

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2011	29,035	30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012	29,035	$30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September30, 2013	29,035	$30.07

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$2,800	35.25
25	2,000	1.5
50	27,000	2.5
	29,035	2.42

7. RELATED PARTY TRANSACTIONS

None.

8.  SUBSEQUENT EVENTS

On November 4, 2013 the Company received $50,000 in gross proceeds from the sale of a 10% secured convertible promissory note, maturing on November 11, 2014.

Table of Content

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

Table of Content

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

Revenues for the three months ended September 30, 2013 totaled $15,869 compared to revenues of $11,127 for the three months ended September 30, 2012.   The increase in membership revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2013 totaled $244,010, a decrease of $93,479 or approximately 27.7% compared to selling, general and administrative expenses of $337,489 for the three months ended September 30, 2012. Overall the decrease in the total selling, general and administrative is primarily due to a decrease in consulting expenses.

Depreciation and Amortization Expense

Depreciation expense totaled $104 for the three months ended September 30, 2013, compared to $2,250 for the three months ended September 30, 2012. The increase is due to assets being fully depreciated. Amortization for the three months ended September 30, 2013 is $0, compared to $0 for the three months ended September 30, 2012.

Net Income (Loss)

Our net loss for three months ended September 30, 2013 was $1,147,702, or $0.04 per share, an increase of $1,081,894, compared to a net loss of 65,808, or $0.01 per share, during the three months ended September 30, 2012. The significant change is directly related to adjustments in the fair value of our derivative liability at September 30, 2013. Our operating loss for the three months ended September 30, 2013 was $228,636 compared to an operating loss of $337,492 in the previous year’s comparable period. The decrease in operating loss of $108,856 is primarily the result of a decrease in our general and administrative expenses as detailed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues

Revenues for the nine months ended September 30, 2013 totaled $32,596 compared to revenues of $32,001for the nine months ended September 30, 2012.   The increase in membership revenue is primarily related to an increase in the amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense.  Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2013 totaled $752,308, a decrease of $9,948,989 or approximately 93% compared to selling, general and administrative expenses of $10,701,297 for the nine months ended September 30, 2012. Overall the decrease in the total selling, general and administrative is primarily due to decrease in compensation expense related to an issuance of shares to the CEO in relation to an anti-dilution agreement.   The shares issued to the CEO are treated as compensation under GAAP accounting.

Depreciation and Amortization Expense

Depreciation expense totaled $1,012 for the nine months ended September 30, 2013, compared to $8,749 for the nine months ended September 30, 2012. The decrease is as expected due to some assets being fully depreciated. Amortization for the nine months ended September 30, 2013 is $5,245, compared to $10,491 for the nine months ended September 30, 2012.

Net Income (Loss)

Our net income for nine months ended September 30, 2013 was $1,165,975, or $0.06 per share, an increase of $12,006,992, compared to a net loss of $10,841,017, or $1.64 per share, during the nine months ended September 30, 2012.The significant change is directly related to adjustments in the fair value of our derivative liability at September 30, 2013.  Our operating loss for the nine months ended September 30, 2013 was $726,953 compared to an operating loss of $10,695,686 for the nine months ended September 30, 2012.The decrease in operating loss of $9,968,733 is primarily the result of a decrease in our general and administrative expenses as detailed above.

Table of Content

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $68,661, inventory of $54,853, merchant services reserve of $14,818, and accounts receivable of $1,775.  Net cash used in operating activities for the nine months ended September 30, 2013 was approximately $711,275. Current liabilities of $1,639,771consisted of: $101,549 for accounts payable and accrued liabilities, deferred revenues of $2,791 and derivative liabilities of $1,535,431. We have a net negative working capital of $1,497,550.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net income of $1,165,975 for the nine months ended September 30, 2013 and had an accumulated deficit of $27,957,373 as of September 30, 2013.  The Company has a net negative working capital of $1,497,550 as of September 30, 2013.

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

We do not have any off balance sheet arrangements as of September 30, 2013 or as of the date of this report.

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

Table of Content

RECENT ACCOUNTING POLICIES

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 27, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 42,743 shares of common stock for an aggregate purchase price of $29,920.

On September 23, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 21,429 shares of common stock for an aggregate purchase price of $15,000.

On November 4, 2013 the Company sold to Lyle Hauser, the Company’s largest stockholder and the brother of the Company’s chief executive officer, a secured convertible promissory note in the principal amount of $50,000. The note is matures one year from issuance, bears interest at the rate of 10% per year and is convertible into common stock at a conversion price equal to 80% of the closing price of the Company’s common stock.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Table of Content

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

Table of Content

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

November 14, 2013	By:	/s/ Kevin Hauser
Kevin Hauser
President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)