Form 10-K
period 2013-12-31
Medefile International, Inc.
filed 2014-04-01
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 033-25126-D

MedeFile International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Yamato Road, Suite 1200
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐       No   ☑

As of June 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the OTCQB of $0.40 was approximately $15,473,489. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2014, was 40,706,899.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
INDEX [to be revised]

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

Overview of Business

MedeFile International, Inc., through its MedeFile, Inc. subsidiary, has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (pier) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. MedeFile's goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. MedeFile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. MedeFile's products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

Index

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

Index

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

Index

Members

As of December 31, 2013, MedeFile had approximately 20,365 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

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
●
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

Index

Employees

From our inception through the period ended December 31, 2013, we have primarily relied on the services of outside consultants.  As of December 31, 2013, MedeFile had a total of 4 full time employees and 4 consultants.

The employees are covered by employment agreements, and we believe our relations with our employees are favorable.

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses, and we may not achieve or maintain profitability in the future.

We have experienced an operating loss of $929,790 and net income of $1,427,251, for the year ended December 31, 2013. As of December 31, 2013, we have an accumulated deficit of $27,696,097. The accompanying consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern.

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

Index

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Index

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

MedeFile leases its main office, which is located at 301 Yamato Rd, Boca Raton, FL  33431.  The Company is currently on a month to month lease.

	2013	2012
12 Months ended 12/31	$55,100	$46,684

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

Not applicable.

Index

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol MDFI.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 03/31/12	$7.50	$3.00
Quarter ended 06/30/12	$8.00	$1.50
Quarter ended 09/30/12	$3.00	$1.00
Quarter ended 12/31/12	$1.75	$0.30
Quarter ended 03/31/13	$1.01	$0.28
Quarter ended 06/30/13	$1.00	$0.36
Quarter ended 09/30/13	$1.35	$0.40
Quarter ended 12/31/13	$1.00	$0.40

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 31, 2014, there were approximately 1,073 holders of record of the Company's common stock.

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

None.

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

Index

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

Index

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

Revenues

Revenues for the year ended December 31, 2013 totaled $40,059 compared to revenues of $39,217 during the year ended December 31, 2012.   The increase in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 totaled $962,156, a decrease of $227,026 or approximately 23.6% compared to selling, general and administrative expenses of $1,189,182 for the year ended December 31, 2012. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Compensation Expense

On April 10, 2012 there was an expense totaling $9,792,000 for the issuance of 1,632,000 shares to the CEO in relation to an anti-dilution agreement.   The shares issued to the CEO are treated as compensation under GAAP accounting.  There were no share issuances for compensation in 2013.

Depreciation Expense

Depreciation expense totaled $1,117 for the year ended December 31, 2013, compared to depreciation expense of $8,749 during the year ended December 31, 2012. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the year ended December 31, 2013 totaled $5,245, compared to $20,982 for the year ended December 31, 2012.  Amortization expense is the expensing of the website development through May 2013.

Interest Expense

Interest expense on convertible debentures for the year ended December 31, 2013 and 2012, was $1,013 and $0 respectively.   The Company entered into two secured convertible debentures during the third quarter 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the year ended December 31, 2013 and 2012 was $8,164 and $0 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $0.10.

Net Loss

For the reasons stated above, our net income for the year ended December 31, 2013 was $1,427,251, or $.07 per share, an increase of $12,832,176, compared to a net loss of $11,404,925, or $1.47 per share, during the year ended December 31, 2012.  The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the year ended December 31, 2013 was $929,790 compared to an operating loss of $10,975,794 for the year ended December 31, 2012.The decrease in operating loss of $9,968,733 is primarily the result of a decrease in our general and administrative and compensation expenses as detailed above

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $266,843, inventory of $54,507, merchant services reserve of $14,818, prepaid insurance of $1,057 and accounts receivable of $2,914.  Net cash used in operating activities for the year ended December 31, 2013 was approximately $963,093. Current liabilities of $1,126,308 consisted of $52,915 for accounts payable and accrued liabilities, deferred revenues of $2,075, convertible debentures (net of discount) of $9,177, and warrant liabilities of $1,062,141. We have a net negative working capital of $786,169.

Index

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported an operating loss of $929,790 and net income of $1,427,251 for the year ended December 31, 2013 and net loss of $11,404,925 for the year ended December 31, 2012 and had an accumulated deficit of $27,696,097 as of December 31, 2013.  The Company has a net negative working capital of $786,169 as of December 31, 2013.

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

We do not have any off balance sheet arrangements as of December 31, 2013 or as of the date of this report.

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

Index

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Medefile International, Inc.

We have audited the accompanying balance sheets of Medefile International, Inc.  as of December 31, 2013 and 2012, the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medefile International, Inc.  as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company

Las Vegas, Nevada
March 31, 2014

Index

Medefile International, Inc.
Balance Sheets

	December 31	December 31,
	2013	2012
Assets
Current assets
Cash	$266,843	$234,356
Accounts receivable	2,914	391
Inventory	54,507	55,458
Merchant services reserve	14,818	64,319
Prepaid insurance	1,057	998
Total current assets	340,139	355,522

Website development, net of accumulated amortization	261,340	167,245
Furniture and equipment, net of accumulated depreciation	413	1,529
Intangibles	1,339	1,339
Total assets	$603,231	$525,635

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$52,915	$138,211
Convertible debenture - net of discount of $101,836 and $0, respectively	9,177	-
Deferred revenues	2,075	4,313
Derivative liability	1,062,141	5,618,819
Total Current Liabilities	1,126,308	5,761,343

Stockholders' Deficit
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 500,000,000 authorized;
40,706,899 and 11,413,189 shares issued and outstanding on
December 31, 2013 and 2012, respectively	4,070	1,141
Additional paid in capital	27,099,030	23,886,499
Common stock to be issued	69,920	-
Accumulated deficit	(27,696,097)	(29,123,348)
Total stockholders' deficit	(523,077)	(5,235,708)
Total liabilities and stockholder's deficit	$603,231	$525,635

The accompanying notes are an integral part of these consolidated financial statements.

Index

Medefile International, Inc.
Statements of Operations

	For years ended December 31,
	2013	2012
Revenue	40,059	39,217
Cost of goods sold	1,331	4,098

Gross profit	38,728	35,119

Operating expenses
Selling, general and administrative expenses	962,156	1,189,182
Compensation expense	-	9,792,000
Depreciation and amortization expenses	6,362	29,731
Total operating expenses	968,518	11,010,913

Loss from operations	(929,790)	(10,975,794)

Other income (expenses)
Interest expense - convertible note	(1,013)	-
Interest expense - discount on convertible note	(8,164)	-
Gain (loss) on changes in fair value
of derivative liabilities	2,366,218	(429,131)
Total other income (expense)	2,357,041	(429,131)

Net income (loss) before income tax	1,427,251	(11,404,925)
Provision for income tax	-	-
Net income (loss)	$1,427,251	$(11,404,925)

Net income (loss) per share: basic and diluted	$0.07	$(1.47)

Weighted average share outstanding	21,232,854	7,783,599

The accompanying notes are an integral part of these consolidated financial statements.

Index

Medefile International, Inc.
Statement of Stockholders' Equity (Deficit)

	Preferred		Common Stock
	Shares	Par	Shares	Par		Common Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
December 31, 2011	-	-	791,653	79	17,746,753	24,000	(17,718,423)	52,409
Common stock issued
for consultants			34,714	3	102,856	-	-	102,859
Common stock issued								-
for stock payable			1,600	1	23,999	(24,000)	-	-
Preferred Stock Sale	100,000	100,000		-	-	-	-	100,000
Conversion of preferred	(100,000)	(100,000)	200,000	20	99,980			-
stock to common stock
Common stock sale			2,400,000	240	1,199,760	-	-	1,200,000
Derivitave liability				-	(5,078,051)	-	-	(5,078,051)

Common stock issued for
anti-dilution			6,348,132	635	(635)	-	-	-
Common stock issued for
compensation			1,632,000	163	9,791,837	-	-	9,792,000
Rounding for stock split			5,090	-	-	-	-	-
Net Loss				-	-	-	(11,404,925)	(11,404,925)
Balance December 31, 2012	-	-	11,413,189	1,141	23,886,499	-	(29,123,348)	(5,235,708)

Common stock sale			17,421,429	1,742	913,258			915,000
Adjustment to derivative liability					2,190,460			2,190,460
Covertible debenture discount					110,000			110,000
Common stock issued for
anti-dilution			11,872,281	1,187	(1,187)			-
Common stock payable						69,920		69,920
Net income							1,427,251	1,427,251
Balance December 31, 2013	-	$-	40,706,899	$4,070	$27,099,030	$69,920	$(27,696,097)	$(523,077)

The accompanying notes are an integral part of these consolidated financial statements.

Index

Medefile International, Inc.
Statements of Cash Flows

	For the years ended December 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$1,427,251	$(11,404,925)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	1,116	8,749
Amortization	5,245	20,982
Interest expense - covertible debenture	1,013	-
Interest expense - BCF on convetible debenture	8,164	-
Stock based compensation	-	9,792,000
Stock based services	-	102,859
(Gain) loss in fair value of derivitave liabilities	(2,366,218)	429,131
Changes in operating assets and liabilities
Accounts receivable	(2,523)	226
Inventory	951	(1,533)
Prepaid insurance	(59)	57
Accounts payable and accrued liabilities	(85,296)	(42,032)
Merchant services reserve	49,501	(1,789)
Deferred revenue	(2,238)	(5,542)
Net cash used in operating activities	(963,093)	(1,101,817)

Cash flows from investing activities
Website development	(99,340)	(162,000)
Net cash used in investing activities	(99,340)	(162,000)

Cash flow from financing activities
Proceeds from convertible debenture - related party	110,000	-
Proceeds from common stock subscription	69,920	-
Proceeds from common stock sale	915,000	1,300,000
Net cash provided by financing activities	1,094,920	1,300,000

Net increase in cash and cash equivalents	32,487	36,183
Cash and cash equivalents at beginning of period	234,356	198,173
Cash and cash equivalents at end of period	$266,843	$234,356

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock issued for consulting service	$-	$102,859

The accompanying notes are an integral part of these consolidated financial statements.

Index

 Medefile International, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation

Nature of Business Operations

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net income of $1,427,251 for the year ended December 31, 2013.  During the comparable year ended 2012, the Company had a net loss of $11,404,925, as a direct result of the change in valuation of the Company’s warrant derivative. The Company had an accumulated deficit of $27,696,097 as of December 31, 2013.  The Company has negative working capital of $786,169 as of December 31, 2013.

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

Index

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2013 and 2012 of approximately $0 and $0 respectively.

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

Index

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable. At December 31, 2013 and December 31, 2012, deferred revenue totaled $2,075 and$4,313, respectively.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$-	$-	$261,340	$261,340
Intangible assets	-	-	1,339	1,339
Total	$-	$-	$262,679	$262,679
Liabilities
Deferred Revenues	$2,075	$-	$-	$2,075
Derivative Liability	-	-	1,062,141	1,062,141
Total	$2,791	$-	$1,535,431	$1,064,216

Index

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.  For the years ended December 31, 2013 and 2012, the Company did not have any inventory write downs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,546 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2013.

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

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2013	December 31, 2012
Website development	$224,946	$62,946
Additional development	99,340	162,00
Accumulated amortization	(62,946)	(57,701)
Net website development	$261,340	$167,245

Index

During May 2012 the Company began redesigning its website.  The Company anticipates that the redesign will be completed by March 2014.

Amortization is calculated over a three-year period. Amortization expense for the years ending December 31, 2013 and 2012 is $5,245 and $20,961, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31, 2013	December 31, 2012
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,491)	(206,375)
Net furniture and equipment	$413	$1,529

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $1,117 and $8,749 for the year ended December 31, 2013 and 2012, respectively.

5. CONVERTIBLE DEBEBTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder.  The debentures carry a one year term.  The debentures were issued in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013.  Both debentures have a conversion feature at a share price of $0.10.  The Company recognized a beneficial conversion feature (BCF) due to the intrinsic value of the conversion rate compared to the market price of the common stock as of the grant date. A discount is computed based on the share value at the time of issuance and amortized over the period of the debenture.

	December 31, 2013	December 31, 2012
Convertible debenture – related party	$111,013	$-
Beneficial conversion feature	(101,836)	-
Convertible debenture, net of BCF	$9,177	$-

6. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter 2011 and the second quarter 2012 (see Note 7), the Company granted warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of grant. During the first two years of grant, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants is also subject to adjustment.

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

As of December 31, 2013, these warrants include the following:

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

Index

	Grant Date	December 31, 2013	December 31, 2012
Risk-free interest rate at grant date	1.21%	1.27%	0.54%
Expected stock price volatility	194.9%	189.65%	187.0%
Expected dividend payout	-	-	-
Expected option in life-years	4	1.5	2.5

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	December 31, 2013
Risk-free interest rate at grant date	0.47%	1.27%
Expected stock price volatility	137.8%	189.65%
Expected dividend payout	-	-
Expected option in life-years	3.75	2

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	December 31, 2013
Risk-free interest rate at grant date	0.47%	1.27%
Expected stock price volatility	137.8%	18965%
Expected dividend payout	-	-
Expected option in life-years	3.75	2.25

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2011	1,200,000	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger	1,808,511	0.50
Outstanding at December 31, 2012	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at December 31, 2013	3,008,511	$0.50

As of December 31, 2013 and December 31, 2012, the warrant liability consisted of the following:

	December 31, 2013	December 31, 2012
Warrant liability (beginning balance)	$5,618,819	$111,636
Additional liability due to new grants		5,078,052
Loss(gain) on changes in fair market value of warrant liability	(4,556,678)	429,131
Net warrant liability	$1,062,141	$5,618,819

Change in fair market value of warrant liability resulted in a gain totaling $2,366,218 and a loss of $429,131 for the years ended December 31, 2013 and 2012, respectively.

Index

7. EQUITY

Common Stock

On October 8, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which (i) the Company effected a 5,000-to-1 reverse split of its common stock and (ii) the number of authorized shares of the Company’s common stock decreased from 75,000,000,000 to 100,000,000. The market effective date of the reverse split was October 9, 2012.  The effect of the stock split has been applied retroactively.   On December 19, 2013 the Company increased its authorized shares of common stock from 100,000,000 to 500,000,000

2012

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

Index

On December 17, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 2,000,000 shares of common stock for an aggregate purchase price of $40,000.  The shares are currently unissued.  In connection with this sale, the Company will issue an aggregate of 150,129,655 shares of common stock to existing stockholders for no additional consideration pursuant to anti-dilution rights held by such stockholders. These shares have not yet been issued.

On December 20, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 15,000,000 shares of common stock for an aggregate purchase price of $300,000.

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

2006 Incentive Stock Plan

In January 2006, the Board of Directors of the Company approved an Incentive Stock Plan, pursuant to which they have initially reserved 2,000 shares of common Stock for issuance. Under the 2006 Incentive Stock, the Board has granted an aggregate of 1,128 options to employees pursuant to certain employment agreements. All previously granted options have expired unexercised.

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

Index

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

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2011	29,035	30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2012	29,035	$30.07
Granted	-	-
Exercised	-35	28.00
Canceled or expired	-	-
Outstanding at September30, 2013	29,000	$48.27

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$25	2,000	1
50	27,000	2.25

	29,000	2.43

8. RELATED PARTY TRANSACTIONS

On December 17, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 2,000,000 shares of common stock for an aggregate purchase price of $40,000.  The shares are currently unissued

During the fourth quarter of 2013, the Company sold two 10% Secured Convertible Promissory Notes from a significant shareholder in the amount of $110,000.   The notes have a one year term.

9.  SUBSEQUENT EVENTS

On January 27, 2014, Kevin Hauser resigned as President, Chairman, and Chief Executive Officer of MedeFile International, Inc. (the “Company”). Mr. Hauser will continue to support the Company’s new business development activities on a consulting basis as a member of MedeFile’s sales and marketing team.

On January 28, 2014, Niquana Noel was appointed Chairwoman, President and Chief Executive Officer of the Company.

Index

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Officer); of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive, Financial and Accounting Officer), to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive officer, financial and accounting officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

ITEM 9B. OTHER INFORMATION

None

 PART III

 ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth certain information with respect to our directors and officers. The following persons serve as our directors and executive officers:

Name	Age	Position
Niquana Noel	32	Chairwoman, President and Chief Executive Officer

Michael S. Delin	49	Director
Frank Jakovac	63	Director

Our executive officers are appointed by and serve at the discretion of our Board of Directors. There are no family relationships between any director and/or any executive officer.

Background of Executive Officers and Directors

Niquana Noel has served as Chairwoman, President and Chief Executive Officer of the Company since January 2014. Ms. Noel joined the Company as operations manager in 2008 and served as Chief Operations Officer and director of the Company since August 2013. Previously, Ms. Noel served as the Executive Assistant to a Florida-based serial entrepreneur who had successful business interests ranging from the ownership and operation of cemeteries in Maryland, Virginia and Florida; to the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. Ms. Noel studied Business Management at Florida International University. Ms. Noel’s experience as an executive of the Company qualifies her to serve on the Company’s board of directors.

Michael Delin has served on our board of directors since December 2008.  After providing specialty consulting services to the management team, he joined MedeFile’s Board of Directors in December 2008.  Mr. Delin is the sole proprietor and operator of an accounting and tax preparation service.  He also currently serves as the Chief Financial Officer of a construction company that is based in Southwest Florida.  He is a graduate of the University of South Florida where he earned a Bachelor of Arts degree in Accounting. Mr. Delin’s financial and accounting knowledge and experience qualify him to serve on the Company’s board of directors.

Frank Jakovac has served as a director of the Company since August 2013. Mr. Jakovac is Co- Founder of Gateway Global Delivery Inc., a third-party logistics company, and has been its Chairman since 2006. Mr. Jakovac has a B. Sc. Degree from Edinboro University and also serves on its Board of Trustees. Mr. Jakovac’s business executive and management experience qualifies him to serve on the Company’s board of directors.

Index

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Niquana Noel has served as our Chairwoman and Chief Executive Officer since January 2014.  We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles combined due to our small size and limited resources.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended December 31, 2013 and 2012, of our Chief Executive Officer. There were no other executive officers whose total annual compensation exceeded $100,000 during the years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser (1)	2013	125,000							125,000
President, CEO, CFO and Director	2012	125,000							125,000

Index

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2013

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kevin Hauser President, CEO, Acting CFO and Director	--	--	--	--	--	--	--	--	--

  Director Compensation for Year Ending December 31, 2013

The following table sets forth director compensation for the year ended December 31, 2013 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser	--	--	--	--	--	--	--

Michael Delin(1)	--	--	--	--	--	--	--
Frank Jacovac
Niquana Noel (2)

(1) Does not include $30,400  for accounting services performed for the fiscal year 2013 through a company solely owned by Michael Delin.
(2) Excludes $89,965 paid to Ms. Noel as an employee of the Company.

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

Index

On May 10, 2011, the Company and Mr. Hauser executed an amendment, effective as of March 26, 2011, to the employment agreement dated December 10, 2008, by and between Mr. Hauser and the Company (the “Employment Agreement”). The amendment memorialized the agreement of Mr. Hauser to reduce the base salary payable to him pursuant to the Employment Agreement to $100,000 for the year ending December 31, 2010, and to $125,000 commencing January 1, 2011. The Company recorded a cancellation of payroll expense due to Mr. Hauser during the first quarter of 2011 through additional paid in capital in the amount of $116,000. The amendment further provides for a performance bonus which may be awarded to Mr. Hauser, at the discretion of the Board, at such time as the Company becomes cash flow positive (defined as a quarterly net income in excess of $75,000) and has a positive Quick Ratio (Cash less current liabilities in excess of $100,000). The performance bonus was payable in either cash or through the issuance of shares of the Company’s common stock at the discretion of the Board. Mr. Hauser resigned in January 2014.

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

Index

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

Index

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

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 21, 2014.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Index

Name of Beneficial Owner	Common Stock Beneficially Owned(1)(2)		Percentage of Common Stock (3)

Lyle Hauser(3)	14,213,802		34.9%
Frank Jakovac	-		-
Michael S. Delin	-		-
Niquana Noel		-	-
All officers and directors as a group (3 persons)	0		0%

(2) Applicable percentage ownership is based on 40,706,899 shares of common stock outstanding as of March 27, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of March 27, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 21, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Lyle Hauser owns 14,195,137 shares in his individual capacity and 18,665 shares through Vantage Holding Ltd. Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd.

The information as to shares beneficially owned has been individually furnished by our respective directors, named executive officers and other stockholders, or taken from documents filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On December 17, 2013, the Company entered into a Securities Purchase Agreement with Lyle Hauser, the Company’s largest stockholder, pursuant to which, the Company sold 2,000,000 shares of common stock for an aggregate purchase price of $40,000.

Director Independence

None of our directors is independent as term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by L.L. Bradford for the audit and review of the Company's annual financial statements and services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2013 and 2012 were as follows.

	2013	2012

Audit Fees	$36,000	$39,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$36,000	$39,000

TAX FEES

No tax fees were billed by L.L. Bradford for professional services rendered for tax compliance; tax advice and tax planning for the fiscal year ended December 31, 2013 and 2012.

ALL OTHER FEES

No other fees were billed by L.L. Bradford for the fiscal year ended December 31, 2013 and 2012.

Index

ITEM 15. EXHIBITS

2.1
Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to MedeFile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporation be referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to10-K/A filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to8-K filed October 9, 2012)

3.12	Certificate of Amendment to Articles of Incorporation filed December 19, 2013 (incorporated by reference to 8-K filed December 26, 2013)

10.1	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.2	Form of Subscription Agreement (as incorporated by reference to the Company's Current Report on Form 8-K filed on July 13, 2010).

10.3	Executive Employment Agreement, dated December 10, 2008, between the Company and Kevin Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.4	Executive Employment Agreement, dated December 10, 2008, between the Company and Rachel Hauser (incorporated by reference to the Company's 8-K filed on January 16, 2009).

10.5	Amendment to Employment Agreement, dated effective March 26, 2011, between the Company and Kevin Hauser (incorporated by reference to the Company's 8-K filed on May 16, 2011).

Index

10.6	Letter Agreement, dated January 15, 2010, between the Company and Rachel Hauser (incorporated by reference to10-K/A filed July 15, 2011)

10.7	Promissory Note amendment, dated June 30, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.8	Promissory Note amendment, dated September 30, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.9	Promissory Note amendment, dated December 31, 2009 (incorporated by reference to10-K/A filed July 15, 2011)

10.10	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed July 20, 2011)

10.11	Form of Warrant (incorporated by reference to 8-K filed July 20, 2011)

10.12	Lock-Up Agreement between the Company Kevin Hauser (incorporated by reference to 8-K filed July 20, 2011)

10.13	Lock-Up Agreement between the Company and Lyle Hauser (incorporated by reference to 8-K filed July 20, 2011)

10.14	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed April 16, 2012)

10.15	Form of Stock Purchase Warrant (incorporated by reference to 8-K filed April 16, 2012)

10.16	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed April 27, 2012)

10.17	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed August 24, 2012)

10.18	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 6, 2013)

10.19	Securities Purchase Agreement, dated April 14, 2013 (incorporated by reference to 8-K filed on April 18, 2013)

10.20	Stock Purchase Warrant, dated April 14, 2013 (incorporated by reference to 8-K filed on April 18, 2013)

10.21	Securities Purchase Agreement, dated December 23, 2013 (incorporated by reference to 8-K filed December 26, 2013)

10.22	Note, dated December 26, 2013 (incorporated by reference to 8-K filed on December 26, 2013)

10.23	Amendment No. 1 to Lock-Up Agreement, dated December 23, 2013 (incorporated by reference to 8-K filed on December 26, 2013)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 1, 2014	By:	/s/ Niquana Noel
Niquana Noel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Niquana Noel	President, Chief Executive Officer and	April 1, 2014
Niquana Noel	Chairwoman of the Board of Directors (Principal Executive, Financial and Accounting Officer)

/s/ Michael Delin	Director	April 1, 2014
Michael S. Delin

/s/ Frank Jakovac	Director	April 1, 2014
Frank Jakovac