Form 10-Q
period 2014-03-31
Medefile International, Inc.
filed 2014-05-14
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes  ☐ No ☒

Number of shares outstanding of registrant’s common stock, par value $0.0001:   190,836,554 as of May15, 2014.

Table of Content

Table of Content

Item 1.Financial Statements.

Medefile International, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$97,702	$266,843
Accounts receivable	5,004	2,914
Inventory	54,228	54,507
Merchant services reserve	14,818	14,818
Prepaid insurance	-	1,057
Total current assets	171,752	340,139
Website development, net of accumulated amortization	261,340	261,340
Furniture and equipment, net of accumulated depreciation	307	413
Intangibles	1,339	1,339
Total assets	$434,738	$603,231

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$43,259	$52,915
Coverible debenture - net of discount	39,039	9,177.00
Deferred revenues	1,303	2,075
Derivative liability	113,284	1,062,141
Total Current Liabilities	196,885	1,126,308

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 500,000,000 authorized;
40,706,899 and 40,706,899 shares issued and outstanding on
March 31, 2014 and December 31, 2013, respectively	4,070	4,070
Additional paid in capital	27,099,030	27,099,030
Common stock to be issued	69,920	69,920
Accumulated deficit	(26,935,167)	(27,696,097)
Total stockholders' (deficit)	237,853	(523,077)
Total liability and stockholders'(deficit)	$434,738	$603,231

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2014	2013
Revenue	15,926	7,653
Cost of goods sold	279	286

Gross profit	15,647	7,367

Operating expenses
Selling, general and administrative expenses	173,607	247,885
Depreciation and amortization expenses	106	5,873
Total operating expenses	173,713	253,758

Loss from operations	(158,066)	(246,391)

Other income (expenses)
Interest expense - convertible note	(2,737)	-
Interest expense - discount on convertible note	(27,124)	-
Gain (loss) on changes in fair value
of derivative liabilities	948,857	1,819,500
Total other income (expense)	918,996	1,819,500

Gain (loss) before income tax	760,930	1,573,109
Provision for income tax
Net income (loss)	$760,930	$1,573,109

Net loss per share: basic and diluted	$0.02	$0.13

Weighted average share outstanding	40,706,899	11,754,762
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$760,930	$1,573,109
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	106	5,873
Interest expense - covertible debenture	2,737	-
Interest expense - discount on convetible debenture	27,124	-
(Gain)loss in fair value of derivitave liabilities	(948,857)	(1,819,500)
Changes in operating assets and liabilities
Accounts receivable	(2,089)	194
Inventory	279	289
Prepaid insurance	1,057	998
Accounts payable and accrued liabilities	(9,656)	(6,964)
Deferred revenue	(772)	(1,540)
Net Cash used in operating activities	(169,141)	(247,541)

Cash flows from investing activities
Website development	-	(38,000)
Net cash used in investing activities	-	(38,000)

Cash flow from financing activities
Proceeds from common stock sale	-	200,000
Net cash provided by financing activities	-	200,000

Net increase (decrease) in cash and cash equivalents	(169,141)	(85,541)
Cash and cash equivalents at beginning of period	266,843	234,356
Cash and cash equivalents at end of period	$97,702	$148,815

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock issued for consulting service	$-	$102,859

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

MedeFile believes it enjoys a number of competitive advantages over other firms within the medical records marketplace, including that:

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net income of $760,930 for the three months ended March 31, 2014 as a direct result of the change in valuation of the Company’s warrant derivative.  During the comparable three month period of 2013, the Company had a net income of $1,573,109, also attributed to the change in fair value of its derivative liability. The Company incurred operating losses of $155,066 and $246,391 for the three months ended March 31, 2014 and 2013, respectively. The Company had an accumulated deficit of $26,935,167 and negative working capital of $25,133 as of March 31, 2014.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control.

Table of Content

We will need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, we may incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable at March 31, 2014 and December 31, 2013, deferred revenue totaled $1,303 and$2,075 respectively.

Reclassifications

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Fair Value of Financial Instruments

Cash and Equivalents, Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities. The carrying amounts of these items approximated fair value.

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

Table of Content

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$-	$-	$261,340	$261,340
Intangible assets	-	-	1,339	1,339
Total	$-	$-	$262,679	$262,679
Liabilities
Deferred Revenues	$1,303	$-	$-	$1,303
Derivative Liability	-	-	113,284	113.284
Total	$1,303	$-	$113,284	$114,587

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.  For the three months ended March 31, 2014 and 2013, the Company did not recognize inventory write downs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,546 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ending March 31, 2014.

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

2.  ACCOUNTS RECEIVABLE

Due to the collection history of the Company, the Company does not maintain an allowance for doubtful accounts.  Recognition of a specific uncollectible account is written directly against the invoice in accounts receivable and expensed in the period identified. Management believes there would not be a material difference in the amounts compared to the allowance method.

Table of Content

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	March 31, 2014	December 31, 2013
Website development	$224,946	$224,946
Additional development	99,340	99,340
Accumulated amortization	(62,946)	62,946
Net website development	$261,340	$261,340

During May 2012 the Company began redesigning its website.  The Company anticipates that the redesign will be completed by June 2014.

Amortization is calculated over a three-year period. Amortization expense for the three months ending March 31, 2014 and 2013 is $0 and $5,245, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2014	December 31, 2013
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,597)	(207,491)
Net furniture and equipment	$307	$413

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $106 and $628 for the three months ended March 31, 2014 and 2013, respectively.

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

	March 31, 2014	December 31, 2013
Convertible debenture – related party	$113,751	$111,013
Beneficial conversion feature	(74,712)	(101,836)
Convertible debenture, net of BCF	$39,039	$9,177

6. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter of 2011 and the second quarter of 2012 , the Company issued warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of issuance. During the first two years following the date issuance, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years following the date issuance, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants is also subject to adjustment.

Table of Content

Upon issuance, the Company assesses the fair value of the warrants using the Black Scholes pricing model and records a warrant liability for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the warrant liability to the new value, and records a corresponding gain or loss (see below for variables used in assessing the fair value). The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

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

As of March 31, 2014, these warrants include the following:

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

	Grant Date	March 31, 2014	December 31, 2013
Risk-free interest rate at grant date	1.21%	1.32%	1.27%
Expected stock price volatility	194.9%	155.2%	189.65%
Expected dividend payout	-	-	-
Expected option in life-years	4	1.27	1.5

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the then-Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	March 31, 2014
Risk-free interest rate at grant date	0.47%	1.32%
Expected stock price volatility	137.8%	155.2%
Expected dividend payout	-	-
Expected option in life-years	3.75	2.

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	March 31, 2014
Risk-free interest rate at grant date	0.47%	1.32%
Expected stock price volatility	137.8%	155.2%
Expected dividend payout	-	-
Expected option in life-years	3.75	2.

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2012	3,008,511	$0.50
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Additional due to ratchet trigger	-	-
Outstanding at December 31, 2013	3,008,511	0.50
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Addition due to ratchet trigger	-	-
Outstanding at March 31, 2014	3,008,511	$0.50

Table of Content

As of March 31, 2014 and December 31, 2012, the warrant liability consisted of the following:

	March 31, 2014	December 31, 2013
Warrant liability (beginning balance)	$1,062,141	$5,618,819
Additional liability due to new grants
Loss(gain) on changes in fair market value of warrant liability	(948,857)	(4,556,678)
Net warrant liability	$113,284	$1,062,141

Change in fair market value of warrant liability resulted in a gain of$948,857 and $1,819,500 for the three months ended March 31, 2014 and 2013, respectively.

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

On December 17, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 2,000,000 shares of common stock for an aggregate purchase price of $40,000.  In connection with this sale, the Company issued, in April 2014, an aggregate of 150,129,655 shares of common stock to existing stockholders for no additional consideration pursuant to anti-dilution rights held by such stockholders.

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

Table of Content

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

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	29,000	$48.27
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2014	29,000	$30.07

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$25	2,000.75
50	27,000	2.0
	29,000	1.91

8.  SUBSEQUENT EVENTS

The Company’s management has reviewed all material events through the date of this report in accordance with ASC 855-10, and believes there are no material subsequent events to report.

Table of Content

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

Table of Content

We believe we enjoy a number of direct, competitive advantages over others in the medical records marketplace, including that:

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenues

Revenues for the three months ended March 31, 2014 totaled $15,926 compared to revenues of $7,633 during the three months ended March 31, 2013.   The increase in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 totaled $173,607, a decrease of $74,278 or approximately 29.9% compared to selling, general and administrative expenses of $247,885 for the three months ended March 31, 2013. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Depreciation Expense

Depreciation expense totaled $106 for the three months ended March 31, 2014, compared to depreciation expense of $628 during the three months ended March 31, 2013. The decrease in depreciation was due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the three months ended March 31, 2014 was $0, compared to $5,245 for the three months ended March 31, 2013.  Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the three months ended March 31, 2014 and 2013, was $2,737 and $0 respectively.   The Company entered into two secured convertible debentures during the third quarter 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the three months ended March 31, 2014 and 2013 was $27,124 and $0 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $0.10.

Net Income

Our net income for the three months ended March 31, 2014 was $760,930, or $.02 per share, a decrease of $812,179 compared to a net income of $1,573,109, or $.13 per share, during the three months ended March 31, 2013.  The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the three months ended March 31, 2014 was $158,066 compared to an operating loss of $246,391 for the three months ended March 31, 2013.The decrease in operating loss of $246,391 is primarily the result of a decrease in our general and administrative and compensation expenses as detailed above

Table of Content

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $97,702, inventory of $54,228, merchant services reserve of $14,818, and accounts receivable of $5,004.  Net cash used in operating activities for the three months ended March 31, 2014 was approximately $169,141. Current liabilities of $196,885 consisted of: $43,259 for accounts payable and accrued liabilities, deferred revenues of $1,303, convertible debenture of $39,039 and derivative liabilities of $113,284. As of March 31, 2014, we have a net negative working capital of $25,133.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net income of $760,930 for the three months ended March 31, 2014 and had an accumulated deficit of $26,935,167 as of March 31, 2014.

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

We do not have any off balance sheet arrangements as of March 31, 2014 or as of the date of this report.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involves the most complex, difficult and subjective estimates and judgments:

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

Table of Content

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

May 14, 2014	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)