Form 10-Q
period 2014-06-30
Medefile International, Inc.
filed 2014-08-11
CIK 842013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes  ☐ No ☒

Number of shares outstanding of common stock, par value $0.0001: 190,836,554 as of August 7, 2014.

Table of Content

Table of Content

Item 1.Financial Statements.

Medefile International, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets
Cash	$33,100	$266,843
Accounts receivable	4,036	2,914
Inventory	53,926	54,507
Merchant services reserve	2,413	14,818
Prepaid insurance	4,257	1,057
Total current assets	97,732	340,139
Website development, net of accumulated amortization	265,792	261,340
Furniture and equipment, net of accumulated depreciation	-	413
Intangibles	1,339	1,339
Total assets	$364,863	$603,231

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$25,027	$52,915
Promissory note	50,000	-
Covertible debenture - net of discount	69,298	9,177.00
Deferred revenues	843	2,075
Derivative liability	10,020	1,062,141
Total Current Liabilities	155,188	1,126,308

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 500,000,000 authorized;
190,836,554 and 40,706,899 shares issued and outstanding on
June 30, 2014 and December 31, 2013, respectively	19,083	4,070
Additional paid in capital	27,084,017	27,099,030
Common stock to be issued	69,920	69,920
Accumulated deficit	(26,963,345)	(27,696,097)
Total stockholders' equity (deficit)	209,675	(523,077)
Total liability and stockholders'equity (deficit)	$364,863	$603,231

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenue	$26,536	$9,074	$42,468	$16,727
Cost of goods sold	301	309	581	595

Gross profit	26,235	8,765	41,887	16,132

Operating expenses
Selling, general and administrative expenses	127,078	255,635	300,723	503,518
Depreciation and amortization expenses	307	279	412	6,152
Total operating expenses	127,385	255,914	301,135	509,670

Loss from operations	(101,150)	(247,149)	(259,248)	(493,538)

Other income (expenses)
Interest expense - convertible note	(2,836)		(5,573)
Interest expense - discount on convertible note	(27,424)		(54,548)
Gain (loss) on changes in fair value
of derivative liabilities	103,264	992,493	1,052,121	2,811,994
Total other income (expense)	73,004	992,493	992,000	2,811,994

Gain (loss) before income tax	(28,146)	745,344	732,752	2,318,456
Provision for income tax
Net income (loss)	$(28,146)	$745,344	$732,752	$2,318,456

Net income(loss) per share: basic and diluted	$(0.00)	$0.03	$0.01	$0.14

Weighted average share outstanding	67,162,073	21,416,932	85,691,810	16,386,172
basic and diluted

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$732,752	$2,318,456
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	412	907
Amortization	-	5,245
Interest expense - covertible debenture	5,573	-
Interest expense - discount on convetible debenture	54,548	-
(Gain)loss in fair value of derivitave liabilities	(1,052,121)	(2,811,994)
Changes in operating assets and liabilities
Accounts receivable	(1,122)	(1,500)
Inventory	581	598
Prepaid insurance	(3,200)	(2,173)
Accounts payable and accrued liabilities	(27,887)	(39,369)
Merchant service reserves	12,405	-
Deferred revenue	(1,232)	(676)
Net Cash used in operating activities	(279,291)	(530,506)

Cash flows from investing activities
Website development	(4,452)	(90,340)
Net cash used in investing activities	(4,452)	(90,340)

Cash flow from financing activities
Proceeds from promissory note	50,000	-
Proceeds from common stock sale	-	600,000
Net cash provided by financing activities	50,000	600,000

Net increase (decrease) in cash and cash equivalents	(233,743)	(20,846)
Cash and cash equivalents at beginning of period	266,843	234,356
Cash and cash equivalents at end of period	$33,100	$213,510

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Common stock issued for consulting service	$-	$102,859

The accompanying notes are an integral part of these consolidated financial statements

Table of Content

Medefile International, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of operations and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

MedeFile believes it enjoys a number of competitive advantages over other firms within the medical records marketplace, including:

•	MedeFile has developed products and services geared to the patient, which also have the depth and breadth of information required by treating physicians and medical personnel.
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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company incurred operating losses of  $259,248 and $493,538 for the six months ended June 30, 2014 and 2013, respectively. The Company has reported a net income of $732,752 for the six months ended June 30, 2014 as a direct result of the change in valuation of the Company’s warrant derivative.  During the comparable six month period of 2013, the Company had a net income of $2,318,456. The Company had an accumulated deficit of $26,963,345 as of June 30, 2014.  The Company has negative working capital of $57,456 as of June 30, 2014.

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

Table of Content

We will need additional investments in order to continue operations. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the six months ended June 30, 2014 and 2013 of approximately $0 and $0 respectively.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable at June 30, 2014and December 31, 2013, deferred revenue totaled $843 and$2,075 respectively.

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

Table of Content

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$-	$-	$265,792	$265,792
Intangible assets	-	-	1,339	1,339
Total	$-	$-	$267,131	$267,131
Liabilities
Deferred Revenues	$843	$-	$-	$843
Derivative Liability	-	-	10,020	10,020
Total	$843	$-	$10,020	$10,863

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

Inventory

Inventories are stated at the lower of cost or market value.  Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions.  For the six months ended June 30, 2014 and 2013, the Company did not have any inventory write downs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,546 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and six months ending June 30, 2014.

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

Table of Content

3.   WEBSITE DEVELOPMENT

Website development consists of the following:

	June 30, 2014	December 31, 2013
Website development	$224,946	$224,946
Additional development	103,792	99,340
Accumulated amortization	(62,946)	(62,946)
Net website development	$265,792	$261,340

During May 2012 the Company began redesigning its website.  The Company anticipates that the redesign will be completed by June 2014.

Amortization is calculated over a three-year period. Amortization expense for the three months ending June 30, 2014 and 2013 is $0 and $0, respectively.  Amortization expense for the six months ending June 30, 2014 and 2013 is $0 and $5,245 respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2014	December 31, 2013
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,904)	(207,491)
Net furniture and equipment	$-	$413

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $307 and $279 for the three months ended June 30, 2014 and 2013, respectively.  Depreciation expense totaled $412 and $907 for the six months ended June 30, 2014 and 2013, respectively.

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

	June 30, 2014	December 31, 2013
Convertible debenture – related party	$113,751	$111,013
Beneficial conversion feature	(44,453)	(101,836)
Convertible debenture, net of BCF	$69,298	$9,177

6. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter of 2011 and the second quarter of 2012 , the Company granted warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of grant. During the first two years following the issuance date, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years following the issuance date, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants is also subject to adjustment.

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

As of June 30, 2014, these warrants include the following:

Warrants granted during July 2011 in connection with the sale of 35,461 shares of common stock with the right to originally purchase up to 35,461 shares of the Company’s common stock with an original exercise price of $2.50. Due to the issuance of the Company’s common stock in April 2012, the exercise price was adjusted to $0.50 and the number of shares issuable upon exercise was adjusted to 1,808,511. Fair value was determined using the following variables:

	Grant Date	June 30, 2014	December 31, 2013
Risk-free interest rate at grant date	1.21%	1.25%	1.27%
Expected stock price volatility	194.9%	150.8%	189.65%
Expected dividend payout	-	-	-
Expected option in life-years	4	1.02	1.5

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the then-Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	June 30, 2014
Risk-free interest rate at grant date	0.47%	1.25%
Expected stock price volatility	137.8%	150.8%
Expected dividend payout	-	-
Expected option in life-years	3.75	1.78.

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	June 30, 2014
Risk-free interest rate at grant date	0.47%	1.25%
Expected stock price volatility	137.8%	150.8%
Expected dividend payout	-	-
Expected option in life-years	3.75	1.78

Table of Content

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2012	3,008,511	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger
Outstanding at December 31, 2013	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at June 30, 2014	3,008,511	$0.50

As of June 30, 2014 and December 31, 2013, the warrant liability consisted of the following:

	June 30, 2014	December 31, 2013
Warrant liability (beginning balance)	$1,062,141	$5,618,819
Additional liability due to new grants
Loss(gain) on changes in fair market value of warrant liability	(1,052,121)	(4,556,678)
Net warrant liability	$10,020	$1,062,141

Change in fair market value of warrant liability resulted in a gain of$948,857 and $1,819,500 for the three months ended June 30, 2014 and 2013, respectively.

7. EQUITY

Common Stock

On October 8, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which (i) the Company effected a 5,000-to-1 reverse split of its common stock and (ii) the number of authorized shares of the Company’s common stock decreased from 75,000,000,000 to 100,000,000. The market effective date of the reverse split was October 9, 2012.  The effect of the stock split has been applied retroactively.   On December 19, 2013 the Company increased its authorized shares of common stock from 100,000,000 to 500,000,000.

2013

On January 17, 2013 the Company entered into a Securities Purchase Agreement pursuant to which, the Company sold 400,000 shares of common stock for an aggregate purchase price of $200,000.

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

2014

On April 17, 2014, the Company issued an aggregate of 150,129,655 shares of common stock to certain shareholders of the Company, in accordance with anti-dilution rights held by such shareholders, including 125,584,200 shares to Lyle Hauser and 24,545,455 shares purchasers under Securities Purchase Agreements entered into by the Company in July 2011. Lyle Hauser is the Company's largest shareholder.

Table of Content

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

On April 12, 2012, the Company entered into a securities purchase agreement with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s then chief executive officer. Pursuant to the purchase agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 200,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.50. On April 23, 2012, 100,000 Series B Preferred shares were converted to 200,000 shares of common stock

Stock Options

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

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2012	29,000	30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2013	29,000	$30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2014	29,035	$30.07

Table of Content

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$25	2,000.5
50	27,000	1.5
	29,000	1.43

8. RELATED PARTY TRANSACTIONS

None

9.  SUBSEQUENT EVENTS

On July 3, 2014, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 15,000,000 shares of common stock for an aggregate purchase price of $200,000. These shares have not yet been issued.

On July 6, 2014, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which, the Company sold 20,000,000 shares of common stock for an aggregate purchase price of $150,000. These shares have not yet been issued.

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

Table of Content

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenues

Revenues for the three months ended June 30, 2014 totaled $26,536 compared to revenues of $9,074 during the three months ended June 30, 2013.   The increase in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2014 totaled $127,078, a decrease of $128,527 or approximately 50.3% compared to selling, general and administrative expenses of $255,635 for the three months ended June 30, 2013. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Depreciation Expense

Depreciation expense totaled $307 for the three months ended June 30, 2014, compared to depreciation expense of $279 during the three months ended June 30, 2013. All assets are fully depreciated as of June 30, 2014.

Amortization Expense

Amortization expense for the three months ended June 30, 2014 was $0, compared to $0 for the three months ended June 30, 2013.  Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the three months ended June 30, 2014 and 2013, was $2,836 and $0 respectively.   The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the three months ended June 30, 2014 and 2013 was $27,424 and $0 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $0.10.

Net Income

Our net loss for the three months ended June 30, 2014 was $28,146, or $.00 per share, a decrease of $773,490 compared to a net income of $745,344, or $.03 per share, during the three months ended June 30, 2013.  The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the three months ended June 30, 2014 was $101,150 compared to an operating loss of $247,149 for the three months ended June 30, 2013.The decrease in operating loss of $145,999 is primarily the result of a decrease in our general and administrative and compensation expenses as detailed above.

Table of Content

FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Revenues

Revenues for the six months ended June 30, 2014 totaled $42,468 compared to revenues of $16,727 during the six months ended June 30, 2013.   The increase in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 totaled $300,723, a decrease of $202,795 or approximately 40.3% compared to selling, general and administrative expenses of $503,518 for the six months ended June 30, 2013. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Depreciation Expense

Depreciation expense totaled $412 for the six months ended June 30, 2014, compared to depreciation expense of $907 during the six months ended June 30, 2013. The decrease in depreciation was due to some assets being fully depreciated.    All assets are fully depreciated as of June 30, 2014.

Amortization Expense

Amortization expense for the six months ended June 30, 2014 was $0, compared to $5,245 for the six months ended June 30, 2013.  Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the six months ended June 30, 2014 and 2013, was $5,573 and $0 respectively.   The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the six months ended June 30, 2014 and 2013 was $54,585 and $0 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $0.10.

Net Income

Our net income for the six months ended June 30, 2014 was $732,752, or $0.01 per share, a decrease of $1,585,704 compared to a net income of $2,318,456, or $.14 per share, during the six months ended June 30, 2013.  The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the six months ended June 30, 2014 was $259,248 compared to an operating loss of $493,538 for the six months ended June 30, 2013.The decrease in operating loss of $234,290 is primarily the result of a decrease in our general and administrative and compensation expenses as detailed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $33,100, inventory of $53,926, merchant services reserve of $2,413, prepaid insurance of $4,257, and accounts receivable of $4,036.  Net cash used in operating activities for the six months ended June 30, 2014 was approximately $279,291. Current liabilities of $155,188 consisted of: $25,027 for accounts payable and accrued liabilities, deferred revenues of $843, convertible debenture of $69,298, promissory note of $50,000, and derivative liabilities of $10,020. As of June 30, 2014, we have a net negative working capital of $57,456.

Table of Content

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. Our operating loss for the six months ended June 30, 2014 was $259,248 compared to an operating loss of $493,538 for the six months ended June 30, 2013. The Company has reported a net income of $732,752 for the six months ended June 30, 2014 and had an accumulated deficit of $26,963,345 as of June 30, 2014.

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

We do not have any off balance sheet arrangements as of June 30, 2014 or as of the date of this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

August 11, 2014	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)