Form 10-Q
period 2014-09-30
Medefile International, Inc.
filed 2014-11-19
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

Number of shares outstanding of registrant’s common stock, par value $0.0001: 225,836,554 as of November 19, 2014.

1

Item 1. Financial Statements.

Medefile International, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current assets
Cash	$159,751	$266,843
Accounts receivable	6,182	2,914
Inventory	53,654	54,507
Merchant services reserve	2,500	14,818
Prepaid insurance	2,838	1,057
Total current assets	224,925	340,139

Website development, net of accumulated amortization	265,792	261,340
Furniture and equipment, net of accumulated depreciation	-	413
Intangibles	1,339	1,339
Total assets	$492,056	$603,231

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$15,911	$52,915
Coverible debenture - net of discount	99,962	9,177
Deferred revenues	1,143	2,075
Derivative liability	21	1,062,141
Total Current Liabilities	117,037	1,126,308

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 500,000,000 authorized;
225,836,554 and 40,706,899 shares issued and outstanding on
September 30, 2014 and December 31, 2013, respectively	22,583	4,070
Additional paid in capital	27,080,517	27,099,030
Common stock to be issued	419,920	69,920
Accumulated deficit	(27,148,001)	(27,696,097)
Total stockholders' (deficit)	375,019	(523,077)
Total liability and stockholders'(deficit)	$492,056	$603,231

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Revenue	20,703	15,869	62,442	32,596
Cost of goods sold	271	390	852	984

Gross profit	20,432	15,479	61,590	31,612

Operating expenses
Selling, general and administrative expenses	184,423	244,010	484,417	752,308
Depreciation and amortization expenses	-	105	412	6,257
Total operating expenses	184,423	244,115	484,829	758,565

Loss from operations	(163,991)	(228,636)	(423,239)	(726,953)

Other income (expenses)
Interest expense - convertible note	(2,938)	-	(8,511)	-
Interest expense - discount on convertible note	(27,726)	-	(82,274)	-
Gain (loss) on changes in fair value
of derivative liabilities	9,999	(919,066)	1,062,120	1,892,928
Total other income (expense)	(20,665)	(919,066)	971,335	1,892,928

Gain (loss) before income tax	(184,656)	(1,147,702)	548,096	1,165,975
Provision for income tax
Net income (loss)	$(184,656)	$(1,147,702)	$548,096	$1,165,975

Net loss per share: basic and diluted	$(0.00)	$(0.04)	$0.01	$0.06

Weighted average share outstanding
basic and diluted	201,221,169	25,687,118	99,058,652	19,644,427

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income	$548,096	$1,165,975
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	412	1,012
Amortization	-	5,245
Interest expense - covertible debenture	8,511	-
Interest expense - discount on convetible debenture	82,274	-
(Gain)loss in fair value of derivitave liabilities	(1,062,120)	(1,892,928)
Changes in operating assets and liabilities
Accounts receivable	(3,268)	(1,384)
Inventory	853	607
Prepaid insurance	(1,781)	(1,116)
Accounts payable and accrued liabilities	(37,003)	(36,665)
Merchant service reserves	12,318	49,501
Deferred revenue	(932)	(1,522)
Net Cash used in operating activities	(452,640)	(711,275)

Cash flows from investing activities
Website development	(4,452)	(99,340)
Net cash used in investing activities	(4,452)	(99,340)

Cash flow from financing activities
Proceeds from common stock sale	350,000	644,920
Net cash provided by financing activities	350,000	644,920

Net increase (decrease) in cash and cash equivalents	(107,092)	(165,695)
Cash and cash equivalents at beginning of period	266,843	234,356
Cash and cash equivalents at end of period	$159,751	$68,661

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2014, and the results of operations and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations

Medefile International, Inc, has developed and globally markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Medefile's goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. Medefile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Medefile's products and services are designed to provide healthcare providers with the ability to reference their patients’ actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

MedeFilebelieves it enjoys a number of competitive advantages over other firms within the medical records marketplace, including:

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company incurred operating losses of $423,239 and $726,953 for the nine months ended September 30, 2014 and 2013, respectively. The Company has reported a net income of $548,096 for the nine months ended September 30, 2014 as a direct result of the change in valuation of the Company’s warrant derivative. During the comparable nine month period of 2013, the Company had a net income of $1,165,975. The Company had an accumulated deficit of $27,148,001 as of September 30, 2014.  The Company has working capital of $107,888 as of September 30, 2014.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable. At September 30, 2014 and December 31, 2013, deferred revenue totaled $1,143 and $2,075, respectively.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

		Fair Value Measurements
		Level 1	Level 2	Level 3	Total
Assets
	Website development	$-	$-	$265,792	$265,792
	Intangible assets	-	-	1,339	1,339
	Total	$-	$-	$267,131	$267,131
Liabilities
	Deferred Revenues	$1,143	$-	$-	$1,143
	Derivative Liability	-	-	21	21
	Total	$1,143	$-	$21	$1,164

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. For the nine months ended September 30, 2014 and 2013, the Company did not have any inventory write downs.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,511 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and nine months ending September 30, 2014.

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

3. WEBSITE DEVELOPMENT

Website development consists of the following:

	September 30, 2014	December 31, 2013
Website development	$62,946	$62,946
Additional development	265,792	261,340
Accumulated amortization	(62,946)	(62,946)
Net website development	$265,792	$261,340

During May 2012 the Company began redesigning its website.  The Company anticipates that the redesign will be completed by December 2014.

Amortization is calculated over a three-year period. Amortization expense for the nine months ending September 30, 2014 and 2013 is $0 and $5,245 respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30, 2014	December 31, 2013
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,904)	(207,491)
Net furniture and equipment	$-	$413

Depreciation is calculated by using the straight-line method over the estimated useful life.   Depreciation expense totaled $412 and $1,012 for the nine months ended September 30, 2014 and 2013, respectively.

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

	September 30, 2014	December 31, 2013
Convertible debenture – related party	$119,525	$111,013
Beneficial conversion feature	(19,563)	(101,836)
Convertible debenture, net of BCF	$99,962	$9,177

6. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter of 2011 and the second quarter of 2012 (, the Company granted warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of grant. During the first two years following the issuance date, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years following the issuance date, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants is also subject to adjustment.

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

As of September 30, 2014, these warrants include the following:

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

	Grant Date	September 30, 2014	December 31, 2013
Risk-free interest rate at grant date	1.21%	1.43%	1.27%
Expected stock price volatility	194.9%	68.3%	189.65%
Expected dividend payout	-	-	-
Expected option in life-years	4	.77	1.5

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the then-Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	September 30, 2014
Risk-free interest rate at grant date	0.47%	1.43%
Expected stock price volatility	137.8%	68.3%
Expected dividend payout	-	-
Expected option in life-years	3.75	1.53.

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	September 30, 2014
Risk-free interest rate at grant date	0.47%	1.43%
Expected stock price volatility	137.8%	68.3%
Expected dividend payout	-	-
Expected option in life-years	3.75	1.53

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2012	3,008,511	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger
Outstanding at December 31, 2013	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at September 30, 2014	3,008,511	$0.50

As of September 30, 2014 and December 31, 2013, the warrant liability consisted of the following:

	September 30, 2014	December 31, 2013
Warrant liability (beginning balance)	$1,062,141	$5,618,819
Additional liability due to new grants
Loss(gain) on changes in fair market value of warrant liability	(1,062,120)	(4,556,678)
Net warrant liability	$21	$1,062,141

Change in fair market value of warrant liability resulted in a gain of $9,999 and a loss of $919,066 for the nine months ended September 31, 2014 and 2013, respectively. Changes in fair market value of warrant liabilities resulted in a gain of $1,062,120 and $1,892,928 for the nine months ended September 30, 2014 and 2013 respectively.

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

2014

On September 3, 2014 the Company issued an aggregate of 35,000,000 shares of common stock to purchasers under the securities purchase agreements entered into by the Company in July 2011 and April 2012 pursuant to anti-dilution rights held by such purchasers.

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

On April 12, 2012, the Company entered into a securities purchase agreement with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s then-chief executive officer. Pursuant to the purchase agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 200,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.50. On April 23, 2012, 100,000 Series B Preferred shares were converted to 200,000 shares of common stock

Stock Options

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

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2012	29,000	30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2013	29,000	$30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2014	29,000	$30.07

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$25	2,000	.25
50	27,000	1.25
	29,000	1.81

8. RELATED PARTY TRANSACTIONS

None.

9.  SUBSEQUENT EVENTS

None.

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

We believe we enjoy a number of direct, competitive advantages over others in the medical records marketplace, including that:

  We have developed products and services geared to the patient, which also have the depth and breadth of information required by treating physicians and medical personnel
  We do all the work of collecting and updating medical information on an ongoing basis; our products’ dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.
  We provide a complete medical record.  Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), which are by no means complete or necessarily accurate records
  We provide a coherent mix of services and products that are intended to improve the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenues

Revenues for the three months ended September 30, 2014 totaled $20,703 compared to revenues of $15,869 during the three months ended September 30, 2013.  The increase in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2014 totaled $184,423, a decrease of $59,587 or approximately 24.4% compared to selling, general and administrative expenses of $244,010 for the three months ended September 30, 2013. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Depreciation Expense

Depreciation expense totaled $0 for the three months ended September 30, 2014, compared to depreciation expense of $105 during the three months ended September 30, 2013. The decrease in depreciation was due to some assets being fully depreciated.    All assets are fully depreciated.

Amortization Expense

Amortization expense for the three months ended September 30, 2014 was $0, compared to $0 for the three months ended September 30, 2013.  Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the three months ended September 30, 2014 and 2013, was $2,938 and $0 respectively.   The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the three months ended September 30, 2014 and 2013 was $27,726 and $0 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $0.10.

 Net Income

Our net loss for the three months ended September 30, 2014 was $184,656, or $.00 per share, a decrease of $963,046 compared to a net loss of $1,147,702, or $0.04 per share for the three months ended September 30, 2013.  The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the three months ended September 30, 2014 was $163,991 compared to an operating loss of $228,636 for the three months ended September 30, 2013. The decrease in operating loss of $66,645 is primarily the result of a decrease in our general and administrative and compensation expenses as detailed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBERE 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 totaled $62,442 compared to revenues of $32,596 during the nine months ended September 30, 2013.  The increase in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2014 totaled $484,417, a decrease of $267,891 or approximately 35.6% compared to selling, general and administrative expenses of $752,308 for the nine months ended September 30, 2013. Overall there was a decrease in the total selling, general and administrative which is primarily due to decreased costs associated with a previously used telemarketing campaign and business development expenses.

Depreciation Expense

Depreciation expense totaled $412 for the nine months ended September 30, 2014, compared to depreciation expense of $1,012 during the nine months ended September 30, 2013. The decrease in depreciation was due to some assets being fully depreciated.    All assets are fully depreciated.

Amortization Expense

Amortization expense for the nine months ended September 30, 2014 was $0, compared to $5,245 for the nine months ended September 30, 2013.  Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the nine months ended September 30, 2014 and 2013, was $8,511 and $0 respectively.   The Company entered into two secured convertible debentures during the third quarter 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the nine months ended September 30, 2014 and 2013 was $82,274 and $0 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $0.10.

Net Income

Our net income for the nine months ended September 30, 2014 was $548,096, or $.01 per share, a decrease of $617,879 compared to a net income of $1,165,975, or $.18 per share, during the nine months ended September 30, 2013.  The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the nine months ended September 30, 2014 was $423,239 compared to an operating loss of $726,953 for the nine months ended September 30, 2013.The decrease in operating loss of $303,714 is primarily the result of a decrease in our general and administrative and compensation expenses as detailed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $159,751, inventory of $53,654, merchant services reserve of $2,500, prepaid insurance of $2,838, and accounts receivable of $6,182.  Net cash used in operating activities for the nine months ended September 30, 2014 was approximately $452,640. Current liabilities of $117,037 consisted of: $15,911 for accounts payable and accrued liabilities, deferred revenues of $1,143, convertible debenture of $99,962 and derivative liabilities of $21. As of September 30, 2014, we have a net working capital of $107,888.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company incurred operating losses of $423,239 and $726,953 for the nine months ended September 30, 2014 and 2013, respectively The Company has reported a net income of $548,096 for the nine months ended September 30, 2014 and had an accumulated deficit of $27,148,001 as of September 30, 2014.

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

We do not have any off balance sheet arrangements as of September 30, 2014 or as of the date of this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 1A. Risk Factors

Not required for a smaller reporting company.

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

MEDEFILE INTERNATIONAL, INC.

November 19, 2014	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

