Form 10-K
period 2014-12-31
Medefile International, Inc.
filed 2015-04-02
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 033-25126-D

MedeFile International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Yamato Road, Suite 1200

Boca Raton, FL 33413

(Address of principal executive offices) (Zip code)

(561) 912-3393

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

DOCUMENTS INCORPORATED BY REFERENCE – None

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☑    Yes         ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

☐ Yes   ☑     No

As of June 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last closing price of our common stock of $0.03 was approximately $1,500,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2015 was 522,953,672.

1

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1. Business.

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

Members

As of December 31, 2014, MedeFile had approximately 21099 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

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

Employees

From our inception through the period ended December 31, 2014, we have primarily relied on the services of outside consultants.  As of December 31, 2014, MedeFile had a total of 3 full time employees and 3 consultants. We believe our relations with our employees are favorable.

Item 1A. Risk Factors.

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

We had an operating loss of $577,175 and net income of $341,554 for the year ended December 31, 2014. As of December 31, 2014, we have an accumulated deficit of $27,354,543. The accompanying consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern.

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

RISKS RELATED TO OUR COMMON STOCK

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

  The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

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

Item 1B Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

MedeFile leases its main office which is located at 301 Yamato Rd, Boca Raton, FL  33431, on a month to month basis. The Company currently pays rent of $1,478 per month.

Item 3. Legal Proceedings.

From time to time, the Company may become involved in litigation relating to claims arising out of it operations in the normal course of business. We are not currently involved in any legal proceedings or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding in which we are a party or to which any of our properties is subject, which would reasonable be likely to have a material adverse effect on the Company,

Item 4. Mine Safety Disclosures.

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol MDFI.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 03/31/13	$1.01	$0.28
Quarter ended 06/30/13	$1.00	$0.36
Quarter ended 09/30/13	$1.30	$0.40
Quarter ended 12/31/13	$1.00	$0.40
Quarter ended 03/31/14	$0.50	$0.10
Quarter ended 06/30/14	$0.14	$0.01
Quarter ended 09/30/14	$0.05	$0.03
Quarter ended 12/31/14	$0.05	$0.01

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 31, 2015, there were approximately 1,080 holders of record of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events, except as may be required under applicable securities laws. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors"

OVERVIEW

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

Revenues

Revenues for the year ended December 31, 2014 totaled $75,998 compared to revenues of $40,059 during the year ended December 31, 2013.   The increase in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 totaled $650,316, a decrease of $311,840 or approximately 32.4% compared to selling, general and administrative expenses of $962,156 for the year ended December 31, 2013. Overall there was a decrease in the total selling, general and administrative due mainly to decreased payroll, legal expense and consulting fees.

Depreciation Expense

Depreciation expense totaled $413 for the year ended December 31, 2014, compared to depreciation expense of $1,116 during the year ended December 31, 2013. The decrease in depreciation was due to assets being fully depreciated.

Amortization Expense

Amortization expense for the year ended December 31, 2014 totaled $1,339, compared to $5,246 for the year ended December 31, 2013. Amortization expense is the expensing of the website development through May 2013. Amortization expense for 2014 was for the write off of an intangible asset.

Interest Expense

Interest expense on convertible debentures for the year ended December 31, 2014 and 2013, was $11,525 and $1,013 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% interest rate.

Interest expense on the discount for convertible notes for the year ended December 31, 2014 and 2013 was $101,836 and $8,164 respectively. The conversion feature of the debentures allows the note to be converted at a share price of $0.10.

Other Expense

Gain on change in fair value of derivate liabilities for the year ended December 31, 2014 was $1,062,090 compared to $2,366,218 for the year ended December 31, 2013.

Loss on write-off of inventory for the year ended December 31, 2014 was $30,000 compared to $0 for the year ended December 31, 2013.

Net Income

For the reasons stated above, our net income the for year ended December 31, 2014 was $341,554, or $0.00 per share, an increase of $1,085,697, compared to a net income of $1,427,251, or $0.07 per share, during the year ended December 31, 2013. The significant change is directly related to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $36,170, inventory of $23,412, merchant services reserve of $2,939, prepaid expenses of $5,709 and accounts receivable of $5,425.  Net cash used in operating activities for the year ended December 31, 2014 was approximately $576,221. Current liabilities of $170,970 consisted of $47,697 for accounts payable and accrued liabilities, deferred revenues of $684, convertible debentures (net of discount) of $122,538, and warrant liabilities of $51. We have a net negative working capital of $97,315.

Between January 29, 2015 and February 13, 2015, the Company entered into and closed securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of 279,099,100 shares of common stock for an aggregate purchase price of $620,000.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported an operating loss of $577,175 and net income of $341,554 for the year ended December 31, 2014 and an operating loss of $922,790 and net income of $1,427,251 for the year ended December 31, 2013 and had an accumulated deficit of $27,354,543 as of December 31, 2014. The Company has a net negative working capital of $97,315 as of December 31, 2014.

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

We do not have any off balance sheet arrangements as of December 31, 2014 or as of the date of the filing of this report.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medefile International, Inc.

We have audited the accompanying consolidated balance sheet of Medefile International, Inc. as of December 31, 2014, and the related consolidated statements of income, stockholders’ equity, and cash flow for the year ended December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medefile International, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ RBSM, LLP

RBSM, LLP

April 2, 2015

Las Vegas, Nevada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Medefile International, Inc.

We have audited the accompanying consolidated balance sheet of Medefile International, Inc. as of December 31, 2013, and the related consolidated statements of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medefile International, Inc. as of December 31, 2013, and the results of its operation and its cash flow for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

March 31, 2014

Las Vegas, Nevada

Medefile International, Inc.
Consolidated Balance Sheets

	Decenber 31	December 31,
	2014	2013
Assets
Current assets
Cash	$36,170	$266,843
Accounts receivable	5,425	2,914
Inventory	23,412	54,507
Merchant services reserve	2,939	14,818
Prepaid expense	5,709	1,057
Total current assets	73,655	340,139

Website development, net of accumulated amortization	265,792	261,340
Furniture and equipment, net of accumulated depreciation	-	413
Intangibles	-	1,339
Total assets	$339,447	$603,231

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$47,697	$52,915
Coverible debenture - net of discount	122,538	9,177
Deferred revenues	684	2,075
Derivative liability	51	1,062,141
Total Current Liabilities	170,970	1,126,308

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 500,000,000 authorized;
225,836,554 and 40,706,899 shares issued and outstanding on
December 31, 2014 and December 31, 2013, respectively	22,583	4,070
Additional paid in capital	27,430,517	27,099,030
Common stock to be issued	69,920	69,920
Accumulated deficit	(27,354,543)	(27,696,097)
Total stockholders' (deficit)	168,477	(523,077)
Total liability and stockholders'(deficit)	$339,447	$603,231

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013
Revenue	75,988	40,059
Cost of goods sold	1,095	1,331

Gross profit	74,893	38,728

Operating expenses
Selling, general and administrative expenses	650,316	962,156
Depreciation and amortization expenses	1,752	6,362
Total operating expenses	652,068	968,518

Loss from operations	(577,175)	(929,790)

Other income (expenses)
Interest expense - convertible note	(11,525)	(1,013)
Interest expense - discount on convertible note	(101,836)	(8,164)
Loss on write-off of inventory	(30,000)	-
Change of derivative liabilities	1,062,090	2,366,218
Total other income (expense)	918,729	2,357,041

Gain (loss) before income tax	341,554	1,427,251
Provision for income tax
Net income (loss)	$341,554	$1,427,251

Net loss per share: basic and diluted	$0.00	$0.07

Weighted average share outstanding	80,626,245	21,232,854
basic and diluted

 The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statement of Stockholders' Equity

	Preferred		Common Stock
	Shares	Par	Shares	Par		Common Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance December 31, 2012	-	$-	11,413,189	$1,141	$23,886,499	$-	$(29,123,348)	$(5,235,708)

Common stock sale			17,421,429	1,742	913,258			915,000
Adjustment to derivative liability				2,190,460			2,190,460
Covertible debenture discount					110,000			110,000
Common stock issued for
anti-dilution			11,872,281	1,187	(1,187)			-
Common stock payable						69,920		69,920
Net income							1,427,251	1,427,251
Balance December 31, 2013	-	-	40,706,899	4,070	27,099,030	69,920	(27,696,097)	(523,077)

Common stock issued
for anti-dilution			150,129,655	15,013	(15,013)			-
Common stock sale			35,000,000	3,500	346,500			350,000

Net Income							341,554	341,554
Balance December 31, 2014	-	$-	225,836,554	$22,583	$27,430,517	$69,920	$(27,354,543)	$168,477

The accompanying notes are an integral part of these consolidated financial statements

Medefile International, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$341,554	$1,427,251
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	413	1,116
Amortization	1,339	5,245
Interest expense - discount on convetible debenture	101,836	8,164
Loss on write-off of inventory	(30,000)	-
(Gain)loss in fair value of derivitave liabilities	(1,062,090)	(2,366,218)
Changes in operating assets and liabilities
Accounts receivable	(2,511)	(2,523)
Inventory	61,095	951
Prepaid insurance	(4,652)	(59)
Accounts payable and accrued liabilities	(5,218)	(85,296)
Accrued interest – convertible debenture	11,525	1,013
Merchant service reserves	11,879	49,501
Deferred revenue	(1,391)	(2,238)
Net Cash used in operating activities	(576,221)	(963,093)

Cash flows from investing activities
Website development	(4,452)	(99,340)
Net cash used in investing activities	(4,452)	(99,340)

Cash flow from financing activities
Proceeds fromm convertible debenture - related party	-	110,000
Proceeds from common stock subscriptions	350,000	984,920
Net cash provided by financing activities	350,000	1,094,920

Net increase (decrease) in cash and cash equivalents	(230,673)	32,487
Cash and cash equivalents at beginning of period	266,843	234,356
Cash and cash equivalents at end of period	$36,170	$266,843

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported an operating loss of $577,175 and net income of $341,554 for the year ended December 31, 2014. During the comparable year ended 2013, the Company had an operating loss of $922,790 and net income of $1,427,251, as a direct result of the change in valuation of the Company’s warrant derivative. The Company had an accumulated deficit of $27,354,543 as of December 31, 2014.  The Company has negative working capital of $97,315 as of December 31, 2014.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2014 and 2013 of approximately $0 and $0 respectively.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable. At December 31, 2014 and December 31, 2013, deferred revenue totaled $684 and $2,075, respectively.

Reclassifications

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$-	$-	$265,792	$265,792
Total	$-	$-	$265,792	$265,792
Liabilities
Deferred Revenues	$684	$-	$-	$684
Derivative Liability	-	-	51	51
Total	$684	$-	$51	$735

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. For the year ended December 31, 2014 the Company had an inventory write off of $30,000. There was no inventory write off for the year ended December 31, 2013.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,010,511 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2014.

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

3. WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2014	December 31, 2013
Website development	$324,285	$224,946
Additional development	4,453	99,340
Accumulated amortization	(62,946)	(62,946)
Net website development	$265,792	$261,340

During May 2012 the Company began redesigning its website.  The Company anticipates that the redesign will be completed by June 2015.

Amortization is calculated over a three-year period. Amortization expense for the year ending December 31, 2014 and 2013 is $1,339 and $5,245, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31, 2014	December 31, 2013
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,904)	(207,491)
Net furniture and equipment	$-	$413

Depreciation is calculated by using the straight-line method over the estimated useful life.  Depreciation expense totaled $413 and $1,116 for the year ended December 31, 2014 and 2013, respectively.

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

	December 31, 2014	December 31, 2013
Convertible debenture – related party	$122,538	$111,013
Beneficial conversion feature	-	(101,836)
Convertible debenture, net of BCF	$122,538	$9,177

6. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter of 2011 and the second quarter of 2012 (see Note 7), the Company granted warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of grant. During the first two years of grant, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants is also subject to adjustment.

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

As of December 31, 2014, these warrants include the following:

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

	Grant Date	December 31, 2014
Risk-free interest rate at grant date	1.21%	1.38%
Expected stock price volatility	194.9%	143.1%
Expected dividend payout	-	-
Expected option in life-years	4	51

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	December 31, 2014
Risk-free interest rate at grant date	0.64%	0.00%
Expected stock price volatility	174.3%	143.1%
Expected dividend payout	-	-
Expected option in life-years	4	1.28

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	December 31, 2014
Risk-free interest rate at grant date	0.63%	0.00%
Expected stock price volatility	174.8%	143.1%
Expected dividend payout	-	-
Expected option in life-years	4	1.3

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2011	3,008,511	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger
Outstanding at December 31, 2013	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at December 31, 2014	3,008,511	$0.50

As of December 31, 2014 and December 31, 2013, the warrant liability consisted of the following:

	December 31, 2014	December 31, 2013
Warrant liability (beginning balance)	$5,618,819	$5,618,819
Additional liability due to new grants
Loss(gain) on changes in fair market value of warrant liability	(5,618,768)	(4,556,678)
Net warrant liability	$51	$1,062,141

Change in fair market value of warrant liability resulted in a gain totaling $1,062,090 and $2,366,218 for the years ended December 31, 2014 and 2013, respectively.

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

2013

On January 17, 2013 the Company entered into a Securities Purchase Agreement pursuant to which the Company sold 400,000 shares of common stock for an aggregate purchase price of $200,000

On April 15, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 2,000,000 shares of common stock for an aggregate purchase price of $400,000.

On May 1, 2013 the Company issued an aggregate of 11,872,281shares of common stock to purchasers under the securities purchase agreements entered into by the Company in July 2011 and April 2012 pursuant to anti-dilution rights held by such purchasers.

On August 27, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 42,743 shares of common stock for an aggregate purchase price of $29,920.

On September 23, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 21,429 shares of common stock for an aggregate purchase price of $15,000.

On December 17, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 2,000,000shares of common stock for an aggregate purchase price of $40,000. The shares are currently unissued

On December 20, 2013, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 15,000,000 shares of common stock for an aggregate purchase price of $300,000.

2014

On April 17, 2014, the Company issued an aggregate of 150,129,655 shares of common stock to certain shareholders of the Company, in accordance with anti-dilution rights held by such shareholders, including 125,584,200 shares to Lyle Hauser and 24,545,455 shares to purchasers under Securities Purchase Agreements entered into by the Company in July 2011. Lyle Hauser is the Company's largest shareholder.

On July 3, 2014, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 15,000,000 shares of common stock for an aggregate purchase price of $200,000.

On July 6, 2014, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 20,000,000 shares of common stock for an aggregate purchase price of $150,000.

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

Other Warrants

During the first quarter of 2008 the Company awarded 35 Common Stock warrants, at an exercise price of $2,800 per share, to former Board members at the quoted stock price on the effective date of the awards. The warrants have an expiration date of five years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions:

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

On July 28, 2011, the Company awarded 27,000 Common Stock Warrants, at an exercise price of $25 per share to consultants for services at the quoted stock price on the effective date of the awards. The warrants have an expiration date of three years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services was determined using the Black-Scholes pricing model and the assumptions listed below. These warrants have expired as of December 31, 2014.

Risk-free interest rate at grant date	0.39%
Expected stock price volatility	172.1%
Expected dividend payout	--
Expected option in life-years	4

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2012	29,000	30.07
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2013	29,000	$26.72
Granted	-	-
Exercised	-	-
Canceled or expired	-27,000	25.00
Outstanding at December 31, 2014	2,000	$50.00

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$50	2,000	.75
50	2,000	.75

8.  SUBSEQUENT EVENTS

On February 10, 2015 the Company increased its authorized shares of common stock from 500,000,000 to 700,000,000.

During the first quarter of 2015, the Company issued an aggregate of 279,099,100 shares of common stock to purchasers under the securities purchase agreements entered into by the Company in January and February 2015 for aggregate price of $620,000, and the Company issued 18,018,018 shares of common stock to Lyle Hauser in exchange for $40,000 of debt owed by the Company to Mr. Hauser.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (Principal Executive and Financial Officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer (Principal Executive and Financial Officer) concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (Principal Executive and Financial Officer), to allow timely decisions regarding required disclosure.

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

Management, with the participation of our principal executive and financial officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that as of December 31, 2014, our internal controls over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

 PART III

Item 10. Directors, Officers and Corporate Governance.

The following tables set forth certain information with respect to our directors and officers. The following persons serve as our directors and executive officers:

Name	Age	Position
Niquana Noel	33	Chairwoman, President and Chief Executive Officer

Michael S. Delin	50	Director
Frank Jakovac	64	Director

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairwoman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Niquana Noel has served as our Chairwoman and Chief Executive Officer since January 2014. We believe it is in the best interest of the Company to have the Chairwoman and Chief Executive Officer roles combined due to our small size and limited resources.

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

 Item 11. Executive Compensation.

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended December 31, 2014 and 2013, of our Chief Executive Officer. There were no other executive officers whose total annual compensation exceeded $100,000 during the years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser (1)	2013	125,000							125,000
President and CEO	2013	7,292							7,292
Niquana Noel President and CEO (2)	2014	93,846							93,846

(1) Mr. Hauser resigned on January 27, 2014.

(2) Ms. Noel was appointed President and CEO on January 28, 2014.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2014

None.

  Director Compensation for Year Ending December 31, 2014

The following table sets forth director compensation for the year ended December 31, 2013 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niquana Noel	--	--	--	--	--	--	--
Kevin Hauser (1)	--	--	--	--	--	--	--
Frank Jacovac	--	--	--	--	---	--	--
Michael Delin(2)	--	--	--	--	--	--	--

(1) Kevin Hauser resigned as of January 27, 2014.

(2) Does not include $25,200 for accounting services performed for the fiscal year 2014 through a company solely owned by Michael Delin.

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

STOCK INCENTIVE PLANS

2006 Incentive Stock Plan

The 2006 Incentive Stock Plan has initially reserved 2,000 shares of common Stock for issuance. Under the 2006 Incentive Stock Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

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

2008 Amended and Restated Incentive Stock Plan

The 2008 Plan, as amended, reserved 150,000 shares of common Stock for issuance. Under the 2008 Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

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

2010 Incentive Stock Plan

The 2010 Plan has initially reserved 66,000 shares of common Stock for issuance. Under the 2010 Plan, options may be granted which are intended to qualify as Incentive Stock Options (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (the “Code”) or which are not (“Non-ISOs”) intended to qualify as Incentive Stock Options thereunder. In addition, direct grants of stock or restricted stock may be awarded.

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

(e) Option Adjustments. The aggregate number and class of shares as to which options may be granted under the 2010 Plan, the number and class shares covered by each outstanding option and the exercise price per share thereof (but not the total price), and all such options, shall each be proportionately adjusted for any increase decrease in the number of issued common stock resulting from split-up spin-off or consolidation of shares or any like Capital adjustment or the payment of any stock dividend; and

(f) Termination, Modification and Amendment. The 2010 Plan (but not options previously granted under the plan) shall terminate ten years from the date of its adoption by the Board of Directors, and no option or shares shall be granted after termination of the 2006 Incentive Stock Plan. Subject to certain restrictions, the 2010 Plan may at any time be terminated and from time to time be modified or amended by the affirmative vote of the holders of a majority of the outstanding shares of the capital stock of the Company present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Nevada

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 31, 2015.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)		Percentage of Common Stock (1)

Lyle Hauser(2)	157,816,020		30.2%
Frank Jakovac	-		-
Michael S. Delin	-		-
Niquana Noel		-	-
All officers and directors as a group (3 persons)	0		0%

(1) Applicable percentage ownership is based on 522,953,672 shares of common stock outstanding as of March 31, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2015 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Lyle Hauser owns 157,797,355 shares in his individual capacity and 18,665 shares through Vantage Holding Ltd. Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In the first quarter of 2015, we issued 18,018,018 shares of common stock to Lyle Hauser in exchange for $40,000 of debt owed by the Company to Mr. Hauser. Mr. Hauser is the Company’s largest stockholder.

Director Independence

None of our directors is independent as term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed by L.L Bradford & Company, LLC (“L.L Bradford”) and RBSM LLP (“RBSM”) for professional services rendered in 2014 and 2013. RBSM were engaged as our independent registered public accounting firm on February 23, 2015.

	2014	2013
Audit Fees	$36,000	$39,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$36,000	$39,000

Audit fees. Audit fees represent fees for professional services performed by L.L. Bradford and RBSM for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by L.L. Bradford and RBSM that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. L.L. Bradford and RBSM did not perform any tax compliance services for us during the years ended December 31, 2014 or 2013.

All other fees. L.L. Bradford and RBSM did not receive any other fees from us for the years ended December 31, 2014 or 2013.

Item 15. Exhibits.

2.1	Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to MedeFile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporation be referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to10-K/A filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to8-K filed October 9, 2012)

3.12	Certificate of Amendment to Articles of Incorporation filed December 19, 2015 (incorporated by reference to 8-K filed December 26, 2013)

3.12	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed February 17, 2015)

10.1	2006 Stock Incentive Plan (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

10.2	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed July 20, 2011)

10.3	Form of Warrant (incorporated by reference to 8-K filed July 20, 2011)

10.4	Lock-Up Agreement between the Company Kevin Hauser (incorporated by reference to 8-K filed July 20, 2011)

10.5	Lock-Up Agreement between the Company and Lyle Hauser (incorporated by reference to 8-K filed July 20, 2011)

10.6	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed April 16, 2012)

10.7	Form of Stock Purchase Warrant (incorporated by reference to 8-K filed April 16, 2012)

10.8	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed April 27, 2012)

10.9	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed August 24, 2012)

10.10	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 6, 2013)

10.11	Securities Purchase Agreement, dated April 14, 2013 (incorporated by reference to 8-K filed on April 18, 2013)

10.12	Stock Purchase Warrant, dated April 14, 2013 (incorporated by reference to 8-K filed on April 18, 2013)

10.13	Securities Purchase Agreement, dated December 23, 2013 (incorporated by reference to 8-K filed December 26, 2013)

10.14	Note, dated December 26, 2013 (incorporated by reference to 8-K filed on December 26, 2013)

10.15	Amendment No. 1 to Lock-Up Agreement, dated December 23, 2013 (incorporated by reference to 8-K filed on December 26, 2013)

10.16	Securities Purchase Agreement, dated July 1, 2014 (incorporated by reference to 8-K filed July 17, 2014)

10.17	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed March 19, 2015)

16.1	Letter from L.L Bradford & Company, LLC (incorporated by reference to 8-K filed March 2, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 2, 2015	By:	/s/ Niquana Noel
Niquana Noel
President and Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Niquana Noel	President, Chief Executive Officer and Director	April 2, 2015
Niquana Noel	(Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	April 2, 2015
Michael S. Delin

	Director	April 2, 2015
Frank Jakovac

