Form 10-Q
period 2015-03-31
Medefile International, Inc.
filed 2015-05-19
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

☐ Yes  ☒ No

Number of shares outstanding of registrant’s common stock, par value $0.0001: 572,953,672 as of May 18, 2015.

Item 1. Financial Statements.

Medefile International, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash	$512,714	$36,170
Accounts receivable	4,938	5,425
Inventory	23,096	23,412
Merchant services reserve	2,939	2,939
Prepaid expense	-	5,709
Total current assets	543,687	73,655

Website development, net of accumulated amortization	243,643	265,792
Furniture and equipment, net of accumulated depreciation	-	-
Total assets	$787,330	$339,447

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$49,886	$47,697
Convertible debenture - net of discount	84,586	122,538
Deferred revenues	1,018	684
Derivative liability	-	51
Total Current Liabilities	135,490	170,970

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 500,000,000 authorized;
522,953,672 and 225,836,554 shares issued and outstanding on
March 31, 2015 and December 31, 2014, respectively	52,295	22,583
Additional paid in capital	28,060,805	27,430,517
Common stock to be issued	69,920	69,920
Accumulated deficit	(27,531,180)	(27,354,543)
Total stockholders' equity	651,840	168,477
Total liability and stockholders' equity	$787,330	$339,447

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medefile International, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2015	2014
Revenue	13,100	15,926
Cost of goods sold	316	279

Gross profit	12,784	15,647

Operating expenses
Selling, general and administrative expenses	165,275	173,607
Depreciation and amortization expenses	22,149	106
Total operating expenses	187,424	173,713

Loss from operations	(174,640)	(158,066)

Other income (expenses)
Interest expense - convertible note	(2,048)	(2,737)
Interest expense - discount on convertible note		(27,124)
Change of derivative liabilities	51	948,857
Total other income (expense)	(1,997)	918,996

Gain (loss) before income tax	(176,637)	760,930
Provision for income tax
Net income (loss)	$(176,637)	$760,930

Net loss per share: basic and diluted	$(0.00)	$0.02

Weighted average share outstanding	265,897,289	40,706,899
basic and diluted

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Medefile International, Inc.
Consolidated Statement of Stockholders' Equity

	Preferred		Common Stock			Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance December 31, 2012	-	$-	11,413,189	$1,141	$23,886,499	$-	$(29,123,348)	$(5,235,708)

Common stock sale			17,421,429	1,742	913,258			915,000
Adjustment to derivative liability				2,190,460			2,190,460
Convertible debenture discount					110,000			110,000
Common stock issued for
anti-dilution			11,872,281	1,187	(1,187)			-
Common stock payable						69,920		69,920
Net income							1,427,251	1,427,251
Balance December 31, 2013	-	-	40,706,899	4,070	27,099,030	69,920	(27,696,097)	(523,077)

Common stock issued
for anti-dilution			150,129,655	15,013	(15,013)			-
Common stock sale			35,000,000	3,500	346,500			350,000

Net Income							341,554	341,554
Balance December 31, 2014	-	$-	225,836,554	$22,583	$27,430,517	$69,920	$(27,354,543)	$168,477

Sale of common stock			279,099,100	27,910	592,090			620,000

Stock issued for debt conversion		18,018,018	1,802	38,198			40,000

Net income							(176,637)	(176,637)
Balance March 31, 2015	-	$-	522,953,672	$52,295	$28,060,805	$69,920	$(27,531,180)	$651,840

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Medefile International, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities
Net income	$(176,637)	$760,930
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	106
Amortization	22,149	-
Interest expense - discount on convertible debenture	-	27,124
(Gain) loss in fair value of derivative liabilities	(51)	(948,857)
Changes in operating assets and liabilities
Accounts receivable	487	(2,089)
Inventory	316	279
Prepaid insurance	5,709	1,057
Accounts payable and accrued liabilities	2,189	(9,656)
Accrued Interest - convertible debenture	2,048	2,737
Deferred revenue	334	(772)
Net cash used in operating activities	(143,456)	(169,141)

Cash flow from financing activities
Proceeds from common stock subscriptions	620,000	-
Net cash provided by financing activities	620,000	-

Net increase (decrease) in cash and cash equivalents	476,544	(169,141)
Cash and cash equivalents at beginning of period	36,170	266,843
Cash and cash equivalents at end of period	$512,714	$97,702

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Stock issued for conversion of debt	$40,000	$-

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

Medefile International, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported an operating loss of $174,640 and a net loss of $176,673 for the three months ended March 31, 2015. During the comparable three month period of 2014, the Company had an operating loss of $158,066 and net income (as a result of the change in the valuation of the Company’s warrant derivative) of $760,930. The Company had an accumulated deficit of $27,531,180 as of March 31, 2015.  The Company has working capital of $377,224 as of March 31, 2015.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable. At March 31, 2015 and December 31, 2014, deferred revenue totaled $1,018 and $684, respectively.

Reclassifications

Certain reclassifications have been made in prior periods financial statements to conform to classifications used in the current period.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$-	$-	$243,643	$243,643
Total	$-	$-	$267,131	$267,131
Liabilities
Deferred Revenues	$1,018	$-	$-	$1,018
Total	$1,018	$-	$-	$1,018

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. For the year ended December 31, 2014 the Company had an inventory write down in the amount of $30,000. There was no write down of inventory in the three months ended March 31, 2015.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,511 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ending December 31, 2015.

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

2.  ACCOUNTS RECEIVABLE

Due to the collection history of the Company, the Company does not maintain an allowance for doubtful accounts.  Recognition of a specific uncollectible account is written directly against the invoice in accounts receivable and expensed in the current period. Accounts receivables as of March 31, 2015 totaled $4,938 and $5,425 as of December 31, 2014.

3. WEBSITE DEVELOPMENT

Website development consists of the following:

	March 31, 2015	December 31, 2014

Website development	$328,738	$324,285
Additional development	-	4,453
Accumulated amortization	(85,094)	(62,946)
Net website development	$243,644	$265,792

The Company completed the redesign in January 2015. The redesign is being amortized over a three year period. Amortization expense for the three month period ending March 31, 2015 was $22,149 compared to $0 for the three month period ended March 31, 2014, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	March 31, 2014	December 31, 2014

Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,904)	(207,904)
Net furniture and equipment	$-	$-

Depreciation is calculated by using the straight-line method over the estimated useful life. Furniture and equipment was fully depreciated as of March 31, 2015. Depreciation expense for the three months ended March 31, 2015 and 2014 totaled $0 and $106, respectively.

5. CONVERTIBLE DEBENTURE – RELATED PARTY

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

	March 31, 2015	December 31, 2014

Convertible debenture – related party	$122,538	$122,538
Accumulated Interest
Payment	(40,000)	-
Convertible debenture	$84,586	$122,538

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

As of March 31, 2015, these warrants include the following:

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

	Grant Date	March 31, 2015	December 31, 2014
Risk-free interest rate at grant date	1.21%	1.13%	1.27%
Expected stock price volatility	194.9%	92.2%	189.65%
Expected dividend payout	-	-	-
Expected option in life-years	4	.27	1.5

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the then-Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	March 31, 2015
Risk-free interest rate at grant date	0.47%	1.13%
Expected stock price volatility	137.8%	92.2%
Expected dividend payout	-	-
Expected option in life-years	3.75	1.03.

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	March 31, 2015
Risk-free interest rate at grant date	0.47%	1.13%
Expected stock price volatility	137.8%	92.2%
Expected dividend payout	-	-
Expected option in life-years	3.75	1.05

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	3,008,511	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger
Outstanding at December 31, 2014	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at March 31, 2015	3,008,511	$0.50

As of March 31, 2015 and December 31, 2014, the warrant liability consisted of the following:

	March 31, 2015	December 31, 2014
Warrant liability (beginning balance)	$51	$5,618,819
Additional liability due to new grants
Loss(gain) on changes in fair market value of warrant liability	(51)	(5,618,786)
Net warrant liability	$-	$51

Change in fair market value of warrant liability resulted in a gain of $51 and a loss of $948,857 for the three months ended March 31 2015 and 2014, respectively.

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

13

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

2015

During the first quarter of 2015, the Company issued an aggregate of 279,099,100 shares of common stock to purchasers under the securities purchase agreements entered into by the Company in January and February 2015 for aggregate price of $620,000.

On March 18, 2015 the Company issued 18,018,018 shares of common stock in exchange for $40,000 of debt owed by the Company

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

On April 12, 2012, the Company entered into a securities purchase agreement with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s then-chief executive officer. Pursuant to the purchase agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 200,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.50. On April 23, 2012, 100,000 Series B Preferred shares were converted to 200,000 shares of common stock.

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

On July 28, 2011, the Company awarded 27,000 Common Stock Warrants, at an exercise price of $25 per share to consultants for services at the quoted stock price on the effective date of the awards. The warrants have an expiration date of three years from the issue date and contain provisions for a cash exercise. The estimated value of the compensatory warrants granted to non-employees in exchange for services was determined using the Black-Scholes pricing model and the assumptions listed below. These warrants have expired.

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	29,000	30.07
Granted	-	-
Exercised	27,000	25.00
Canceled or expired	-	-
Outstanding at December 31, 2014	2,000	$50.00
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2015	2,000	$50.00

Warrants Outstanding
		Weighted
		Average
		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life (years)
$25	2,000	.25

8. RELATED PARTY TRANSACTIONS

None

9.  SUBSEQUENT EVENTS

Management has evaluated all events through the date of issuance and there are no reportable subsequent events.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Revenues

Revenues for the three months ended March 31, 2015 totaled $13,100 compared to revenues of $15,926 during the three months ended March 31, 2014.  The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2015 totaled $165,275, a decrease of $8,332 or approximately 4.8% compared to selling, general and administrative expenses of $173,607 for the three months ended March 31, 2014. The decrease was due mainly to decreased payroll, legal expense and consulting fees.

Depreciation Expense

Depreciation expense totaled $0 for the three months ended March 31, 2015, compared to depreciation expense of $106 during the three months ended March 31, 2014. The decrease in depreciation was due to some assets being fully depreciated. All assets are fully depreciated.

Amortization Expense

Amortization expense for the three months ended March 31, 2015 was $22,149, compared to $0 the three months ended March 31, 2014.  Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the three months ended March 31, 2015 and 2014, was $2,048 and $2,737 respectively.   The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the three months ended March 31, 2015 and 2014 was $0 and $27,124 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $0.10.

Net Income

For the reasons stated above, our operating loss for the three months ended March 31, 2015 was $174,640 compared to an operating loss of $158,066 for the three months ended March 31, 2014. The increase in operating loss of $16,574 is primarily the result of increased amortization expense (partially offset by a decrease in our selling, general and administrative expenses) as detailed above. We had a net loss of $176,637, or $.00 per share, for the three months ended March 31, 2015, a decrease of $937,567 compared to net income of $760,930 (due to a change in the fair value of our derivative liability), or $0.02 per share, for the three months ended March 31, 2014.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $512,714, inventory of $23,096, merchant services reserve of $2,939, and accounts receivable of $4,938.  Net cash used in operating activities for the three months ended March 31, 215 was approximately $143,456. Current liabilities of $135,490 consisted of: $49,886 for accounts payable and accrued liabilities, deferred revenues of $1,018, and convertible debenture of $84,586. As of March 31, 2015, we have net working capital of $377,224.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $176,637 for the three months ended March 31 2015 and had an accumulated deficit of $27,531,180 as of March 31, 2015. The Company has net working capital of $377,224 as of March 31, 2015.

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

We do not have any off balance sheet arrangements as of March 31, 2015 or as of the date of this report.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The provisions of ASU No. 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2015, the Company issued an aggregate of 50,000,000 shares of common stock to employees for services provided, including 45,000,000 shares to the Company’s chief executive officer. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

MEDEFILE INTERNATIONAL, INC.

May 19, 2015	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

