Form 10-Q
period 2015-06-30
Medefile International, Inc.
filed 2015-08-12
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

☐ Yes  ☒ No

Number of shares outstanding of registrant’s common stock, par value $0.0001: 28,653,873 as of August 11, 2015.

Item 1. Financial Statements.

Medefile International, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets
Cash	$290,804	$36,170
Accounts receivable	3,926	5,425
Inventory	22,816	23,412
Merchant services reserve	2,938	2,939
Prepaid expense	–	5,709
Total current assets	320,484	73,655

Website development, net of accumulated amortization	221,494	265,792
Furniture and equipment, net of accumulated depreciation	–	–
Total assets	$541,978	$339,447

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$48,298	$47,697
Coverible debenture - net of discount	14,931	122,538
Deferred revenues	902	684
Derivative liability	–	51
Total Current Liabilities	64,131	170,970

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	–	–
Common stock, $.0001 par value: 700,000,000 authorized;
572,953,672 and 225,836,554 shares issued and outstanding on
June 30, 2015 and December 31, 2014, respectively	57,295	22,583
Additional paid in capital	28,166,805	27,430,517
Common stock to be issued	69,920	69,920
Accumulated deficit	(27,816,173)	(27,354,543)
Total stockholders' (deficit)	477,847	168,477
Total liability and stockholders'(deficit)	$541,978	$339,447

The accompanying notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	12,742	26,536	25,330	42,468
Cost of goods sold	279	301	595	581

Gross profit	12,463	26,235	24,735	41,887

Operating expenses
Selling, general and administrative expenses	274,118	127,078	439,724	300,723
Depreciation and amortization expenses	22,149	307	44,299	412
Total operating expenses	296,267	127,385	484,023	301,135

Loss from operations	(283,804)	(101,150)	(459,288)	(259,248)

Other income (expenses)
Interest expense - convertible note	(352)	(2,836)	(2,393)	(5,573)
Interest expense - discount on convertible note	–	(27,424)	–	(54,548)
Change of derivative liabilities	–	103,264	51	1,052,121
Total other income (expense)	(352)	73,004	(2,342)	992,000

Gain (loss) before income tax	(284,156)	(28,146)	(461,630)	732,752
Provision for income tax
Net income (loss)	$(284,156)	$(28,146)	$(461,630)	$732,752

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.01

Weighted average share outstanding	275,365,725	67,162,073	409,742,460	85,691,810
basic and diluted

The accompanying notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc.

Consolidated Statement of Stockholders' Equity

	Preferred		Common Stock
	Shares	Par	Shares	Par		Common Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance December 31, 2012	-	$-	11,413,189	$1,141	$23,886,499	$-	$(29,123,348)	$(5,235,708)

Common stock sale			17,421,429	1,742	913,258			915,000
Adjustment to derivative liability				2,190,460			2,190,460
Covertible debenture discount					110,000			110,000
Common stock issued for
anti-dilution			11,872,281	1,187	(1,187)			–
Common stock payable						69,920		69,920
Net income							1,427,251	1,427,251
Balance December 31, 2013	–	–	40,706,899	4,070	27,099,030	69,920	(27,696,097)	(523,077)

Common stock issued
for anti-dilution			150,129,655	15,013	(15,013)			–
Common stock sale			35,000,000	3,500	346,500			350,000

Net Income							341,554	341,554
Balance December 31, 2014	–	$–	225,836,554	$22,583	$27,430,517	$69,920	$(27,354,543)	$168,477

Sale of common stock			279,099,100	27,910	592,090			620,000
Stock based compensation			50,000,000	5,000	106,000			111,000
Stock issued for debt conversion			18,018,018	1,802	38,198			40,000

Net income							(461,630)	(461,630)
Balance June 30, 2015	–	$–	572,953,672	$57,295	$28,166,805	$69,920	$(27,816,173)	$477,847

The accompanying notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$(461,630)	$732,752
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	–	412
Amortization	44,299	–
Interest expense - discount on convetible debenture	–	54,548
Stock based compensation	111,000
(Gain)loss in fair value of derivitave liabilities	(51)	(1,052,121)
Changes in operating assets and liabilities
Accounts receivable	1,499	(1,122)
Inventory	596	581
Prepaid insurance	5,709	(3,200)
Accounts payable and accrued liabilities	601	(27,887)
Accrued interest - covertible debenture	2,393	5,573
Merchant service reserves	–	12,405
Deferred revenue	218	(1,232)
Net Cash used in operating activities	(295,366)	(279,291)

Cash flows from investing activities
Website development	–	(4,452)
Net cash used in investing activities	–	(4,452)

Cash flow from financing activities
Proceeds from promissory note	–	50,000
Payment on convertible note	(70,000)
Proceeds from common stock subscriptions	620,000	–
Net cash provided by financing activities	550,000	50,000

Net increase (decrease) in cash and cash equivalents	254,634	(233,743)
Cash and cash equivalents at beginning of period	36,170	266,843
Cash and cash equivalents at end of period	$290,804	$33,100

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Stock issued for conversion of debt	$40,000	$–

The accompanying notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2015, and the results of operations and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

MedeFile believes it enjoys a number of competitive advantages over other firms within the medical records marketplace, including that:

·	MedeFile has developed products and services geared to the patient, which also have the depth and breadth of information required by treating physicians and medical personnel.
·	MedeFile does all the work of collecting and updating medical information on an ongoing basis; our products’ dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

·	MedeFile provides a complete medical record. Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), which are by no means complete or necessarily accurate records.
·	MedeFile provides a coherent mix of services and products that are intended to improve the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported an operating loss of $459,288 and a net loss of $461,630 for the six months ended June 30, 2015. During the comparable six month period of 2014, the Company had an operating loss of $259,248 and net income of $732,752 (as a result of the change in the valuation of the Company’s warrant derivative). The Company had an accumulated deficit of $27,816,173 as of June 30, 2015.  The Company has working capital of $256,353 as of June 30, 2015.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable. At June 30, 2015 and December 31, 2014, deferred revenue totaled $902 and $684, respectively.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$–	$–	$221,494	$221,494
Total	$–	$–	$221,494	$221,494
Liabilities
Deferred Revenues	$902	$–	$–	$902
Total	$902	$–	$–	$902

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. For the year ended December 31, 2014 the Company had an inventory write down in the amount of $30,000. There was no write down of inventory in the six months ended June 30, 2015.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Warrants to purchase 3,037,511 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ending June 30, 2015.

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

2.  ACCOUNTS RECEIVABLE

Due to the collection history of the Company, the Company does not maintain an allowance for doubtful accounts.  Recognition of a specific uncollectible account is written directly against the invoice in accounts receivable and expensed in the current period. Accounts receivables totaled $3,926 as of June 30, 2015 and $5,425 as of December 31, 2014

3. WEBSITE DEVELOPMENT

Website development consists of the following:

	June 30, 2015	December 31, 2014
Website development	$328,738	$324,285
Additional development	–	4,453
Accumulated amortization	(107,244)	(62,946)
Net website development	$221,494	$265,792

The Company completed the redesign in January 2015. The redesign is being amortized over a three year period. Amortization expense for the three month period ending June 30, 2015 was $22,149 compared to $0 for the three month period ended June 30, 2014, respectively. Amortization expense for the six month period ending June 30, 2015 was $44,299 compared to $0 for the six month period ended June 30, 2014, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	June 30, 2015	December 31, 2014
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,904)	(207,904)
Net furniture and equipment	$–	$–

Depreciation is calculated by using the straight-line method over the estimated useful life. Furniture and equipment was fully depreciated as of June 30, 2015. Depreciation expense for the three months ended June 30, 2015 and 2014 totaled $0 and $307, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 totaled $0 and $412, respectively.

5. CONVERTIBLE DEBEBTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder.  The debentures carry a one year term.  The debentures were issued in the amounts of $50,000 on November 4, 2013 and $60,000 on December 17, 2013.  Both debentures have a conversion feature at a share price of $0.10.  The Company recognized a beneficial conversion feature (BCF) due to the intrinsic value of the conversion rate compared to the market price of the common stock as of the grant date. A discount is computed based on the share value at the time of issuance and amortized over the period of the debenture.

	June 30, 2015	December 31, 2014
Convertible debenture – related party	$122,538	$122,538
Accumulated Interest	2,393
Payment	(110,000)	–
Convertible debenture	$14,931	$122,538

6. WARRANT LIABILITY

In connection with certain securities purchase agreements entered into during the third quarter of 2011 and the second quarter of 2012, the Company granted warrants with ratchet provisions. The warrants contain an expiration date of four years from the date of grant. During the first two years of grant, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years following the issuance date, if the Company issues any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price will be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants is also subject to adjustment.

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

As of June 30, 2015, these warrants include the following:

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

	Grant Date	June 30, 2015	December 31, 2014
Risk-free interest rate at grant date	1.21%	1.13%	1.27%
Expected stock price volatility	194.9%	92.2%	189.65%
Expected dividend payout	–	–	–
Expected option in life-years	4	.27	1.5

Warrants granted during April 2012 in connection with the sale of 100,000 shares of the Company’s preferred stock to a significant shareholder and brother of the then-Chief Executive Officer with the right to purchase up to 200,000 shares of the Company’s common stock with an exercise price of $0.50. Fair value was determined using the following variables:

	Grant Date	June 30, 2015
Risk-free interest rate at grant date	0.47%	1.13%
Expected stock price volatility	137.8%	92.2%
Expected dividend payout	–	–
Expected option in life-years	3.75	1.03.

Warrants granted during April 2012 in connection with the sale of 1,000,000 shares of the Company’s common stock with an exercise price of $0.50.

	Grant Date	June 30, 2015
Risk-free interest rate at grant date	0.47%	1.13%
Expected stock price volatility	137.8%	92.2%
Expected dividend payout	–	–
Expected option in life-years	3.75	1.05

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	3,008,511	$0.50
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger
Outstanding at December 31, 2014	3,008,511	0.50
Granted
Exercised
Canceled or expired
Addition due to ratchet trigger
Outstanding at June 30, 2015	3,008,511	$0.50

As of June 30, 2015 and December 31, 2014, the warrant liability consisted of the following:

	June 30, 2015	December 31, 2014
Warrant liability (beginning balance)	$51	$5,618,819
Additional liability due to new grants
Loss(gain) on changes in fair market value of warrant liability	(51)	(5,618,786)
Net warrant liability	$–	$51

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

On March 18, 2015 the Company issued 18,018,018 shares of common stock in exchange for $40,000 of debt owed by the Company.

On May 11, 2015 the Company issued 50,000,000 shares of common stock to its CEO and a consultant for a total expense of stock based compensation of $111,000.

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

Other Warrants

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	29,000	30.07
Granted	–	–
Exercised	27,000	25.00
Canceled or expired	–	–
Outstanding at December 31, 2014	2,000	$50.00
Granted	–	–
Exercised	-2,000	-2,000
Canceled or expired	–	–
Outstanding at June 30, 2015	–	$–

8. RELATED PARTY TRANSACTIONS

None.

9.  SUBSEQUENT EVENTS

Effective July 6, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company effected a 20-to-1 reverse split of its common stock. Share amounts herein do not give retroactive effect to this reverse split unless otherwise indicated.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Revenues

Revenues for the three months ended June 30, 2015 totaled $12,742 compared to revenues of $26,536 during the three months ended June 30, 2014.  The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2015 totaled $274,118, an increase of $147,040 or approximately 115.7% compared to selling, general and administrative expenses of $127,078 for the three months ended June 30, 2014. The increase was due mainly to increased payroll, legal expense and consulting fees. There was a stock based compensation expense in the amount of $111,000 during the three months ended June 30, 2015.

Depreciation Expense

Depreciation expense totaled $0 for the three months ended June 30, 2015, compared to depreciation expense of $307 during the three months ended June 30, 2014. The decrease in depreciation was due to some assets being fully depreciated.    All assets are fully depreciated.

Amortization Expense

Amortization expense for the three months ended June 30, 2015 was $22,149, compared to $0 for the three months ended June 30, 2014.  Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the three months ended June 30, 2015 and 2014, was $352 and $2,836 respectively.   The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the three months ended June 30, 2015 and 2014 was $0 and $27,424 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $2.00 (as adjusted for the Company’s twenty-for-one reverse split of its common stock effected on July 6, 2015).

Net Loss

For the reasons stated above, our operating loss for the three months ended June 30, 2015 was $283,804 compared to an operating loss of $101,150 for the three months ended June 30, 2014. The increase in operating loss of $182,254 is primarily the result of an increase in our general and administrative and compensation expenses and increased amortization expense as detailed above. We had a net loss of $284,156, or $.00 per share, for the three months ended June 30, 2015, compared to a net loss of $28,146, or $0.00 per share, for the three months ended June 30, 2014. We had a change in the fair value of derivative liability of $103,264 for the three months ended June 30, 2014.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Revenues

Revenues for the six months ended June 30, 2015 totaled $25,330 compared to revenues of $42,468 during the six months ended June 30, 2014.  The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 totaled $439,742, an increase of $139,001 or approximately 46.2% compared to selling, general and administrative expenses of $300,723 for the six months ended June 30, 2014. The increase was due mainly to increased payroll, legal expense and consulting fees.  There was a stock based compensation expense in the amount of $111,000 during the three months ended June 30, 2015.

Depreciation Expense

Depreciation expense totaled $0 for the six months ended June 30, 2015, compared to depreciation expense of $412 during the six months ended June 30, 2014. The decrease in depreciation was due to some assets being fully depreciated.    All assets are fully depreciated.

Amortization Expense

Amortization expense for the six months ended June 30, 2015 was $44,299, compared to $0 the six months ended June 30, 2014.  Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the six months ended June 30, 2015 and 2014, was $2,393 and $5,573 respectively.   The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the six months ended June 30, 2015 and 2014 was $0 and $54,548 respectively.  The conversion feature of the debentures allows the note to be converted at a share price of $2.00 (as adjusted for the Company’s twenty-for-one reverse split of its common stock effected on July 6, 2015).

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2015 was $461,630, or $.00 per share, a decrease of $1,194,382 compared to net income for the six months ended June 30, 2014 of $732,752, or $0.01 per share.  The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the six months ended June 30, 2015 was $459,288 compared to an operating loss of $259,248 for the six months ended June 30, 2014. The increase in operating loss of $200,040 is primarily the result of an increase in our general and administrative and compensation expenses and increased amortization expense as detailed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $290,804, inventory of $22,816, merchant services reserve of $2,938, and accounts receivable of $3,926.  Net cash used in operating activities for the six months ended June 30, 2015 was approximately $295,366. Our current liabilities as of June 30, 2015 of $64,131 consisted of: $48,298 for accounts payable and accrued liabilities, deferred revenues of $902, and convertible debenture of $14,931. We have net working capital of $256,353 as of June 30, 2015.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $461,630 for the six months ended June 30 2015 and had an accumulated deficit of $27,816,173 as of June 30, 2015.

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

We do not have any off balance sheet arrangements as of June 30, 2015 or as of the date of this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

Date: August 12, 2015	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

