Form 10-Q
period 2015-09-30
Medefile International, Inc.
filed 2015-12-07
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares outstanding of registrant’s common stock, par value $0.0001: 28,653,873 as of December 7, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MedeFile International, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets
Cash	$147,489	$36,170
Accounts receivable	4,794	5,425
Inventory	22,537	23,412
Merchant services reserve	2,938	2,939
Prepaid expense	-	5,709
Total current assets	177,758	73,655

Website development, net of accumulated amortization	199,344	265,792
Furniture and equipment, net of accumulated depreciation	-	-
Total assets	$377,102	$339,447

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$18,248	$47,697
Convertible debenture - related party - net of discount	15,301	122,538
Deferred revenues	480	684
Derivative liability convertible note	1,958	-
Derivative liability warrants	-	51
Total current liabilities	35,987	170,970

Stockholders' equity
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 28,653,873 and 11,291,828 shares issued and outstanding on September 30, 2015 and December 31, 2014, respectively	2,865	1,129
Additional paid in capital	28,221,235	27,451,971
Common stock to be issued	69,920	69,920
Accumulated deficit	(27,952,905)	(27,354,543)
Total stockholders' equity	341,115	168,477
Total liabilities and stockholders' equity	$377,102	$339,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MedeFile International, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Revenue	$10,869	$20,703	$36,199	$62,442
Cost of goods sold	280	271	875	852

Gross profit	10,589	20,432	35,324	61,590

Operating expenses
Selling, general and administrative expenses	122,845	184,423	562,569	484,417
Depreciation and amortization expenses	22,148	-	66,447	412
Total operating expenses	144,993	184,423	629,016	484,829

Loss from operations	(134,404)	(163,991)	(593,692)	(423,239)

Other income (expenses)
Interest expense - convertible note - related party	(370)	(2,938)	(2,763)	(8,511)
Interest expense - discount on convertible note - related party	-	(27,726)	-	(82,274)
Change of derivative liabilities convertible note	1,072	-	(1,958)	-
Change of derivative liabilities warrants	-	9,999	51	1,062,120
Total other income (expense)	702	(20,665)	(4,670)	971,335

Net income (loss)	$(133,702)	$(184,656)	$(598,362)	$548,096

Net income (loss) per share: basic	$(0.00)	$(0.02)	$(0.03)	$0.11

Net income (loss) per share: diluted	$(0.00)	$(0.02)	$(0.03)	$(0.08)

Weighted average share outstanding: basic	28,653,873	10,061,058	23,253,502	4,952,933

Weighted average share outstanding: diluted	28,701,689	10,345,641	20,633,026	5,237,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MedeFile International, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Cash flows from operating activities
Net income (loss)	$(598,362)	$548,096
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,447	412
Interest expense - discount on convertible debenture	-	82,274
Stock based compensation	111,000	-
Change of derivative liabilities convertible note	1,958	-
Change of derivative liabilities warrants	(51)	(1,062,120)
Changes in operating assets and liabilities
Accounts receivable	631	(3,268)
Inventory	875	853
Prepaid insurance	5,709	(1,781)
Accounts payable and accrued liabilities	(29,447)	(37,003)
Accrued interest - convertible debenture	2,763	8,511
Merchant service reserves	-	12,318
Deferred revenue	(204)	(932)
Net cash used in operating activities	(438,681)	(452,640)

Cash flows from investing activities
Website development	-	(4,452)
Net cash used in investing activities	-	(4,452)

Cash flow from financing activities
Payment on convertible note - related party	(70,000)	-
Proceeds from common stock subscriptions	620,000	350,000
Net cash provided by financing activities	550,000	350,000

Net increase (decrease) in cash and cash equivalents	111,319	(107,092)
Cash and cash equivalents at beginning of period	36,170	266,843
Cash and cash equivalents at end of period	$147,489	$159,751

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Stock issued for conversion of debt	$(40,000)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Medefile International, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2015, and the results of operations and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

MedeFile believes it enjoys a number of competitive advantages over other firms within the medical records marketplace, including:

●	MedeFile has developed products and services geared to the patient, which also have the depth and breadth of information required by treating physicians and medical personnel.

●	MedeFile does all the work of collecting and updating medical information on an ongoing basis; our products’ dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

●	MedeFile provides a complete medical record. Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), which are by no means complete or necessarily accurate records.

●	MedeFile provides a coherent mix of services and products that are intended to improve the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported an operating loss of $593,692 and a net loss of $598,362 for the nine months ended September 30, 2015. During the comparable nine month period of 2014, the Company had an operating loss of $423,239 and net income of $548,096 (as a result of the change in the valuation of the Company’s warrant derivative). The Company had an accumulated deficit of $27,952,905 as of September 30, 2015. The Company has working capital of $141,771 as of September 30, 2015.

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

However, the trading price of our common stock could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, we may incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Website Development

The Company's policy is to capitalize website development costs at original cost and amortize the balance over the life of the product. The life of website development cost is determined at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable.

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

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro-rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable. At September 30, 2015 and December 31, 2014, deferred revenue totaled $480 and $684, respectively.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact of the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of September 30, 2015 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$-	$-	$199,344	$199,344
Total	$-	$-	$199,344	$199,344
Liabilities
Deferred Revenues	$480	$-	$-	$480
Derivative Liability – convertible note	-	-	1,958	1,958
Total	$480	$-	$1,958	$2,438

Website development for the nine months ending September 30, 2015 is $199,344 compared to $265,792 for the year ended December 31, 2014. Deferred revenue for the nine months ended September 30, 2015 is $480, compared to $684 compared to the year ended December 30, 2014. Warrant liability for the nine months ended September 30, 2015 is $0, compared to $51 for the year ended December 31, 2014. Derivative liability for convertible note for the nine months ended September 30, 2015 is $1,958, compared to $0 for the year ended December 31, 2014

Impairment of Long Lived Assets

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. For the year ended December 31, 2014 the Company had an inventory write down in the amount of $30,000. There was no write down of inventory in the nine months ended September 30, 2015.

Net Loss per Share

Basic loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.

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

2. ACCOUNTS RECEIVABLE

Due to the collection history of the Company, the Company does not maintain an allowance for doubtful accounts. Recognition of a specific uncollectible account is written directly against the invoice in accounts receivable and expensed in the current period. Accounts receivables totaled $4,794 as of September 30, 2015 and $5,425 as of December 31, 2014.

3. WEBSITE DEVELOPMENT

Website development consists of the following:

	September 30, 2015	December 31, 2014
Website development	$328,738	$324,285
Additional development	-	4,453
Accumulated amortization	(129,394)	(62,946)
Net website development	$199,344	$265,792

The Company completed the redesign in January 2015. The redesign is being amortized over a three year period. Amortization expense for the three month period ending September 30, 2015 was $22,148 compared to $0 for the three month period ended September 30, 2014, respectively. Amortization expense for the nine month period ending September 30, 2015 was $66,447 compared to $0 for the nine month period ended September 30, 2014, respectively.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	September 30, 2015	December 31, 2014
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,904)	(207,904)
Net furniture and equipment	$-	$-

Depreciation is calculated by using the straight-line method over the estimated useful life. Furniture and equipment was fully depreciated as of September 30, 2015. Depreciation expense for the three months ended September 30, 2015 and 2014 totaled $0 and $0, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 totaled $0 and $412, respectively.

5. CONVERTIBLE DEBENTURE – RELATED PARTY

The Company has entered into two 10% Secured Convertible Debentures with a significant shareholder. The debentures carry a one year term. The debentures were issued in the amounts of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. Both debentures are convertible into common stock at a conversion price of 80% of the previous day’s market price of common stock

	September 30, 2015	December 31, 2014
Convertible debenture – related party	$122,538	$122,538
Accumulated interest	2,763	-
Payment	(110,000)	-
Convertible debenture	$15,301	$122,538

6. DERIVATIVE LIABILITY

The Secured Convertible Debentures entered into in November and December 2013 contain ratchet provisions regarding the conversion of debt into shares of common stock.

The Company entered into a 10% Secured Convertible Debenture in November 2013, for a term of 12 months. The debenture is in the amount of $110,000. The conversion price of the note is based on 80% of the previous day’s market price.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

Due to the ratchet provisions, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock.

September 30, 2015
Risk-free interest rate at grant date	.08%
Expected stock price volatility	622%
Expected dividend payout	–
Expected option in life-years	.50

As of September 30 2015, derivative liability for this note is $1,958 and the change of derivative liability for the nine months ended September 30, 2015 was $1,958.

During November 2015, the Company determined that the Company’s financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015 filed with the Securities Exchange Commission could not be relied upon due to errors in valuation of derivative liability on the convertible note described above. The Company plans to restate such financial statements and file amended quarterly reports for these periods.

7. WARRANT LIABILITY

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

In July 2011 the company issued 90,426 warrants in connection with the sale of 1,773 shares of common stock. As of July 2015, these warrants have expired.

Warrant liability for the outstanding warrants amounted to $0 for the period ending September 30, 2015, compared to $51 for the year ended December 31, 2014. As of September 30, 2015, these warrants include the following:

Warrants granted during April 2012 in connection with the sale of 5,000 shares of the Company’s preferred stock to a significant shareholder and brother of the then-Chief Executive Officer with the right to purchase up to 10,000 shares of the Company’s common stock with an exercise price of $10. Fair value was determined using the following variables:

	Grant Date	March 31, 2015
Risk-free interest rate at grant date	0.47%	1.13%
Expected stock price volatility	137.8%	92.2%
Expected dividend payout	-	-
Expected option in life-years	4.00	.50

Warrants granted during April 2012 in connection with the sale of 50,000 shares of the Company’s common stock with an exercise price of $10.

	Grant Date	March 31, 2015
Risk-free interest rate at grant date	0.47%	1.13%
Expected stock price volatility	137.8%	92.2%
Expected dividend payout	-	-
Expected option in life-years	4.0	.50

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	150,426	$10
Granted
Exercised
Canceled or expired
Additional due to ratchet trigger
Outstanding at December 31, 2014	150,426	10
Granted
Exercised
Canceled or expired	90,426	10
Addition due to ratchet trigger
Outstanding at September 30, 2015	60,000	$10

As of September 30, 2015 and December 31, 2014, the warrant liability consisted of the following:

	September 30, 2015	December 31, 2014
Warrant liability (beginning balance)	$51	$5,618,819
Additional liability due to new grants
Loss(gain) on changes in fair market value of warrant liability	(51)	(5,618,786)
Net warrant liability	$-	$51

Change in fair market value of warrant liability resulted in a gain of $0 and a gain of $9,999 for the three months ended September 30, 2015 and 2014, respectively. Change in fair market value of warrant liability resulted in a gain of $51 and a gain of $1,062,120 for the nine months ended September 30, 2015 and 2014, respectively.

8. EQUITY

Common Stock

On October 8, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which (i) the Company effected a 5,000-to-1 reverse split of its common stock and (ii) the number of authorized shares of the Company’s common stock decreased from 75,000,000,000 to 100,000,000. The market effective date of the reverse split was October 9, 2012. The effect of the stock split has been applied retroactively. On December 19, 2013 the Company increased its authorized shares of common stock from 100,000,000 to 500,000,000. On February 10, 2015 the Company increased its authorized shares of common stock from 500,000,000 to 700,000,000. On July 6, 2015, the Company effected a 20-to-1 reverse split of its common stock.

2014

On April 17, 2014, the Company issued an aggregate of 7,506,483 shares of common stock to certain shareholders of the Company, in accordance with anti-dilution rights held by such shareholders, including 6,279,210 shares to Lyle Hauser and 1,227,273 shares to purchasers under Securities Purchase Agreements entered into by the Company in July 2011. Lyle Hauser is the Company's largest shareholder.

On July 3, 2014, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 750,000 shares of common stock for an aggregate purchase price of $200,000.

On July 6, 2014, the Company entered into a Securities Purchase Agreement with accredited investors pursuant to which the Company sold 1,000,000 shares of common stock for an aggregate purchase price of $150,000.

2015

During the first quarter of 2015, the Company issued an aggregate of 13,954,955 shares of common stock to purchasers under the securities purchase agreements entered into by the Company in January and February 2015 for an aggregate price of $620,000.

On March 18, 2015 the Company issued 900,901 shares of common stock in exchange for $40,000 of debt owed by the Company.

On May 11, 2015 the Company issued 2,500,000 shares of common stock to its CEO and a consultant for a total expense of stock based compensation of $111,000.

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

On April 12, 2012, the Company entered into a securities purchase agreement with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s then-chief executive officer. Pursuant to the purchase agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 10,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.50. On April 23, 2012, 100,000 Series B Preferred shares were converted to 10,000 shares of common stock

Stock Options

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

Other Warrants

Transactions involving warrants are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	1,450	600
Granted	-	-
Exercised	1,350	500
Canceled or expired	-	-
Outstanding at December 31, 2014	100	$1,000
Granted	-	-
Exercised	-100	-2,000
Canceled or expired	-	-
Outstanding at September 30, 2015	-	$-

9. RELATED PARTY TRANSACTIONS

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder. The debentures carry a one year term. The debentures were issued in the amounts of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. Both debentures are convertible into common stock at a conversion price of $0.10. The Company recognized a beneficial conversion feature (BCF) due to the intrinsic value of the conversion rate compared to the market price of the common stock as of the grant date. A discount is computed based on the share value at the time of issuance and amortized over the period of the debenture.

	September 30, 2015	December 31, 2014
Convertible debenture – related party	$122,538	$122,538
Accumulated Interest	2,763	-
Payment	(110,000)	-
Convertible debenture	$15,301	$122,538

10. SUBSEQUENT EVENTS

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

We believe we enjoy a number of direct, competitive advantages over others in the medical records marketplace, including that:

●	We have developed products and services geared to the patient, which also have the depth and breadth of information required by treating physicians and medical personnel

●	We do all the work of collecting and updating medical information on an ongoing basis; our products’ dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions.

●	We provide a complete medical record. Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), which are by no means complete or necessarily accurate records.

●	We provide a coherent mix of services and products that are intended to improve the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

Revenues for the three months ended September 30, 2015 totaled $10,869 compared to revenues of $20,703 during the three months ended September 30, 2014. The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2015 totaled $122,845, a decrease of $61,578 or approximately 33.4% compared to selling, general and administrative expenses of $184,423 for the three months ended September 30, 2014. The decrease was due mainly to decreased payroll, legal expense and consulting fees.

Depreciation Expense

Depreciation expense totaled $0 for the three months ended September 30, 2015, compared to depreciation expense of $0 during the three months ended September 30, 2014. There was no depreciation in these comparable periods due to some assets being fully depreciated.

Amortization Expense

Amortization expense for the three months ended September 30, 2015 was $22,148, compared to $0 the three months ended September 30, 2014. Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the three months ended September 30, 2015 and 2014, was $370 and $2,938 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the three months ended September 30, 2015 and 2014 was $0 and $27,726 respectively. The conversion feature of the debentures allows the note to be converted to common stock at conversion price of $2.00.

Change in derivative liability for convertible debenture for the three months ended September 30, 2015 and 2014, was $1,072 and $0 respectively.

Net Loss

For the reasons stated above, our operating loss for the three months ended September 30, 2015 was $134,404 compared to an operating loss of $163,991 for the three months ended September 30, 2014. The decrease in operating loss of $29,587 is primarily the result of a decrease in our general and administrative and compensation expenses partially offset by our increased amortization expense as detailed above. We had a net loss of $133,702, or $0.00 per share, for the three months ended September 30, 2015, compared to a net loss of $184,656, or $(0.02) per share, for the three months ended September 30, 2014. We had a change in the fair value of derivative liability of $1,072 and $9,999 for the three months ended September 30, 2015 and September 30, 2014, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Revenues

Revenues for the nine months ended September 30, 2015 totaled $36,199 compared to revenues of $62,442 during the nine months ended September 30, 2014. The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2015 totaled $562,569, an increase of $78,152 or approximately 16.1% compared to selling, general and administrative expenses of $484,417 for the nine months ended September 30, 2014. The increase was due mainly to increased payroll, legal expense and consulting fees. There was a stock based compensation expense in the amount of $111,000 and $0 during the nine months ended September 30, 2015 and September 30, 2014, respectively.

Depreciation Expense

Depreciation expense totaled $0 for the nine months ended September 30, 2015, compared to depreciation expense of $412 during the nine months ended September 30, 2014. The decrease in depreciation was due to some assets being fully depreciated. All assets are fully depreciated as on September 30, 2015.

Amortization Expense

Amortization expense for the nine months ended September 30, 2015 was $66,447, compared to $0 the nine months ended September 30, 2014. Amortization expense is the expensing of the website development.

Interest Expense

Interest expense on convertible debentures for the nine months ended September 30, 2015 and 2014, was $2,763 and $8,511 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a one year term at a 10% interest rate.

Interest expense on the discount for convertible notes for the nine months ended September 30, 2015 and 2014 was $0 and $82,274 respectively. The conversion feature of the debentures allows the note to be converted to common stock at a conversion price of $2.00.

Change in derivative liability for convertible debenture for the nine months ended September 30, 2015 and 2014, was $1,958 and $0 respectively

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2015 was $598,362, or $(0.03) per share, a decrease of $1,146,458 compared to net income for the nine months ended September 30, 2014 of $548,096, or $0.11 per share. The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the nine months ended September 30, 2015 was $593,692 compared to an operating loss of $423,239 for the nine months ended September 30, 2014. The increase in operating loss of $170,453 is primarily the result of an increase in our general and administrative and compensation expenses and increased amortization expense as detailed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $147,489, inventory of $22,537, merchant services reserve of $2,938, and accounts receivable of $4,794. Net cash used in operating activities for the nine months ended September 30, 2015 was approximately $438,681. Our current liabilities as of September 30, 2015 of $35,987 consisted of: $18,248 for accounts payable and accrued liabilities, deferred revenues of $480, convertible debenture of $15,301, and derivative liability of $1,958. We have net working capital of $141,771 as of September 30, 2015.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $598,362 for the nine months ended September 30 2015 and had an accumulated deficit of $27,952,905 as of September 30, 2015.

The Company currently estimates that it will require approximately $420,000 to continue its operations for the next twelve months. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of September 30, 2015 or as of the date of this report.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our condensed consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the Company beginning November 1, 2017 and, at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the method and impact of the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

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

Management concluded that the design and operation of our disclosure controls and procedures are not effective because the following material weaknesses exist:

  Our chief executive officer also functions as our chief financial officer.  As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.
  We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.
  Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

  Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

Date: December 7, 2015	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

