Form 10-Q/A
period 2015-03-31
Medefile International, Inc.
filed 2015-12-23
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the period ended March 31, 2015, amends our Quarterly Report on Form 10-Q for the period ended March 31, 2015, which was originally filed with the Securities and Exchange Commission on May 19, 2015 (the “Original 10-Q”) This amendment is being filed solely to restate the financial statements as of and for the quarter ended March 31, 2015 for a failure to properly account for the derivative liability on a convertible note. Except with respect to the financial statements, and corresponding changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Original 10-Q has not been amended, updated or otherwise modified.

Item 1. Financial Statements.

Medefile International, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2015	2014
	(Restated)
Assets
Current assets
Cash	$512,714	$36,170
Accounts receivable	4,938	5,425
Inventory	23,096	23,412
Merchant services reserve	2,939	2,939
Prepaid expense	-	5,709
Total current assets	543,687	73,655

Website development, net of accumulated amortization	243,643	265,792
Furniture and equipment, net of accumulated depreciation	-	-
Total assets	$787,330	$339,447

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$49,886	$47,697
Convertible debenture	84,586	122,538
Deferred revenues	1,018	684
Derivative liability - convertible note	33,243
Derivative liability - warrants	-	51
Total Current Liabilities	168,733	170,970

Stockholders' Equity
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 500,000,000 authorized; 522,953,672 and 225,836,554 shares issued and outstanding on March 31, 2015 and December 31, 2014, respectively	52,295	22,583
Additional paid in capital	28,060,805	27,430,517
Common stock to be issued	69,920	69,920
Accumulated deficit	(27,564,423)	(27,354,543)
Total stockholders' equity	618,597	168,477
Total liability and stockholders' equity	$787,330	$339,447

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medefile International, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2015	2014
	(Restated)
Revenue	13,100	15,926
Cost of goods sold	316	279

Gross profit	12,784	15,647

Operating expenses
Selling, general and administrative expenses	165,275	173,607
Depreciation and amortization expenses	22,149	106
Total operating expenses	187,424	173,713

Loss from operations	(174,640)	(158,066)

Other income (expenses)
Interest expense - convertible note	(2,048)	(2,737)
Interest expense - discount on convertible note	-	(27,124)
Change in derivative liability - convertible note	(33,243)	-
Change of derivative liabilities - warrants	51	948,857
Total other income (expense)	(35,240)	918,996

Gain (loss) before income tax	(209,880)	760,930
Provision for income tax
Net income (loss)	$(209,880)	$760,930

Net loss per share: basic	$(0.00)	$0.02

Net loss per share: diluted	$(0.00)	$(0.00)

Weighted average share outstanding basic	265,897,289	40,706,899

Weighted average share outstanding diluted	266,954,614	40,777,993

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medefile International, Inc.

Consolidated Statement of Stockholders' Equity

	Preferred		Common Stock			Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance December 31, 2012	-	$-	11,413,189	$1,141	$23,886,499	$-	$(29,123,348)	$(5,235,708)

Common stock sale			17,421,429	1,742	913,258			915,000
Adjustment to derivative liability					2,190,460			2,190,460
Convertible debenture discount					110,000			110,000
Common stock issued for anti-dilution			11,872,281	1,187	(1,187)			-
Common stock payable						69,920		69,920
Net income							1,427,251	1,427,251
Balance December 31, 2013	-	-	40,706,899	4,070	27,099,030	69,920	(27,696,097)	(523,077)

Common stock issued for anti-dilution			150,129,655	15,013	(15,013)			-
Common stock sale			35,000,000	3,500	346,500			350,000

Net Income							341,554	341,554
Balance December 31, 2014	-	$-	225,836,554	$22,583	$27,430,517	$69,920	$(27,354,543)	$168,477

Sale of common stock			279,099,100	27,910	592,090			620,000

Stock issued for debt conversion			18,018,018	1,802	38,198			40,000

Net income							(209,880)	(209,880)
Balance March 31, 2015 (restated)	-	$-	522,953,672	$52,295	$28,060,805	$69,920	$(27,564,423)	$618,597

The accompanying notes are an integral part of these unaudited consolidated financial statements

Medefile International, Inc.

Condensed Consolidated Statements of Cash Flows

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2015	2014
	(Restated)
Cash flows from operating activities
Net income	$(209,880)	$760,930
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	106
Amortization	22,149	-
Interest expense - discount on convertible debenture	-	27,124
Change in derivative - convertible note	33,243	-
(Gain) loss in fair value of derivative liabilities – warrants	(51)	(948,857)
Changes in operating assets and liabilities
Accounts receivable	487	(2,089)
Inventory	316	279
Prepaid insurance	5,709	1,057
Accounts payable and accrued liabilities	2,189	(9,656)
Accrued Interest - convertible debenture	2,048	2,737
Deferred revenue	334	(772)
Net Cash used in operating activities	(143,456)	(169,141)

Cash flows from investing activities

Net cash used in investing activities	-	-

Cash flow from financing activities
Proceeds from common stock subscriptions	620,000	-
Net cash provided by financing activities	620,000	-

Net increase (decrease) in cash and cash equivalents	476,544	(169,141)
Cash and cash equivalents at beginning of period	36,170	266,843
Cash and cash equivalents at end of period	$512,714	$97,702

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Stock issued for conversion of debt	$40,000	$-

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

The company assessed the fair value of the conversion option using the Black Scholes pricing model and recorded a derivative liability for the value.  The adjustment for this valuation to Derivative Liability is $33,243.  An adjustment to change in fair value of derivative liability is a loss of $33,243 for the quarter ended March 31, 2015.

During the first quarter 2015, the company recognized a change in derivative for the convertible debenture in amount of $33,243, the resulting derivative liability balance at March 31, 2015 is $33,243.

The following table provides additional details regarding the changes to the balance sheet, statement of operations and statement of cash flows as of and for the three months ended March 31, 2015.

	Original		Restated
	March 31,	Restatement	March 31,
	2015	Adjustments	2015

Cash	$512,714	-	$512,714
Accounts receivable	4,938	-	4,938
Inventory	23,096	-	23,096
Merchant services reserve	2,939	-	2,939
Prepaid expense	-	-	-
	543,687		543,687

Website development, net of accumulated amortization	243,643	-	243,643
Furniture and equipment, net of accumulated depreciation	-	-	-
Total assets	$787,330		$787,330

Current Liabilities
Accounts payable and accrued liabilities	$49,886	-	$49,886
Convertible debenture	84,586	-	84,586
Deferred revenues	1,018	-	1,018
Derivative liability - convertible note	-	33,243	33,243
Derivative liability - warrants	-	-	-
Total Current Liabilities	135,490		168,733

Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-	-
Common stock, $.0001 par value: 500,000,000 authorized; 522,953,672 shares issued and outstanding	52,295	-	52,295
Additional paid in capital	28,060,805	-	28,060,805
Common stock to be issued	69,920	-	69,920
Accumulated deficit	(27,531,180)	(33,243)	(27,564,423)
Total stockholders' equity	651,840		618,597
Total liability and stockholders' equity	$787,330		$787,330

	For the		For the
	three months		three months
	ended		ended
	March 31,		March 31,
	2015		2015
Revenue	13,100	-	13,100
Cost of goods sold	316	-	316

Gross profit	12,784		12,784

Operating expenses
Selling, general and administrative expenses	165,275	-	165,275
Depreciation and amortization expenses	22,149	-	22,149
Total operating expenses	187,424		187,424

Loss from operations	(174,640)		(174,640)

Other income (expenses)
Interest expense - convertible note	(2,048)	-	(2,048)
Change in derivative liability - convertible note	-	(33,243)	(33,243)
Change of derivative liabilities – warrants	51	-	51
Total other income (expense)	(1,997)		(35,240)

Gain (loss) before income tax	(176,637)		(209,880)
Provision for income tax
Net income (loss)	$(176,637)		$(209,880)

Net loss per share: basic	$(0.00)		$(0.01)

Net loss per share: diluted	$(0.00)

Weighted average share outstanding basic	265,897,289		40,706,899

Weighted average share outstanding diluted	266,954,614

	For the		For the
	three months		three months
	ended		ended
	March 31,		March 31,
	2015		2015
Cash flows from operating activities
Net income	$(176,637)	(33,243)	$(209,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	-
Amortization	22,149	-	22,149
Interest expense - discount on convertible debenture	-	-	-
Change in derivative - convertible note	-	33,243	33,243
(Gain)loss in fair value of derivative liabilities – warrants	(51)	-	(51)
Changes in operating assets and liabilities			-
Accounts receivable	487	-	487
Inventory	316	-	316
Prepaid insurance	5,709	-	5,709
Accounts payable and accrued liabilities	2,189	-	2,189
Accrued Interest - convertible debenture	2,048	-	2,048
Deferred revenue	334	-	334
Net Cash used in operating activities	(143,456)		(143,456)

Cash flows from investing activities

Net cash used in investing activities	-		-

Cash flow from financing activities
Proceeds from common stock subscriptions	620,000	-	620,000
Net cash provided by financing activities	620,000		620,000

Net increase (decrease) in cash and cash equivalents	476,544		476,544
Cash and cash equivalents at beginning of period	36,170		36,170
Cash and cash equivalents at end of period	$512,714		$512,714

Supplemental disclosure of cash flow information
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Stock issued for conversion of debt	$40,000		$40,000

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported an operating loss of $174,640 and a net loss of $209,880 for the three months ended March 31, 2015. During the comparable three month period of 2014, the Company had an operating loss of $158,066 and net income (as a result of the change in the valuation of the Company’s warrant derivative) of $760,930. The Company had an accumulated deficit of $27,564,423 as of March 31, 2015.  The Company has working capital of $374,954 as of March 31, 2015.

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

Level 1 —Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 —Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 —Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1		Level 2	Level 3	Total
Assets
Website development		$-	$-	$243,643	$243,643
Total		$-	$-	$243,643	$243,643
Liabilities
Derivative Liability – Convertible Note	$			$$33,243	$33,243
Deferred Revenues		1,018	-	-	1,018
Total		$1,018	$-	$33,243	$34,261

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

3. WEBSITE DEVELOPMENT

Website development consists of the following:

	March 31, 2015	December 31, 2014

Website development	$328,737	$324,285
Additional development	-	4,453
Accumulated amortization	(85,094)	(62,946)
Net website development	$243,643	$265,792

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

5. CONVERTIBLE DEBENTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder.  The debentures carry a one year term.  The debentures were issued in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013.  Both debentures are convertible into common stock at a conversion price of the lower of $0.10 (subject to adjustments for the events of stock splits, stock dividends and similar transactions) or 80% of the previous day’s market price of common stock.

	March 31, 2015	December 31, 2014

Convertible debenture – related party	$122,538	$122,538
Accumulated Interest	2,048
Payment	(40,000)	-
Convertible debenture	$84,586	$122,538

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

7. DERIVATIVE LIABILITY

The following Secured Convertible Debentures entered into in November and December 2013 contain ratchet provisions regarding the conversion of debt into shares of common stock.

The Company entered into 10% Secured Convertible Notes in November 2013 and December 2013, both for a term of 12 months. The debentures are in the amount of $50,000 and $60,000 respectively. The conversion price of the note is based on 80% of the previous day’s market price.

T he Company assesses the fair value of the conversion option using the Black Scholes pricing model and records a derivative expense and a corresponding derivative liability for the value. The Company then assesses the fair value of the derivative liability quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using daily pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

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

March 31, 2015
Risk-free interest rate at grant date	.26%
Expected stock price volatility	248%
Expected dividend payout	–
Expected option in life-years	1.0

As of March 31 2015, derivative liability for this note is $33,243 and the change of derivative liability for the three months ended March 31, 2015 was $33,243.

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

18

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

9. RELATED PARTY TRANSACTIONS

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder.  The debentures carry a one year term.  The debentures were issued in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013.  Both debentures are convertible into common stock at a conversion price of the lower of $0.10 (subject to adjustments for the events of stock splits, stock dividends and similar transactions) or 80% of the previous day’s market price of common stock.

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

Change in derivative liability for convertible debenture for the three months ended March 31, 2015 and 2014, was $33,243 and $0 respectively.

Net Income

For the reasons stated above, our operating loss for the three months ended March 31, 2015 was $174,640 compared to an operating loss of $158,066 for the three months ended March 31, 2014. The increase in operating loss of $16,574 is primarily the result of increased amortization expense (partially offset by a decrease in our selling, general and administrative expenses) as detailed above. We had a net loss of $209,880, or $.00 per share, for the three months ended March 31, 2015, a decrease of $970,810 compared to net income of $760,930 (due to a change in the fair value of our derivative liability), or $0.02 per share, for the three months ended March 31, 2014.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $512,714, inventory of $23,096, merchant services reserve of $2,939, and accounts receivable of $4,938.  Net cash used in operating activities for the three months ended March 31, 215 was approximately $143,456. Current liabilities of $168,733 consisted of: $49,886 for accounts payable and accrued liabilities, deferred revenues of $1,018, convertible debenture of $84,586 and derivative liability of $33,243. As of March 31, 2015, we have net working capital of $374,954.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $209,880 for the three months ended March 31 2015 and had an accumulated deficit of $27,564,423 as of March 31, 2015. The Company has net working capital of $374,954 as of March 31, 2015.

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

MEDEFILE INTERNATIONAL, INC.

December 22, 2015	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

