Form 10-Q/A
period 2015-06-30
Medefile International, Inc.
filed 2015-12-23
CIK 842013

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the period ended June 30, 2015, amends our Quarterly Report on Form 10-Q for the period ended June 30, 2015, which was originally filed with the Securities and Exchange Commission on August 12, 2012 (the “Original 10-Q”) This amendment is being filed solely to restate the financial statements as of and for the quarter ended June 30, 2015 and the six months ended June 30, 2015 for a failure to properly account for the derivative liability on a convertible note. Except with respect to the financial statements, and corresponding changes to Management’s Discussion and Analysis of Financial Condition and Financial Statement and Note of Operations, the Original 10-Q has not been amended, updated or otherwise modified.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Medefile International, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
	(Restated)
Assets
Current assets
Cash	$290,804	$36,170
Accounts receivable	3,926	5,425
Inventory	22,816	23,412
Merchant services reserve	2,938	2,939
Prepaid expense	-	5,709
Total current assets	320,484	73,655

Website development, net of accumulated amortization	221,494	265,792
Furniture and equipment, net of accumulated depreciation	-	-
Total assets	$541,978	$339,447

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$48,298	$47,697
Convertible debenture	14,931	122,538
Deferred revenues	902	684
Derivative liability - convertible debenture	3,030	-
Derivative liability - warrants	-	51
Total Current Liabilities	67,161	170,970

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 572,953,672 and 225,836,554 shares issued and outstanding on June 30, 2015 and December 31, 2014, respectively	57,295	22,583
Additional paid in capital	28,166,805	27,430,517
Common stock to be issued	69,920	69,920
Accumulated deficit	(27,819,203)	(27,354,543)
Total stockholders' (deficit)	474,817	168,477
Total liability and stockholders'(deficit)	$541,978	$339,447

The accompanying notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Restated)		(Restated)
Revenue	12,742	26,536	25,330	42,468
Cost of goods sold	279	301	595	581

Gross profit	12,463	26,235	24,735	41,887

Operating expenses
Selling, general and administrative expenses	274,118	127,078	439,724	300,723
Depreciation and amortization expenses	22,149	307	44,299	412
Total operating expenses	296,267	127,385	484,023	301,135

Loss from operations	(283,804)	(101,150)	(459,288)	(259,248)

Other income (expenses)
Interest expense - convertible note	(352)	(2,836)	(2,393)	(5,573)
Interest expense - discount on convertible note	-	(27,424)	-	(54,548)
Change of derivative liabilities - convertible debenture	30,213	-	(3,030)	-
Change of derivative liabilities - warrants	-	103,264	51	1,052,121
Total other income (expense)	29,861	73,004	(5,372)	992,000

Gain (loss) before income tax	(253,943)	(28,146)	(464,660)	732,752
Provision for income tax
Net income (loss)	$(253,943)	$(28,146)	$(464,660)	$732,752

Net loss per share: basic	$(0.00)	$(0.00)	$(0.00)	$0.01

Net loss per share: diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average share outstanding: basic	275,365,725	67,162,073	409,742,460	85,691,810

Weighted average share outstanding: diluted	275,552,363	67,422,312	409,929,098	85,952,049

The accompanying notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc.

Consolidated Statement of Stockholders' Equity

	Preferred		Common Stock			Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance December 31, 2012	-	$-	11,413,189	$1,141	$23,886,499	$-	$(29,123,348)	$(5,235,708)

Common stock sale			17,421,429	1,742	913,258			915,000
Adjustment to derivative liability					2,190,460			2,190,460
Convertible debenture discount					110,000			110,000
Common stock issued for anti-dilution			11,872,281	1,187	(1,187)			-
Common stock payable						69,920		69,920
Net income							1,427,251	1,427,251
Balance December 31, 2013	-	-	40,706,899	4,070	27,099,030	69,920	(27,696,097)	(523,077)

Common stock issued for anti-dilution			150,129,655	15,013	(15,013)			-
Common stock sale			35,000,000	3,500	346,500			350,000

Net Income							341,554	341,554
Balance December 31, 2014	-	$-	225,836,554	$22,583	$27,430,517	$69,920	$(27,354,543)	$168,477

Sale of common stock			279,099,100	27,910	592,090			620,000
Stock based compensation			50,000,000	5,000	106,000			111,000
Stock issued for debt conversion			18,018,018	1,802	38,198			40,000

Net income							(464,660)	(464,660)
Balance June 30, 2015 (Restated)	-	$-	572,953,672	$57,295	$28,166,805	$69,920	$(27,819,203)	$474,817

The accompanying notes are an integral part of these condensed consolidated financial statements

Medefile International, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2015	2014
	(Restated)
Cash flows from operating activities
Net income	$(464,660)	$732,752
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	412
Amortization	44,299	-
Interest expense - discount on convertible debenture	-	54,548
Stock based compensation	111,000	-
Change in derivative liability - convertible debenture	3,030	-
(Gain) loss in fair value of derivative liabilities - warrants	(51)	(1,052,121)
Changes in operating assets and liabilities
Accounts receivable	1,499	(1,122)
Inventory	596	581
Prepaid insurance	5,709	(3,200)
Accounts payable and accrued liabilities	601	(27,887)
Accrued interest - convertible debenture	2,393	5,573
Merchant service reserves	-	12,405
Deferred revenue	218	(1,232)
Net Cash used in operating activities	(295,366)	(279,291)

Cash flows from investing activities
Website development	-	(4,452)
Net cash used in investing activities	-	(4,452)

Cash flow from financing activities
Proceeds from promissory note	-	50,000
Payment on convertible note	(70,000)
Proceeds from common stock subscriptions	620,000	-
Net cash provided by financing activities	550,000	50,000

Net increase (decrease) in cash and cash equivalents	254,634	(233,743)
Cash and cash equivalents at beginning of period	36,170	266,843
Cash and cash equivalents at end of period	$290,804	$33,100

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Stock issued for conversion of debt	$40,000	$-

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

The company assessed the fair value of the conversion option using the Black Scholes pricing model and recorded a derivative liability for the value. The adjustment for this valuation to Derivative Liability is $3,030. An adjustment to change in fair value of derivative liability is a gain of $30,213 for the quarter ended June 30, 2015 loss of $3,030 for the six months ended June 30, 2015.

During the first quarter of 2015, the company recognized a change in derivative for the convertible debenture in amount of $33,243, the resulting derivative liability balance at March 31, 2015 is $33,243. During the second quarter 2015 the Company recognized a gain on the derivative liability of $30,213, the resulting derivative liability as of June 30, 2015 is $3,030.

The following table provides additional details regarding the changes to the balance sheet, statement of operations and statement of cash flows as of and for the three and six months ended June 30, 2015

	Original		Restated
	June 30,	Restatement	June 30,
	2015	Adjustments	2015
Assets
Current assets
Cash	$290,804	-	$290,804
Accounts receivable	3,926	-	3,926
Inventory	22,816	-	22,816
Merchant services reserve	2,938	-	2,938
Prepaid expense	-	-	-
Total current assets	320,484		320,484

Website development, net of accumulated amortization	221,494	-	221,494
Furniture and equipment, net of accumulated depreciation	-	-	-
Total assets	$541,978		$541,978

Liabilities and Stockholders' (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$48,298	-	$48,298
Convertible debenture - net of discount	14,931	-	14,931
Deferred revenues	902	-	902
Derivative liability - convertible debenture	-	3,030	3,030
Derivative liability	-	-	-
Total Current Liabilities	64,131		67,161

Stockholders' (Deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 572,953,672 shares issued and outstanding	57,295	-	57,295
Additional paid in capital	28,166,805	-	28,166,805
Common stock to be issued	69,920	-	69,920
Accumulated deficit	(27,816,173)	(3,030)	(27,819,203)
Total stockholders' (deficit)	477,847		474,817
Total liability and stockholders'(deficit)	$541,978		$541,978

	For the		For the
	three months		three months
	ended		ended
	June 30,	Restatement	June 30,
	2014	Adjustments	2015
Revenue	12,742	-	12,742
Cost of goods sold	279	-	279

Gross profit	12,463		12,463

Operating expenses
Selling, general and administrative expenses	274,118	-	274,118
Depreciation and amortization expenses	22,149	-	22,149
Total operating expenses	296,267		296,267

Loss from operations	(283,804)		(283,804)

Other income (expenses)
Interest expense - convertible note	(352)	-	(352)
Interest expense - discount on convertible note	-	-	-
Change of derivative liabilities - convertible debenture	-	30,213	30,213
Change of derivative liabilities - warrants	-	-	-
Total other income (expense)	(352)		29,861

Gain (loss) before income tax	(284,156)		(253,943)
Provision for income tax
Net income (loss)	$(284,156)		$(253,943)

Net loss per share: basic	$(0.00)		$(0.00)

Net loss per share: diluted	$(0.00)

Weighted average share outstanding: basic	275,365,725		67,162,073

Weighted average share outstanding: diluted	275,552,363		-

	For the		For the
	six months		six months
	ended		ended
	June 30,	Restatement	June 30,
	2015	Adjustments	2015
Revenue	25,330	-	25,330
Cost of goods sold	595	-	595

Gross profit	24,735		24,735

Operating expenses
Selling, general and administrative expenses	439,724	-	439,724
Depreciation and amortization expenses	44,299	-	44,299
Total operating expenses	484,023		484,023

Loss from operations	(459,288)		(459,288)

Other income (expenses)
Interest expense - convertible note	(2,393)	-	(2,393)
Interest expense - discount on convertible note	-	-	-
Change in derivative liability - convertible debentures	-	(3,030)	(3,030)
Change of derivative liabilities	51	-	51
Total other income (expense)	(2,342)		(5,372)

Gain (loss) before income tax	(461,630)		(464,660)
Provision for income tax
Net income (loss)	$(461,630)		$(464,660)

Net loss per share: basic	$(0.00)		$(0.01)

Net loss per share: diluted	$(0.00)

Weighted average share outstanding: basic	409,742,460		85,691,810

Weighted average share outstanding: diluted	409,929,098

	For the		For the
	six months		six months
	ended		ended
	June 30,	Restatement	June 30,
	2015	Adjustments	2015
Cash flows from operating activities
Net income	$(461,630)	(3,030)	$(464,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	-
Amortization	44,299	-	44,299
Interest expense - discount on convertible debenture	-	-	-
Stock based compensation	111,000	-	111,000
Change in derivative liability - convertible debenture	-	3,030	3,030
(Gain) loss in fair value of derivative liabilities	(51)	-	(51)
Changes in operating assets and liabilities			-
Accounts receivable	1,499	-	1,499
Inventory	596	-	596
Prepaid insurance	5,709	-	5,709
Accounts payable and accrued liabilities	601	-	601
Accrued interest - convertible debenture	2,393	-	2,393
Merchant service reserves	-	-	-
Deferred revenue	218	-	218
Net Cash used in operating activities	(295,366)		(295,366)

Cash flows from investing activities
Website development	-	-	-
Net cash used in investing activities	-		-

Cash flow from financing activities
Proceeds from promissory note	-	-	-
Payment on convertible note	(70,000)	-	(70,000)
Proceeds from common stock subscriptions	620,000	-	620,000
Net cash provided by financing activities	550,000		550,000

Net increase (decrease) in cash and cash equivalents	254,634		254,634
Cash and cash equivalents at beginning of period	36,170		36,170
Cash and cash equivalents at end of period	$290,804		$290,804

Supplemental disclosure of cash flow information
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

Stock issued for conversion of debt	$40,000		$40,000

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported an operating loss of $459,288 and a net loss of $464,660 for the six months ended June 30, 2015. During the comparable six month period of 2014, the Company had an operating loss of $259,248 and net income of $732,752 (as a result of the change in the valuation of the Company’s warrant derivative). The Company had an accumulated deficit of $27,819,203 as of June 30, 2015. The Company has working capital of $253,323 as of June 30, 2015.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Website development	$–	$–	$221,494	$221,494
Total	$–	$–	$221,494	$221,494
Liabilities
Derivative liability – convertible debenture	$-	$-	$3,030	$3,030
Deferred Revenues	902	–	–	902
Total	$902	$–	$3,030	$3,932

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

5. CONVERTIBLE DEBENTURES – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder. The debentures carry a one year term. The debentures were issued in the amounts of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. Both debentures are convertible into common stock at a conversion price of the lower of $0.10 (subject to adjustments for the events of stock splits, stock dividends and similar transaction) or 80% of the previous day’s market price of common stock.

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

The Company assesses the fair value of the conversion option using the Black Scholes pricing model and records a derivative expense and a corresponding derivative liability for the value. The Company then assesses the fair value of the derivative quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using daily pricing observations for recent periods that correspond to the expected life of the notes. The risk-free interest rate is based on U.S. Treasury securities rates.

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

June 30, 2015
Risk-free interest rate at grant date	.28%
Expected stock price volatility	161%
Expected dividend payout	–
Expected option in life-years	.75

As of June 30 2015, derivative liability for this note is $3,030 and the change of derivative liability for the quarter ended June 30, 2015 was $30,213 and for the six months ended June 30, 2015 was $3,030.

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

19

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

Other Warrants

Transactions involving warrants are summarized as follows:

`	Number of Warrants	Weighted- Average Price Per Share
Outstanding at December 31, 2013	29,000	30.07
Granted	–	–
Exercised	27,000	25.00
Canceled or expired	–	–
Outstanding at December 31, 2014	2,000	$50.00
Granted	–	–
Exercised	-2,000	-2,000
Canceled or expired	–	–
Outstanding at June 30, 2015	–	$–

9. RELATED PARTY TRANSACTIONS

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder. The debentures carry a one year term. The debentures were issued in the amounts of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. Both debentures are convertible into common stock at a conversion price of the lower of $0.10 (subject to adjustments for the events of stock splits, stock dividends and similar transaction) or 80% of the previous day’s market price of common stock.

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

Interest expense on the discount for convertible notes for the three months ended June 30, 2015 and 2014 was $0 and $27,424 respectively. The conversion feature of the debentures allows the note to be converted at a share price of the higher of $2.00 (as adjusted for the Company’s twenty-for-one reverse split of its common stock effected on July 6, 2015) or 80% of the previous day’s market trading price of common stock.

Change in derivative liability for convertible debenture for the three months ended June 30, 2015 and 2014, was a gain of $30,213 and $0 respectively.

Net Loss

For the reasons stated above, our operating loss for the three months ended June 30, 2015 was $283,804 compared to an operating loss of $101,150 for the three months ended June 30, 2014. The increase in operating loss of $182,254 is primarily the result of an increase in our general and administrative and compensation expenses and increased amortization expense as detailed above. We had a net loss of $253,943, or $(0.00) per share, for the three months ended June 30, 2015, compared to a net loss of $28,146, or $(0.00) per share, for the three months ended June 30, 2014. We had a change in the fair value of derivative liability of warrants of $0 for the three months ended June 30, 2015 and $103,264 for the three months ended June 30, 2014.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2015 totaled $439,724, an increase of $139,001 or approximately 46.2% compared to selling, general and administrative expenses of $300,723 for the six months ended June 30, 2014. The increase was due mainly to increased payroll, legal expense and consulting fees. There was a stock based compensation expense in the amount of $111,000 during the three months ended June 30, 2015.

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

Interest expense on the discount for convertible notes for the six months ended June 30, 2015 and 2014 was $0 and $54,548 respectively. The conversion feature of the debentures allows the note to be converted at a share price of the higher of $2.00 (as adjusted for the Company’s twenty-for-one reverse split of its common stock effected on July 6, 2015) or 80% of the previous day’s market trading price of common stock.

Change in derivative liability for convertible debenture for the six months ended June 30, 2015 and 2014, was $3,030 and $0 respectively.

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2015 was $464,660, or $(0.00) per share, a decrease of $1,197,412 compared to net income for the six months ended June 30, 2014 of $732,752, or $0.01 per share. The significant change is directly related to adjustments in the fair value of our derivative liability. Our operating loss for the six months ended June 30, 2015 was $459,288 compared to an operating loss of $259,248 for the six months ended June 30, 2014. The increase in operating loss of $200,040 is primarily the result of an increase in our general and administrative and compensation expenses and increased amortization expense as detailed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $290,804, inventory of $22,816, merchant services reserve of $2,938, and accounts receivable of $3,926. Net cash used in operating activities for the six months ended June 30, 2015 was approximately $295,366. Our current liabilities as of June 30, 2015 of $67,161 consisted of: $48,298 for accounts payable and accrued liabilities, deferred revenues of $902, convertible debenture of $14,931 and derivative liability on convertible debenture of $3,030. We have net working capital of $253,323 as of June 30, 2015.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $464,660 for the six months ended June 30 2015 and had an accumulated deficit of $27,819,203 as of June 30, 2015.

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

