Form 10-K
period 2015-12-31
Medefile International, Inc.
filed 2016-04-26
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2015

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

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of June 30, 2015, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last closing price of our common stock of $0.10 was approximately $1,850,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of April 20, 2016, was 28,756,010.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Members

As of December 31, 2015, MedeFile had approximately 21,991 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

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

Employees

From our inception through the period ended December 31, 2015, we have primarily relied on the services of outside consultants.  As of December 31, 2015, MedeFile had a total of 3 full time employees and 3 consultants. We believe our relations with our employees are favorable.

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

We incurred a net loss of $1,156,856, for the year ended December 31, 2015. As of December 31, 2015, we have an accumulated deficit of $28,511,399.

In the event that we are unable to secure additional funding to cover our expenses, in order to preserve cash, we would be required to reduce expenditures and effect reductions in our corporate infrastructure, either of which could have a material adverse effect on our ability to continue our current level of operations. There can be no assurances that any such additional funding can be obtained on terms acceptable to us, if at all. If we were not able to generate sufficient capital, either from operations or through additional debt or equity financing, to fund our current operations, we would be forced to significantly reduce or delay our plans for continued research and development and expansion. This could significantly reduce the value of our securities.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise operating and liquidity concerns and substantial doubt about the Company's ability to continue as a going concern.

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

RISKS RELATED TO OUR COMMON STOCK

There is a limited market for our common stock which may make it more difficult for shareholders to dispose of their shares.

Our common stock is quoted on the OTCQB under the symbol “MDFI”. However, this is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange, and there has been limited reported trading to date in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

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

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record who are not accredited investors (or more than 2,000 persons in total) and $10 million in assets, in accordance with Section 12(g) of the Exchange Act). As a result, although we are required to file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common stock is not registered under the Exchange Act, we are not subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the Securities and Exchange Commission (“SEC”) a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through periodic reports we file under the Exchange Act or registration statements we file under the Securities Act.  Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

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

 Our future capital requirements will depend on many factors, including cash flow from operations, progress in our present operations, competing market developments, and our ability to market our products successfully. We will need to raise additional funds through equity or debt financings. Any equity financings could result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on terms unfavorable to us. If we are unable to raise adequate funds, we may be required to reduce or curtail operations.

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

Item 3. Legal Proceedings.

The Company is not party to, and the Company’s property is not the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTCQB under the symbol MDFI.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 03/31/14	$0.50	$0.10
Quarter ended 06/30/14	$0.14	$0.01
Quarter ended 09/30/14	$0.05	$0.03
Quarter ended 12/31/14	$0.05	$0.01
Quarter ended 03/31/15	$2.25	$0.40
Quarter ended 06/30/15	$0.71	$0.10
Quarter ended 09/30/15	$0.10	$0.10
Quarter ended 12/31/15	$0.16	$0.08

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 31, 2016, there were approximately 1,077 holders of record of the Company's common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events, except as may be required under applicable securities laws. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. More information about potential factors that could affect our business and financial results is included in the section entitled "Risk Factors"

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

Revenues

Revenues for the year ended December 31, 2015 totaled $45,120 compared to revenues of $75,988 during the year ended December 31, 2014.   The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2015 totaled $810,582, an increase of $160,266 or approximately 25% compared to selling, general and administrative expenses of $650,316 for the year ended December 31, 2014. Overall there was an increase in the total selling, general and administrative due mainly to increased payroll, legal expense and consulting fees.

Depreciation Expense

Depreciation expense totaled $0 for the year ended December 31, 2015, compared to depreciation expense of $413 during the year ended December 31, 2014. The decrease in depreciation was due to assets being fully depreciated.

Amortization Expense

Amortization expense for the year ended December 31, 2015 totaled $88,597, compared to $1,339 for the year ended December 31, 2014. Amortization expense is the expensing of the website development during 2014. Amortization expense for 2014 was for the write off of an intangible asset.

Interest Expense

Interest expense on convertible debentures for the year ended December 31, 2015 and 2014, was $3,566 and $11,525 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% interest rate. Interest expense decreased due to lower note payable balance from partial repayment of note.

Interest expense on the discount for convertible notes for the year ended December 31, 2015 and 2014 was $0 and $101,836 respectively. The conversion feature of the debentures allows the note to be converted at a share price of the lower of $1.00 or 80% of the previous day’s closing price. Discount was fully expensed at the end of 2014.

Other Expense

Loss on change in fair value of derivate liabilities for the year ended December 31, 2015 was ($61,553) compared to a gain of $1,062,090 for the year ended December 31, 2014.

Loss on write-off of inventory for the year ended December 31, 2015 was $22,228 compared to $30,000 for the year ended December 31, 2014.

Loss on conversion of debt for the year ended December 31, 2015, was $32,072 compared to $0 for the year ended December 31, 2014.

Impairment of Website

Impairment of website for the years ended December 31, 2015 and 2014, totaled $182,195 and $0, respectively. The impairment was due to the website failing to meet anticipated earnings.

Net Income (Loss)

For the reasons stated above, our net loss the for year ended December 31, 2015 was $1,156,856, or $0.04 per share, a decrease of $1,498,410, compared to net income of $341,554, or $0.08 per share, during the year ended December 31, 2014. The significant change is directly related to adjustments in the fair value of our derivative liability and an increase in our general and administrative and compensation expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $38,371, merchant services reserve of $2,938, and accounts receivable of $4,965.  Net cash used in operating activities for the year ended December 31, 2015 was approximately $542,799. Current liabilities of $50,044 consisted of $14,857 for accounts payable and accrued liabilities, deferred revenues of $439, derivative liability of $19,067, and convertible debentures (net of discount) of $15,681. We have a net negative working capital of $3,770.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $1,156,856 for the year ended December 31, 2015 and net income of $341,554 for the year ended December 31, 2014, and had an accumulated deficit of $28,511,399 as of December 31, 2015. The Company has a net negative working capital of $3,770 as of December 31, 2015.

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

We do not have any off balance sheet arrangements as of December 31, 2015 or as of the date of this report.

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

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups and fees charged for copying medical records. The Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Item 8. Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

MedeFile International, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of MedeFile International, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MedeFile International, Inc. and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and recurring net losses. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 26, 2016

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medefile International, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ RBSM LLP

April 2, 2015

Las Vegas, Nevada

MedeFile International, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
Assets
Current assets
Cash	$38,371	$36,170
Accounts receivable	4,965	5,425
Inventory	-	23,412
Merchant services reserve	2,938	2,939
Prepaid expense	-	5,709
Total current assets	46,274	73,655

Website development, net of accumulated amortization	-	265,792
Total assets	$46,274	$339,447

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	14,857	$47,697
Convertible debenture - related party - net of unamortized discount	15,681	122,538
Deferred revenues	439	684
Derivative liability convertible note	19,067	-
Derivative liability warrants	-	51
Total current liabilities	50,044	170,970

Stockholders' equity (deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized,
no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized;
28,756,010 and 11,298,071 shares issued and outstanding on
December 31, 2015 and 2014, respectively	2,875	1,129
Additional paid-in capital	28,504,754	27,451,971
Common stock to be issued	-	69,920
Accumulated deficit	(28,511,399)	(27,354,543)
Total stockholders' equity (deficit)	(3,770)	168,477
Total liabilities and stockholders' equity (deficit)	$46,274	$339,447

The accompanying notes are an integral part of these audited consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2015	2014
Revenue	$45,120	$75,988
Cost of revenue
Loss on write-off of inventory	22,228	30,000
Cost of revenue	1,183	1,095

Gross profit	21,709	44,893

Operating expenses
Selling, general and administrative expenses	810,582	650,316
Loss on impairment of website development	182,195	-
Depreciation and amortization expenses	88,597	1,752
Total operating expenses	1,081,374	652,068

Loss from operations	(1,059,665)	(607,175)

Other income (expenses)
Interest expense - convertible note - related party	(3,566)	(11,525)
Interest expense - discount on convertible note - related party	-	(101,836)
Loss on conversion of debt	(32,072)	-
Change in fair value of derivative liabilities	(61,553)	1,062,090
Total other income (expense)	(97,191)	948,729

Net income (loss)	$(1,156,856)	$341,554
Net income (loss) per share: basic	$(0.04)	$0.08
Net income (loss) per share: diluted	$(0.04)	$(0.08)
Weighted average share outstanding: basic	26,793,559	4,031,312
Weighted average share outstanding: diluted	26,793,559	5,237,516

The accompanying notes are an integral part of these audited consolidated financial statements.

Medefile International, Inc.

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred		Common Stock			Common
	Shares	Par	Shares	Par		Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	APIC	Payable	Deficit	Total
Balance December 31, 2013	-	-	2,041,534	204	27,102,896	69,920	(27,696,097)	(523,077)

Common stock issued for anti-dilution	-	-	7,506,483	750	(750)	-	-	-
Common stock sale	-	-	1,750,000	175	349,825	-	-	350,000
Net Income	-	-	-	-	-	-	341,554	341,554
Balance December 31, 2014	-	$-	11,298,017	$1,129	$27,451,971	$69,920	$(27,354,543)	$168,477

Sale of common stock	-	-	13,954,955	1,395	618,605	-	-	620,000
Stock based compensation	-	-	2,500,000	250	249,750	-	-	250,000
Stock issued for debt conversion	-	-	900,901	91	71,981	-	-	72,072
Common stock issued for stock payable	-	-	102,137	10	69,910	(69,920)	-	-
Resolution of derivative liabilities	-	-	-	-	42,537	-	-	42,537
Net loss	-	-	-	-	-	-	(1,156,856)	(1,156,856)
Balance December 31, 2015	-	$-	28,756,010	$2,875	$28,504,754	$-	$(28,511,399)	$(3,770)

The accompanying notes are an integral part of these audited consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(1,156,856)	$341,554
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	413
Amortization	88,597	1,339
Interest expense - discount on convertible debenture	-	101,836
Loss on write-off of inventory	22,228	(30,000)
Loss on impairment of website development	182,195	-
Stock based compensation	250,000	-
Loss on conversion of debt	32,072	-
Change in fair value of derivative liabilities	61,553	(1,062,090)
Changes in operating assets and liabilities
Accounts receivable	461	(2,511)
Inventory	1,184	61,095
Prepaid expense	5,709	(4,652)
Accounts payable and accrued liabilities	(32,840)	(5,218)
Accrued interest - convertible debenture	3,143	11,525
Merchant service reserves	-	11,879
Deferred revenue	(245)	(1,391)
Net cash used in operating activities	(542,799)	(576,221)

Cash flows from investing activities
Website development	(5,000)	(4,452)
Net cash used in investing activities	(5,000)	(4,452)

Cash flow from financing activities
Payment on convertible note - related party	(70,000)	-
Proceeds from common stock subscriptions	620,000	350,000
Net cash provided by financing activities	550,000	350,000

Net increase (decrease) in cash and cash equivalents	2,201	(230,673)
Cash and cash equivalents at beginning of period	36,170	266,843
Cash and cash equivalents at end of period	$38,371	$36,170

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Resolution of derivative liabilities	$42,537	$-
Common stock issued for stock payable	$69,920	$-
Stock issued for conversion of debt	$40,000	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,156,856 for the year ended December 31, 2015. During the comparable year ended 2014, the Company had a net income of $341,554, as a direct result of the change in valuation of the Company’s derivative. The Company had an accumulated deficit of $28,511,399 as of December 31, 2015.  The Company has negative working capital of $3,770 as of December 31, 2015.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2015 and 2014 of approximately $0 and $0 respectively.

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

Website Development

The Company's policy is to capitalize website development costs at original cost and amortize the balance over the life of the product. The life of website is determined at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable. During 2015, all website development costs were impaired resulting in a loss of $182,195.

The Company expenses all development costs associated with the conceptual formulation and evaluation of alternatives until the application development stage has been reached. Costs to improve or support the technology are expensed as these costs are incurred.

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups and through fees charges for copying medical records. The Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months' revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable. At December 31, 2015 and December 31, 2014, deferred revenue totaled $439 and $684, respectively.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below as of December 31, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Liabilities
Derivative Liability	-	-	19,067	19,067
Total	$-	$-	$19,067	$19,067

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

Inventory

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. For the year ended December 31, 2015 the Company had an inventory write off of $22,228. For the year ended December 31, 2014 the Company had an inventory write off of $30,000.

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

3. WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2015	December 31, 2014
Website development	$328,738	$324,285
Additional development	5,000	4,453
Impairment of website	(182,195)	-
Accumulated amortization	(151,543)	(62,946)
Net website development	$-	$265,792

During May 2012 the Company began redesigning its website.  Amortization is calculated over a three-year period. Amortization expense for the year ending December 31, 2015 and 2014 is $88,597 and $62,946, respectively. The Company recognized an impairment of the website in the amount of $182,195, as of December 31, 2015.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31, 2015	December 31, 2014
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,904)	(207,904)
Net furniture and equipment	$-	$-

Depreciation is calculated by using the straight-line method over the estimated useful life.  Depreciation expense totaled $0 and $413 for the year ended December 31, 2015 and 2014, respectively.

5. CONVERTIBLE DEBENTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder. The debentures carry a one year term. The debentures were issued in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. Both debentures have a conversion feature at a share price of the lower of $1.00 or 80% of the previous day’s closing price. The Company recognized a beneficial conversion feature (BCF) due to the intrinsic value of the conversion rate compared to the market price of the common stock as of the grant date. A discount is computed based on the share value at the time of issuance and amortized over the period of the debenture. During the year ended December 31, 2015, the lender converted $40,000 of the note principal and the Company made a payment of $70,000.

	December 31, 2015	December 31, 2014
Convertible debenture – related party	$122,538	$122,538
Conversion	(40,000)	-
Repayment	(70,000)	-
Accumulated Interest	3,143	-
Convertible debenture, net of unamortized discount	$15,681	$122,538

6. DERIVATIVE LIABILITIES

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

Warrant liability for the outstanding warrants amounted to $0 for the year ending December 31, 2015, compared to $51 for the year ended December 31, 2014. As of December 31, 2015, these warrants include the following:

Warrants granted during April 2012 in connection with the sale of 5,000 shares of the Company’s preferred stock to a significant shareholder and brother of the then-Chief Executive Officer with the right to purchase up to 10,000 shares of the Company’s common stock with an exercise price of $10. Fair value was determined using the following variables:

	Grant Date	December 31, 2015
Risk-free interest rate at grant date	0.64%	0.00%
Expected stock price volatility	174.3%	143.1%
Expected dividend payout	-	-
Expected option in life-years	4	1.28

Warrants granted during April 2012 in connection with the sale of 50,000 shares of the Company’s common stock with an exercise price of $10.

	Grant Date	December 31, 2014
Risk-free interest rate at grant date	0.63%	0.00%
Expected stock price volatility	174.8%	143.1%
Expected dividend payout	-	-
Expected option in life-years	4	1.3

Transactions involving warrants with ratchet provisions are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	150,426	$10
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Additional due to ratchet trigger	-	-
Outstanding at December 31, 2014	150,426	10
Granted	-	-
Exercised	-	-
Canceled or expired	90,426	10
Addition due to ratchet trigger	-	-
Outstanding at December 31, 2015	60,000	$10

During the years ended December 31, 2014 and December 31, 2015, the warrant liability consisted of the following:

	December 31, 2015	December 31, 2014
Warrant liability (beginning balance)	$51	$1,062,141
Additional liability due to new grants	-	-
Loss (gain) on changes in fair market value of warrant liability	1,220	(1,062,090)
Net warrant liability	$1,271	$51

Change in fair market value of warrant liability resulted in a loss of $1,220 and a gain of $1,062,090 for the years ended December 31, 2015 and 2014, respectively

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder. The debentures carry a one year term. The debentures were issued in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. Both debentures have a conversion feature at a share price of the lower of $1.00 or 80% of the previous day’s closing price

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative expense for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss. The Company uses expected volatility based primarily on historical volatility using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during 2015:

December 31, 2015
Risk-free interest rate at grant date	.08%
Expected stock price volatility	190%
Expected dividend payout	-
Expected option in life-years	.50

As of December 31, 2015, the fair value of the derivative liability for this note is $17,796 and the change in the fair value for the derivative liability was a loss of $60,333 for the year ended December 31, 2015. $40,000 of the note was converted to common stock during 2015 resulting in the resolution of derivative liabilities of $42,537 which was reclassified as additional paid-in capital.

7. EQUITY

Common Stock

On October 8, 2012, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which (i) the Company effected a 5,000-to-1 reverse split of its common stock and (ii) the number of authorized shares of the Company’s common stock decreased from 75,000,000,000 to 100,000,000. The market effective date of the reverse split was October 9, 2012. The effect of the stock split has been applied retroactively. On December 19, 2013 the Company increased its authorized shares of common stock from 100,000,000 to 500,000,000. On February 10, 2015 the Company increased its authorized shares of common stock from 500,000,000 to 700,000,000. On July 6, 2015, the Company effected a 20-to-1 reverse split of its common stock. The effect of the stock split has been applied retroactively.

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

2015

During the first quarter of 2015, the Company issued an aggregate of 13,954,955 shares of common stock to purchasers under the securities purchase agreements entered into by the Company in January and February 2015 for an aggregate price of $620,000, at $0.0445 per share

On March 18, 2015 the Company issued 900,901 shares of common stock in exchange for $40,000 of debt owed by the Company. The Company recognized a loss on the conversion of $32,072 and a resolution of derivative liabilities of $42,537 in relation to the derivative for the convertible debt.

On May 11, 2015 the Company issued 2,500,000 shares of common stock to its CEO and a consultant for a total expense of stock based compensation of $250,000.

During 2015, the Company issued 102,137 common shares for a stock payable.

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

Other Warrants

Transactions involving warrants (excluding those that include ratchets as discussed above) are summarized as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2013	1,450	600
Granted	-	-
Exercised	1,350	500
Canceled or expired	-	-
Outstanding at December 31, 2014	100	$1,000
Granted	-	-
Exercised	-	-
Canceled or expired	(100)	(2,000)
Outstanding at December 31, 2015	-	$-

8. INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The Company is subject to US taxes. Historically, the Company has had no net taxable income, and therefore has paid no income tax.

As of December 31, 2015 and 2014, the Company had a net operating loss (NOL) carryforward of approximately $17,105,047 and $16,259,744. The NOL carryforward begins to expire in various years through 2017. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having future taxable income, a full valuation allowance has been established at December 31, 2015  to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31st:

	2015	2014
Deferred tax assets:
Federal deferred tax assets	5,986,766	5,690,910
Valuation allowance	(5,986,766)	(5,690,910)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2015 and 2014 was $5,986,766 and $5,690,910, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2015 and 2014, and recorded a full valuation allowance.

9. RELATED PARTY TRANSACTIONS

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder. See Note 5.

10. SUBSEQUENT EVENTS

The Company entered into a two 7% Promissory Notes with a term of four months, with a significant shareholder. Each note is in the amount of $50,000 with funds received February 8, 2016 and March 30, 2016.

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

Management, with the participation of our principal executive and financial officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation management concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management concluded that the design and operation of our disclosure controls and procedures are not effective because the following material weaknesses exist:

●	Our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.
●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.
●	Documentation of all proper accounting procedures is not yet complete.
●	Lack of a control to ensure revenue is recognized only upon delivery of the goods or services.
●	Lack of a control to ensure liabilities are recognized in the correct period.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

●	Increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Officers and Corporate Governance.

The following tables set forth certain information with respect to our directors and officers. The following persons serve as our directors and executive officers:

Name	Age	Position
Niquana Noel	34	Chairwoman, President and Chief Executive Officer
Michael S. Delin	51	Director
Frank Jakovac	65	Director

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

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended December 31, 2015 and 2014, of our Chief Executive Officer. There were no other executive officers whose total annual compensation exceeded $100,000 during the years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kevin Hauser (1)	2015	-	-	-	-	-	-	-	-
President and CEO	2014	7,292	-	-	-	-	-	-	7,292

Niquana Noel	2015	100,000	-	-	-	-	-	-	100,000
President and CEO (2)	2014	93,846	-	-	-	-	-	-	93,846

(1) Mr. Hauser resigned on January 27, 2014.

(2) Ms. Noel was appointed President and CEO on January 28, 2014.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2015

None.

Director Compensation for Year Ending December 31, 2015

The following table sets forth director compensation for the year ended December 31, 2015 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niquana Noel	-	-	-	-	-	-	-
Kevin Hauser (1)	-	-	-	-	-	-	-
Frank Jacovac	-	-	-	-	-	-	-
Michael Delin (2)	-	-	-	-	-	-	-

(1) Kevin Hauser resigned as of January 27, 2014

(2) Does not include $21,000 for accounting services performed for the fiscal year 2015 through a company solely owned by Michael Delin.

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

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 31, 2016.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock (2)

Lyle Hauser(3)	7,890,853	27.5%
Frank Jakovac	-	-
Michael S. Delin	-	-
Niquana Noel	2,250,000	7.9%
All officers and directors as a group (3 persons)	2,250,000	7.9%

(1) Applicable percentage ownership is based on 28,653,873 shares of common stock outstanding as of March 31, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2016 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2016 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Lyle Hauser owns 7,889,869 shares in his individual capacity and 984 shares through Vantage Holding Ltd. Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Company engages a consulting company owned by Michael Delin, a director of the Company. During the years ended December 31, 2015 and 2014, the Company paid $21,000 and $25,000 to this company for services provided.

Director Independence

None of our directors is independent as term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

On February 23, 2015, Company was notified by L.L. Bradford & Company, LLC (“L.L. Bradford”) that L.L. Bradford resigned as the Company’s independent registered public accounting firm, and the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm. On February 24, 2016, the Company dismissed RBSM and engaged MaloneBailey LLP (“Malone Bailey”) as the Company’s independent registered public accounting firm. The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2015 and 2014

	2015	2014

Audit Fees	$8,000	$36,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$8,000	$36,000

Audit fees. Audit fees represent fees for professional services performed by RBSM and Malone Bailey for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by RBSM and Malone Bailey that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. RBSM and Malone Bailey did not perform any tax compliance services for us during the years ended December 31, 2015 or 2014.

All other fees. RBSM and Malone Bailey did not receive any other fees from us for the years ended December 31, 2015 or 2014.

Item 15. Exhibits.

2.1	Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (as incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to MedeFile International, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (as incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporation be referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to10-K/A filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to8-K filed October 9, 2012)

3.12	Certificate of Amendment to Articles of Incorporation filed December 19, 2015 (incorporated by reference to 8-K filed December 26, 2013)

3.12	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed February 17, 2015)

3.13	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed July 13, 2015)

10.1	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed April 16, 2012)

10.2	Form of Stock Purchase Warrant (incorporated by reference to 8-K filed April 16, 2012)

10.3	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed April 27, 2012)

10.4	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed August 24, 2012)

10.5	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed February 6, 2013)

10.6	Securities Purchase Agreement, dated April 14, 2013 (incorporated by reference to 8-K filed on April 18, 2013)

10.7	Stock Purchase Warrant, dated April 14, 2013 (incorporated by reference to 8-K filed on April 18, 2013)

10.8	Securities Purchase Agreement, dated December 23, 2013 (incorporated by reference to 8-K filed December 26, 2013)

10.9	Note, dated December 26, 2013 (incorporated by reference to 8-K filed on December 26, 2013)

10.10	Amendment No. 1 to Lock-Up Agreement, dated December 23, 2013 (incorporated by reference to 8-K filed on December 26, 2013)

10.11	Securities Purchase Agreement, dated July 1, 2014 (incorporated by reference to 8-K filed July 17, 2014)

10.12	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed March 19, 2015)

16.1	Letter from L.L Bradford & Company, LLC (incorporated by reference to 8-K filed March 2, 2015)

16.2	Letter from RBSM LLP (incorporated by reference to 8-K filed March 21, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 26, 2016	By:	/s/ Niquana Noel
Niquana Noel
President and Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Niquana Noel	President, Chief Executive Officer and Director	April 26, 2016
Niquana Noel	(Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	April 26, 2016
Michael S. Delin

/s/ Frank Jakovac	Director	April 26, 2016
Frank Jakovac