Form 10-Q
period 2016-03-31
Medefile International, Inc.
filed 2016-05-18
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares outstanding of registrant’s common stock, par value $0.0001: 28,756,010 as of May 12 , 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MedeFile International, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets
Cash	$44,323	$38,371
Accounts receivable	-	4,965
Merchant services reserve	2,938	2,938
Total assets	$47,261	$46,274

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$20,052	$14,857
Note payable - related party	100,508	-
Convertible debenture - related party	16,065	15,681
Deferred revenues	560	439
Derivative liability convertible note	13,613	19,067
Total current liabilities	150,798	50,044

Stockholders' equity
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 28,756,010 and 28,756,010 shares issued and outstanding on March 31, 2016 and December 31, 2015, respectively	2,875	2,875
Additional paid-in capital	28,504,754	28,504,754
Accumulated deficit	(28,611,166)	(28,511,399)
Total stockholders' equity	(103,537)	(3,770)
Total liabilities and stockholders' equity	$47,261	$46,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2016	2015
Revenue	$4,995	$13,100

Cost of revenue
Cost of revenue	-	316

Gross profit	4,995	12,784

Operating expenses
Selling, general and administrative expenses	109,323	165,275
Depreciation and amortization expenses	-	22,149
Total operating expenses	109,323	187,424

Loss from operations	(104,328)	(174,640)

Other income (expenses)
Interest expense - convertible note - related party	(893)	(2,048)
Change in fair value of derivative liabilities	5,454	(33,192)
Total other income (expense)	4,561	(35,240)

Net income (loss)	$(99,767)	$(209,880)

Net income (loss) per share: basic and diluted	$(0.00)	$(0.32)

Weighted average share outstanding: basic and diluted	26,793,559	664,743

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	three months	three months
	ended	ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(99,767)	$(209,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	22,149
Change in fair value of derivative liabilities	(5,454)	33,192
Changes in operating assets and liabilities
Accounts receivable	4,965	487
Inventory	-	316
Prepaid expense	-	5,709
Accounts payable and accrued liabilities	5,195	2,189
Accrued interest - convertible debenture	384	2,048
Accrued interest - note payable	508	-
Deferred revenue	121	334
Net cash used in operating activities	(94,048)	(143,456)

Cash flow from financing activities
Proceeds from note payable - related party	100,000	-
Proceeds from common stock subscriptions	-	620,000
Net cash provided by financing activities	100,000	620,000

Net increase (decrease) in cash and cash equivalents	5,952	476,544
Cash and cash equivalents at beginning of period	38,371	36,170
Cash and cash equivalents at end of period	$44,323	$512,714

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Stock issued for conversion of debt	$-	$40,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Medefile International, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $99,767 for the three months ended March 31, 2016 and has negative working capital of $103,537 as of March 31, 2016.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses and working capital deficit raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company's control.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of March 31, 2016 and December 31, 2015 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2016:
Liabilities
Derivative Liabilities	$-	$-	$13,613	$13,613
Total	$-	$-	$13,613	$13,613

December 31, 2015:
Liabilities
Derivative Liabilities	$-	$-	$19,067	$19,067
Total	$-	$-	$19,067	$19,067

Derivative liability as of March 31, 2016 is $13,613, compared to $19,067 as of December 31, 2015.

2. NOTE PAYABLE – RELATED PARTY

During the three months ended March 31, 2016, the Company entered into two unsecured 7% Promissory Notes with a significant shareholder. The notes have a six month tem and are in the amount of $50,000 each.

The changes in notes payable to related party consisted of the following during the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	100,000
Accumulated interest	508
Notes payable – related party at end of period	$100,508

3. CONVERTIBLE DEBENTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one year term. Both debentures have a conversion feature at a share price of the lower of $1.00 or 80% of the previous day’s closing price. During the year ended December 31, 2015, the lender converted $40,000 of the note principal and the Company made a payment of $70,000.

The outstanding notes payable to related party consisted of the following as of March 31, 2016 and December 31, 2015:

Three Months Ended March 31, 2016
Convertible debenture – related party at beginning of period	$15,681
Conversion	-
Repayment	-
Accumulated interest	384
Convertible debenture – related party at end of period	$16,065

4. DERIVATIVE LIABILITIES

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

Transactions involving warrants with ratchet provisions during the three months ended March 31, 2016 are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2015	60,000	$10
Granted	-	-
Exercised	-	-
Canceled or expired		10
Addition due to ratchet trigger	-	-
Outstanding at March 31, 2016	60,000	$10

The fair value of the warrant derivative liabilities was estimated using the Black-Scholes Option Pricing Model and the following assumptions as of March 31, 2016:

March 31, 2016
Risk-free interest rate	0.18%
Expected stock price volatility	269%
Expected dividend payout	-
Expected option in life-years	.05

The change in fair value of the warrant derivative liability consisted of the following during the three months ended March 31, 2016:

March 31, 2016
Warrant liability (beginning fair value)	$1,271
Additional liability due to new grants	-
Loss (gain) on changes in fair market value of warrant liability	(1,271)
Warrant liability (ending fair value)	$-

Change in fair market value of warrant liability resulted in a gain of $1,271 for the three months ended March 31, 2016.

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one year term. Debentures have a conversion feature at a share price of the lower of $1.00 or 80% of the previous day’s closing price.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative liability for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value, and records a corresponding gain or loss (see below for variables used in assessing the fair value).

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the three months ended March 31, 2016:

March 31, 2016
Risk-free interest rate	.08%
Expected stock price volatility	258%
Expected dividend payout	-
Expected option in life-years	.50

The change in fair value of the conversion option derivative liability consisted of the following during the three months ended March 31, 2016:

March 31, 2016
Conversion option liability (beginning fair value)	$17,796
Additional liability due to new grants	-
Loss (gain) on changes in fair market value of warrant liability	(4,183)
Conversion option liability (ending fair value)	$13,613

Change in fair market value of conversion option liability resulted in a gain of $4,183 for the three months ended March 31, 2016.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED March 31, 2016 COMPARED TO THE THREE MONTHS ENDED March 31, 2015

Revenues

Revenues for the three months ended March 31, 2016 totaled $4,995 compared to revenues of $13,100 during the three months ended March 31, 2015.  The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling, general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2016 totaled $109,323, a decrease of $55,952 or approximately 33.9% compared to selling, general and administrative expenses of $165,275 for the three months ended March 31, 2015. The decrease was due mainly to decreased payroll, legal expense, and consulting fees.

Amortization Expense

Amortization expense for the three months ended March 31, 2016 was $0, compared to $22,149 the three months ended March 31, 2015.  Amortization expense in 2015 is the expensing of the website development. Website costs were impaired in the previous year and the Company incurred an impairment expense of $182,195

Interest Expense

Interest expense on convertible debentures for the three months ended March 31, 2016 and 2015, was $893 and $2,043 respectively.   The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Other Expense

Gain on change in fair value of derivate liabilities for the three months ended March 31, 2016 was $5,454 compared to a loss of $33,243 for the three months ended March 31, 2015

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2016 was $99,767, or $0.00 per share, a decrease of $110,113, compared to net loss of $209,880, or $0.02 per share, for the three months ended March 31, 2015. The significant change is directly related to adjustments in the fair value of our derivative liability and a decrease in our selling, general and administrative expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $44,323, and merchant services reserve of $2,938.  Net cash used in operating activities for the three months ended March 31, 2016 was approximately $94,048. Our current liabilities as of March 31, 2016 of $150,798 consisted of: $20,052 for accounts payable and accrued liabilities, deferred revenues of $560, convertible debenture of $16,065, note payable of $100,508, and derivative liability of $13,613. We have a net working capital deficit of $103,537 as of March 31, 2016.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $99,767 for the three months ended March 31, 2016 and had an accumulated deficit of $28,611,166 as of March 31, 2016.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2016 or as of the date of this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

Date: May 18, 2016	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)