Form 10-Q
period 2016-06-30
Medefile International, Inc.
filed 2016-08-10
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares outstanding of registrant’s common stock, par value $0.0001: 28,756,010 as of August 10, 2016.

Item 1. Financial Statements.

MedeFile International, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets
Cash	$21,403	$38,371
Accounts receivable	-	4,965
Merchant services reserve	2,938	2,938
Total assets	$24,341	$46,274

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$38,715	$14,857
Note payable - related party	177,720	-
Convertible debenture - related party	16,459	15,681
Deferred revenues	350	439
Derivative liability convertible note	19,122	19,067
Total current liabilities	252,366	50,044

Stockholders' deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 28,756,010 and 28,756,010 shares issued and outstanding on June 30, 2016 and December 31, 2015, respectively	2,875	2,875
Additional paid-in capital	28,504,754	28,504,754
Accumulated deficit	(28,735,654)	(28,511,399)
Total stockholders' deficit	(228,025)	(3,770)
Total liabilities and stockholders' deficit	$24,341	$46,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenue	$10,498	$12,742	$15,493	$25,330

Cost of revenue
Cost of revenue	-	279	-	595

Gross profit	10,498	12,463	15,493	24,735

Operating expenses
Selling, general and administrative expenses	119,372	274,118	236,195	439,724
Depreciation and amortization expenses	-	22,149	-	44,299
Total operating expenses	119,372	296,267	236,195	484,023

Loss from operations	(108,874)	(283,804)	(220,702)	(459,288)

Other income (expenses)
Interest expense	(2,605)	(352)	(3,498)	(2,393)
Change in fair value of derivative liabilities	(5,509)	30,213	(55)	(3,030)
Change in derivative liability - warrant	-	-	-	51
Total other income (expense)	(8,114)	29,861	(3,553)	(5,372)

Net loss	$(116,988)	$(253,943)	$(224,255)	$(464,660)

Net loss per share: basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.02)

Weighted average share outstanding: basic and diluted	28,756,010	13,777,618	28,756,010	20,487,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	six months	six months
	ended	ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(224,255)	$(464,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	44,299
Stock based compensation	-	111,000
Change in derivative liabiliy - convertible debenture	55	3,030
Change in derivative liabiliy - warrants	-	(51)
Changes in operating assets and liabilities
Accounts receivable	4,965	1,499
Inventory	-	596
Prepaid expense	-	5,709
Accounts payable and accrued liabilities	23,858	601
Accrued interest - convertible debenture	779	2,393
Accrued interest - note payable	2,719	-
Deferred revenue	(89)	218
Net cash used in operating activities	(191,968)	(295,366)

Cash flow from financing activities
Proceeds from note payable - related party	175,000	-
Payment on convertible note	-	(70,000)
Proceeds from common stock subscriptions	-	620,000
Net cash provided by financing activities	175,000	550,000

Net increase (decrease) in cash and cash equivalents	(16,968)	254,634
Cash and cash equivalents at beginning of period	38,371	36,170
Cash and cash equivalents at end of period	$21,403	$290,804

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Stock issued for conversion of debt	$-	$40,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2016, and the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $224,255 for the six months ended June 30, 2016 and has negative working capital of $228,025 as of June 30, 2016.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of June 30, 2016 and December 31, 2015 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2016:
Liabilities
Derivative Liabilities	$-	$-	$19,122	$19,122
Total	$-	$-	$19,122	$19,122

December 31, 2015:
Liabilities
Derivative Liabilities	$-	$-	$19,067	$19,067
Total	$-	$-	$19,067	$19,067

Derivative liability as of June 30, 2016 is $19,122, compared to $19,067 as of December 31, 2015.

2. NOTE PAYABLE – RELATED PARTY

During the six months ended June 30, 2016, the Company entered into five unsecured 7% Promissory Notes with a significant shareholder. The notes have six month terms and total $175,000.

The changes in notes payable to related party consisted of the following during the six months ended June 30, 2016:

Six Months Ended June 30, 2016
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	175,000
Accumulated interest	2,720
Notes payable – related party at end of period	$177,720

3. CONVERTIBLE DEBEBTURE – RELATED PARTY

The Company has entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one year term. Both debentures are convertible into common stock at a share price of the lower of $1.00 or 80% of the previous day’s closing price. During the year ended December 31, 2015, the lender converted $40,000 of the note principal and the Company made a payment of $70,000.

The outstanding notes payable to related party consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Convertible debenture – related party at beginning of period	$15,681	122,538
Conversion	-	40,000
Repayment	-	70,000
Accumulated interest	778	3,143
Convertible debenture – related party at end of period	$16,459	15,681

4. DERIVATIVE LIABILITIES

In connection with certain securities purchase agreements entered into during the third quarter of 2011 and the second quarter of 2012, the Company granted warrants with ratchet provisions. The warrants expired four years from the date of grant. During the first two years of grant, if the Company were to issue any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price would be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years following the issuance date, if the Company were to issue any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price would be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants was also subject to adjustment.

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

Transactions involving warrants with ratchet provisions during the six months ended June 30, 2016 are as follows: All remaining warrants have expired.

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2015	60,000	$10
Granted	-	-
Exercised	-	-
Canceled or expired	60,000	10
Addition due to ratchet trigger	-	-
Outstanding at June 30, 2016		$0

The fair value of the warrant derivative liabilities was estimated using the Black-Scholes Option Pricing Model and the following assumptions as of June 30, 2016:

June 30, 2016
Risk-free interest rate	0.18%
Expected stock price volatility	269%
Expected dividend payout	-
Expected option in life-years	.05

The change in fair value of the warrant derivative liability consisted of the following during the three months ended June 30, 2016:

June 30, 2016
Warrant liability (beginning fair value)	$1,271
Additional liability due to new grants	-
Loss (gain) on changes in fair market value of warrant liability	(1,271)
Warrant liability (ending fair value)	$-

Change in fair market value of warrant liability resulted in a gain of $1,271 for the six months ended June 30, 2016.

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one year term. Debentures are convertible into common stock at a share price of the lower of $1.00 or 80% of the previous day’s closing price.

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

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the six months ended June 30, 2016:

June 30, 2016
Risk-free interest rate	.08%
Expected stock price volatility	120%
Expected dividend payout	-
Expected option in life-years	.25

The change in fair value of the conversion option derivative liability consisted of the following during the six months ended June 30, 2016:

June 30, 2016
Conversion option liability (beginning fair value)	$17,796
Additional liability due to new grants	-
Loss (gain) on changes in fair market value of warrant liability	1,326
Conversion option liability (ending fair value)	$19,122

Change in fair market value of conversion option liability resulted in a loss of $1,326 for the six months ended June 30, 2016.

5. SUBSEQUENT EVENT

On July 15, 2016 the Company entered into a 7% Promissory Note in the amount of $100,000. The note has a one year term.

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

We believe we enjoy a number of direct, competitive advantages over others in the medical records marketplace, including that:

●	we have developed products and services geared to the patient, which also have the depth and breadth of information required by treating physicians and medical personnel;

●	we do all the work of collecting and updating medical information on an ongoing basis; our products’ dependence on the patient taking action is minimal – particularly when compared to patient action required to support competing solutions;

●	we provide a complete medical record. Other companies claim complete longitudinal records, but in reality only provide histories (usually completed by the member/patient), which are by no means complete or necessarily accurate records; and

●	we provide a coherent mix of services and products that are intended to improve the quality of healthcare by enabling the patient to manage and access the information normally retained by doctors and other care providers.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015

Revenues

Revenues for the three months ended June 30, 2016 totaled $10,498 compared to revenues of $12,742 during the three months ended June 30, 2015.  The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2016 totaled $119,372, a decrease of $154,746 or approximately 56.4% compared to selling, general and administrative expenses of $274,118 for the three months ended June 30, 2015. The decrease was due mainly to decreased payroll, legal expense, and consulting fees.

Amortization Expense

Amortization expense for the three months ended June 30, 2016 was $0, compared to $22,149 the three months ended June 30, 2015.  Amortization expense in 2015 is the expensing of the website development. Website costs were impaired in the previous year and the Company incurred an impairment expense of $182,195.

Interest Expense

Interest expense on convertible debentures for the three months ended June 30, 2016 and 2015, was $2,605 and $352 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Other Expense

Loss on change in fair value of derivate liabilities for the three months ended June 30, 2016 was $5,509 compared to a gain of $30,213 for the three months ended June 30, 2015.

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2016 was $116,988, or $0.00 per share, a decrease of $136,955, compared to net loss of $253,943, or $0.02 per share, for the three months ended June 30, 2015. The significant change is directly related to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015

Revenues

Revenues for the six months ended June 30, 2016 totaled $15,493 compared to revenues of $25,330 during the six months ended June 30, 2015.  The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2016 totaled $236,195, a decrease of $203,529 or approximately 46.0% compared to selling, general and administrative expenses of $439,724 for the six months ended June 30, 2015. The decrease was due mainly to decreased payroll, legal expense, and consulting fees.

Amortization Expense

Amortization expense for the six months ended June 30, 2016 was $0, compared to $44,299 the six months ended June 30, 2015.  Amortization expense in 2015 is the expensing of the website development. Website costs were impaired in the previous year and the Company incurred an impairment expense of $182,195.

Interest Expense

Interest expense on convertible debentures for the six months ended June 30, 2016 and 2015, was $3,498 and $2,392 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate.

Other Expense

Loss on change in fair value of derivate liabilities for the six months ended June 30, 2016 was $55 compared to a loss of $3,030 for the six months ended June 30, 2015.

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2016 was $224,255, or $0.01 per share, a decrease of $240,405, compared to net loss of $464,660, or $0.01 per share, for the six months ended June 30, 2015. The significant change is directly related to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $21,403, and merchant services reserve of $2,938.  Net cash used in operating activities for the six months ended June 30, 2016 was approximately $191,968. Our current liabilities as of June 30, 2016 of $252,366 consisted of: $38,715 for accounts payable and accrued liabilities, deferred revenues of $350, convertible debenture of $16,459, note payable of $177,720, and derivative liability of $19,122. We have negative working capital of $228,025 as of June 30, 2016.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $224,255 for the six months ended June 30, 2016 and had an accumulated deficit of $28,735,654 as of June 30, 2016.

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

We do not have any off balance sheet arrangements as of June 30, 2016 or as of the date of this report.

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

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

Date: August 10, 2016	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

