Form 10-Q
period 2016-09-30
Medefile International, Inc.
filed 2016-12-13
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Number of shares outstanding of registrant’s common stock, par value $0.0001: 28,756,010 as of November 10, 2016.

Item 1.Financial Statements.

MedeFile International, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets
Cash	$2,584	$38,371
Accounts receivable	-	4,965
Merchant services reserve	2,938	2,938
Total assets	$5,522	$46,274

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$16,525	$14,857
Note payable - related party	282,332	-
Convertible debenture - related party	16,868	15,681
Deferred revenues	154	439
Derivative liability	11,662	19,067
Total current liabilities	327,541	50,044

Stockholders' deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 28,756,010 and 28,756,010 shares issued and outstanding on September 30, 2016 and December 31, 2015, respectively	2,875	2,875
Additional paid-in capital	28,504,754	28,504,754
Accumulated deficit	(28,829,648)	(28,511,399)
Total stockholders' deficit	(322,019)	(3,770)
Total liabilities and stockholders' deficit	$5,522	$46,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenue	$9,608	$10,869	$25,101	$36,199

Cost of revenue
Cost of revenue	-	280	-	875

Gross profit	9,608	10,589	25,101	35,324

Operating expenses
Selling, general and administrative expenses	106,041	122,845	342,236	562,569
Depreciation and amortization expenses	-	22,148	-	66,447
Total operating expenses	106,041	144,993	342,236	629,016

Loss from operations	(96,433)	(134,404)	(317,135)	(593,692)

Other income (expenses)
Interest expense	(5,021)	(370)	(8,519)	(2,763)
Change in fair value of derivative liabilities	7,460	1,072	7,405	(1,907)
Total other income (expense)	2,439	702	(1,114)	(4,670)

Net loss	$(93,994)	$(133,702)	$(318,249)	$(598,362)

Net loss per share: basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average share outstanding: basic and diluted	28,756,010	28,701,689	28,756,010	20,633,026

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(318,249)	$(598,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	66,447
Stock based compensation	-	111,000
Change in derivative liability	(7,405)	1,907
Changes in operating assets and liabilities
Accounts receivable	4,965	631
Inventory	-	875
Prepaid expense	-	5,709
Accounts payable and accrued liabilities	1,668	(29,447)
Accrued interest - convertible debenture	1,187	2,763
Accrued interest - note payable	7,332	-
Deferred revenue	(285)	(204)
Net cash used in operating activities	(310,787)	(438,681)

Cash flow from financing activities
Proceeds from note payable - related party	275,000	-
Payment on convertible note	-	(70,000)
Proceeds from common stock subscriptions	-	620,000
Net cash provided by financing activities	275,000	550,000

Net increase (decrease) in cash and cash equivalents	(35,787)	111,319
Cash and cash equivalents at beginning of period	38,371	36,170
Cash and cash equivalents at end of period	$2,584	$147,489

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Stock issued for conversion of debt	$-	$40,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Medefile International, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2015. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2016, and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $318,249 for the nine months ended September 30, 2016 and has negative working capital of $322,019 as of September 30, 2016.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of September 30, 2016 and December 31, 2015 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2016:
Liabilities
Derivative Liabilities	$-	$-	$11,662	$11,662
Total	$-	$-	$11,662	$11,662

December 31, 2015:
Liabilities
Derivative Liabilities	$-	$-	$19,067	$19,067
Total	$-	$-	$19,067	$19,067

Derivative liability as of September 30, 2016 is $11,662, compared to $19,067 as of December 31, 2015.

2. NOTE PAYABLE – RELATED PARTY

During the nine months ended September 30, 2016, the Company entered into five unsecured 7% Promissory Notes with a significant shareholder. The notes mature four to twelve months from issuance and total $175,000.

The changes in notes payable to related party consisted of the following during the nine months ended September 30, 2016:

September 30, 2016
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	175,000
Accumulated interest	5,855
Notes payable – related party at end of period	$180,855

On July 15, 2016, the Company entered into an unsecured 7% Promissory Notes in the amount of $100,000 with a significant shareholder. The note has a one year term.

The changes in notes payable consisted of the following during the nine months ended September 30, 2016:

September 30, 2016
Notes payable at beginning of period	$-
Borrowings on notes payable	100,000
Accumulated interest	1,477
Notes payable at end of period	$101,477

3. CONVERTIBLE DEBEBTURE – RELATED PARTY

The Company has entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one year term. Both debentures are convertible into common stock at a share price of the lower of $2.00 or 80% of the previous day’s closing price. During the year ended December 31, 2015, the lender converted $40,000 of the note principal and the Company made a payment of $70,000.

The outstanding notes payable to related party consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Convertible debenture – related party at beginning of period	$15,681	122,538
Conversion	-	40,000
Repayment	-	70,000
Accumulated interest	1,187	3,143
Convertible debenture – related party at end of period	$16,868	15,681

4. DERIVATIVE LIABILITIES

In connection with certain securities purchase agreements entered into during the third quarter of 2011 and the second quarter of 2012, the Company granted warrants with ratchet provisions. The warrants expired four years from the date of grant. During the first two years of grant, if the Company were to issue additional shares of common stock at a price per share less than the exercise price in effect, the exercise price would be adjusted to equal the average price per share received by the Company for the additional shares issued. After the first two years following the issuance date, if the Company were to issue any additional shares of common stock at a price per share less than the exercise price in effect, the exercise price would be adjusted using a formula based on the existing exercise price, the outstanding shares before and after the issuance of such shares, and the average price during the issuance of such shares. In addition to the exercise price adjustment, the number of shares upon exercise of the warrants was also subject to adjustment.

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

Transactions involving warrants with ratchet provisions during the nine months ended September 30, 2016 are as follows: All remaining warrants have expired.

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2015	60,000	$10
Granted	-	-
Exercised	-	-
Canceled or expired	60,000	10
Addition due to ratchet trigger	-	-
Outstanding at September 30, 2016	-	$ 0-

The change in fair value of the warrant derivative liability consisted of the following during the nine months ended September 30, 2016:

September 30, 2016
Warrant liability (beginning fair value)	$1,271
Additional liability due to new grants	-
Loss (gain) on changes in fair market value of warrant liability	(1,271)
Warrant liability (ending fair value)	$-

Change in fair market value of warrant liability resulted in a gain of $1,271 for the nine months ended September 30, 2016.

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one year term. The Debentures are convertible into common stock at a share price of the lower of $2.00 or 80% of the previous day’s closing price.

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

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the nine months ended September 30, 2016:

September 30, 2016
Risk-free interest rate	.45%
Expected stock price volatility	196%
Expected dividend payout	-
Expected option in life-years	.25

The change in fair value of the conversion option derivative liability consisted of the following during the nine months ended September 30, 2016:

September 30, 2016
Conversion option liability (beginning fair value)	$17,796
Additional liability due to new grants	-
Loss (gain) on changes in fair market value of derivative liability	(6,134)
Conversion option liability (ending fair value)	$11,662

Change in fair market value of conversion option liability resulted in a gain of $6,134 for the nine months ended September 30, 2016.

6. SUBSEQUENT EVENT

On October 27, 2016 the Company entered into an additional 7% Promissory Note with a significant shareholder in the amount of $12,000. The note has a six month term.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

Revenues for the three months ended September 30, 2016 totaled $9,608 compared to revenues of $10,869 during the three months ended September 30, 2015. The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2016 totaled $106,041, a decrease of $16,804 or approximately 13.7% compared to selling, general and administrative expenses of $122,845 for the three months ended September 30, 2015. The decrease was due mainly to decreased payroll, legal expense, and consulting fees.

Amortization Expense

Amortization expense for the three months ended September 30, 2016 was $0, compared to $22,148 the three months ended September 30, 2015. Amortization expense in 2015 is the expensing of the website development. Website costs were impaired in the previous year and the Company incurred an impairment expense of $182,195

Interest Expense

Interest expense on convertible debentures for the three months ended September 30, 2016 and 2015, was $5,021 and $370 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a one year term at a 10% interest rate. The Company entered into additional 7% promissory notes in 2016 (see Note 2 and 3 to the accompanying financial statements).

Other Expense

Gain on change in fair value of derivate liabilities for the three months ended September 30, 2016 was $7,460 compared to a gain of $1,072 for the three months ended September 30, 2015.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2016 was $93,994, or $0.00 per share, a decrease of $39,708, compared to net loss of $133,702, or $0.00 per share, for the three months ended September 30, 2015. The significant change is primarily related to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues

Revenues for the nine months ended September 30, 2016 totaled $25,101 compared to revenues of $36,199 during the nine months ended September 30, 2015.  The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2016 totaled $342,236, a decrease of $220,333 or approximately 39.2% compared to selling, general and administrative expenses of $562,569 for the nine months ended September 30, 2015. The decrease was due mainly to decreased payroll, legal expense, and consulting fees.

Amortization Expense

Amortization expense for the nine months ended September 30, 2016 was $0, compared to $66,447 the nine months ended September 30, 2015.  Amortization expense in 2015 is the expensing of the website development. Website costs were impaired in the previous year and the Company incurred an impairment expense of $182,195

Interest Expense

Interest expense for the nine months ended September 30, 2016 and 2015, was $8,519 and $2,763 respectively.   The Company entered into two secured convertible debentures during the third quarter of 2013.  The notes have a one year term at a 10% interest rate. The Company entered into 7% promissory notes in 2016 (see Note 2 and 3 to the accompanying financial statements).

Other Expense

Change in fair value of derivate liabilities for the nine months ended September 30, 2016 was a gain of $7,405 compared to a loss of $1,958 for the nine months ended September 30, 2015.

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2016 was $318,249, or $0.01 per share, a decrease of $280,113, compared to net loss of $598,362, or $0.03 per share, for the nine months ended September 30, 2015. The significant change is primarily related to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $2,584, and merchant services reserve of $2,938.  Net cash used in operating activities for the nine months ended September 30, 2016 was approximately $310,787. Our current liabilities as of September 30, 2016 of $327,541 consisted of: $16,525 for accounts payable and accrued liabilities, deferred revenues of $154, convertible debenture of $16,868, note payable – related party of $282,332, and derivative liability of $11,662. We have negative working capital of $322,019 as of September 30, 2016.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $318,249 for the nine months ended September 30, 2016 and had an accumulated deficit of $28,829,648 as of September 30, 2016.

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

We do not have any off balance sheet arrangements as of September 30, 2016 or as of the date of this report.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

Date: December 13, 2016	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

