Form 10-K
period 2016-12-31
Medefile International, Inc.
filed 2017-04-03
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of June 30, 2016, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last closing price of our common stock of $0.10 was approximately $2,830,000. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 29, 2017, was 28,756,010.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Item 1. Business.

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger (the “Agreement”) with OmniMed Acquisition Corp., (the “Acquirer”), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation (“OmniMed”), and the shareholders of OmniMed (the “OmniMed Shareholders”). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders.

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005, Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006, OmniMed changed its name to MedeFile International, Inc. (“MedeFile”, the “Company”, “we”, “us”, or “our”).

Overview of Business

MedeFile International, Inc., through its MedeFile, Inc. subsidiary, has developed and markets a proprietary, patient-centric, Internet-enabled Personal Health Record (pier) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. MedeFile’s goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. MedeFile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. MedeFile’s products and services are designed to provide healthcare providers with the ability to reference their patient’s actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

Industry Overview

Since the beginning of modern medicine, information about a patient’s history, testing, treatment and care have been key factors in the provision and delivery of quality healthcare. Medical record information takes many forms, such as the patient’s diagnosis, treatments, surgeries, medications, allergies, x-rays, and test results. The usage of medical record information has dramatically increased over the past two decades due to factors such as the complex reimbursement structure in the United States healthcare system, an ever more litigious society, and increased patient awareness.

Every patient visit generates a medical record. Today, this information is largely contained in a paper-based patient medical record. A patient’s medical records are usually stored in physicians’ offices as well as other healthcare facilities the patient has visited. A record that tracks a patient’s medical treatment over time is called a “longitudinal record.”

In today’s healthcare environment, access to hospital-based medical records by patients and other authorized parties (e.g., insurance companies, attorneys, etc.) is controlled by Release of Information (ROI) policies and procedures. ROI processes are based on the premise that patients have a right to access their medical records and that they must specifically designate any other party to whom their medical information can be released. ROI policies and procedures are based on the following laws and policies: the federal Health Insurance Portability and Accountability Act (HIPAA), various state laws, and the policies and professional practice guidelines set forth by the American Health Information Management Association (AHIMA).

Congress passed the Health Insurance Portability & Accountability Act (HIPAA) in 1996. The purpose of HIPAA is to prevent fraud in the healthcare industry and to protect confidential patient information. HIPAA standardizes and provides enforcement mechanisms for ROI rules and guidelines to protect personal healthcare information. HIPAA effects entities involved with electronic health care information--including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, universities, and even single-physician offices. The final version of the HIPAA Privacy regulations was issued in December 2000, and went into effect on April 14, 2001.  A two-year “grace” period was included; enforcement of the HIPAA Privacy Rules began on April 14, 2003.

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

Overview of Products and Services

MedeFile iPHR

MedeFile is a Business-to-Business and a Business-to-Consumer subscription service. MedeFile is designed to create a “cradle to grave” longitudinal record for each of its members by retrieving and consolidating copies of their medical records. When the records are received, the MedeFile system consolidates them into a single medically correct format. The records are then stored in MedeFile’s MedeVault, a secure repository that can be accessed by MedeFile members 24 hours a day, 7 days a week. Because of the unique security procedures incorporated into the MedeFile system through SecuroMed, the member is the only person to access or give permission to access their records.

A complete MedeFile iPHR is comprised of copies of the member’s actual medical records as well as a Digital Health Profile (DHP), which is an overview of the patient’s and his family’s medical history. In addition, every Premium MedeFile member and MedeOne member receives a MedeDrive, an external USB drive which stores all of a patient’s Emergency Medical Information as well as a copy of the member’s MedeFile.

MedeFile’s Emergency Medical Information (EMI) Card

Upon becoming a MedeFile member, each individual will receive a Membership / Emergency Medical Information (EMI) Card which contains instructions on how to contact MedeFile in order to retrieve the member’s medical records.

The Digital Health Profile (DHP)

A part of a member’s MedeFile is their Digital Health Profile (DHP). This form is completed by the patient in order to provide a summary of the patient’s healthcare history which assists healthcare providers in understanding the patient’s course of medical treatment. This document, along with Advanced Directives and medical record copies, complete the documents contained in the patient’s MedeFile.

MedeDrive

The MedeDrive is an external USB drive which stores all of a patient’s Emergency Medical Information and their MedeFile which can be viewed on a personal computer. MedeDrive self loads its own viewer, so no special program or software is required. The MedeDrive easily plugs into any PC USB port on most Windows-based computers built in the last four years. (Macintosh version is currently unavailable). The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

MedeVault

The MedeVault is designed to serve as an electronic data and document repository that incorporates state-of-the-art security features in order to prevent unauthorized access to a patient’s records. Access to the MedeVault is provided through an encrypted connection to a web service run by MedeFile. This connection is provided by Secure Sockets Layer (SSL) technology.

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

Members

As of December 31, 2016, MedeFile had approximately 20,732 members. The Company’s marketing strategy includes issuing trial memberships on several levels.

Sales and Marketing

MedeFile employs the following marketing strategies to generate awareness of MedeFile’s products and services: direct sales, direct mail, public relations campaigns, speaking engagements by MedeFile’s executive officers, participation in trade shows, and alliances and partnerships with third parties.

MedeFile’s marketing strategy will target the following types of organizations: Health Maintenance Organizations; Preferred Provider Organizations; law practices, managed care organizations; insurance companies; trade unions; large affinity groups, such as AARP; large and medium-sized self-insured corporations; nursing homes and assisted living facilities; and Internet users.

In particular, the MedeFile service is designed to be sold in several distinct ways:

●	MedeFile’s website - Through normal e-commerce mechanisms, patients may enroll in the service directly from the MedeFile website. Membership may be purchased on an annual basis and may be paid all at once or over time, at the patient’s discretion.
●	Physician referrals - Patients may enroll based on a doctor’s referral. In the event that these physicians are also MedeFile Quality of Care Program customers, they may easily transfer their patients’ information into the MedeFile system.
●	Large group offerings (e.g. AARP, trade unions, etc.) - Large, membership-driven organizations may offer the MedeFile system to their members at a discounted rate, which may be negotiated with MedeFile based on the size of the expected enrollment. An additional promotional advantage may be derived from the use of MedeFile through the website of the client organization. Hence, MedeFile functionality may be accessed using each organization’s site.
●	Insurance companies - Similar to large group offerings identified above, insurance companies may offer the MedeFile service to their insured as a means to decrease the cost of medical care.
●	Law firms and insurance companies – law firms and insurance companies may engage MedeFile’s MedePro service for the purpose of retrieving medical records and managing documents in association with case preparation and management.

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

Competition

There are other companies working in the medical information technology arena such as GE Healthcare, Bio-Imaging Technologies, and Cyber Records. Some competing companies offer a USB key for medical record storage, but require the customer to provide or “self-populate” the information to be stored. The information in a self-populated record is limited and is only as accurate as the individual’s memory and understanding of their health condition. Other companies expect each customer to obtain their own medical records from their various healthcare providers. Some offer a CD-Rom for record storage. Usually, the CD-Rom cannot be updated with any changes to an individual’s medical status or treatment. Therefore, a new CD-Rom needs to be obtained from that company in order for the individual to have the most current, accurate information regarding their health. There are companies that are solely web-based that do not provide the customer the capability to have a copy of their records. In this case, an Internet connection is required to view stored documents. In addition, there are companies that do not concentrate on digitizing an individual’s medical records but on converting medical facilities’ records from paper to electronic format.

The advantage to being a MedeFile member is that MedeFile gathers, consolidates, organizes and securely stores each member’s actual medical records on their behalf. The MedeFile membership includes a Digital Health Profile (DHP) which contains the member’s general health history, emergency contacts, doctor contacts, family medical history, allergies, medications, and current conditions. A MedeFile membership also includes a MedeDrive which easily plugs into any PC USB port on most Windows-based computers built in the last four years. (Macintosh version is currently unavailable). The MedeDrive contains the member’s emergency medical information that can be easily accessed by emergency care personnel, and the client’s actual medical records which are stored in a secure area of the subscriber’s MedeFile. The MedeDrive USB key can be updated easily and as frequently as the member desires at no additional cost.

Employees

From our inception through the period ended December 31, 2016, we have primarily relied on the services of outside consultants.  As of December 31, 2016, MedeFile had a total of 2 full time employees and 1 consultants. We believe our relations with our employees are favorable.

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

We incurred a net loss of $423,710, for the year ended December 31, 2016. As of December 31, 2016, we have an accumulated deficit of $28,935,109.

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

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise operating and liquidity concerns and substantial doubt about the Company’s ability to continue as a going concern.

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

Our common stock is quoted on the OTC Pink under the symbol “MDFI”. However, this is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange, and there has been limited reported trading to date in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

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

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis of Financial Condition.”

Our actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. Except as may be required under applicable securities laws, we undertake no duty to update any of the forward-looking statements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Pink under the symbol MDFI.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 03/31/15	$2.25	$0.40
Quarter ended 06/30/15	$0.71	$0.10
Quarter ended 09/30/19	$0.10	$0.10
Quarter ended 12/31/15	$0.16	$0.08
Quarter ended 03/31/16	$1.89	$0.175
Quarter ended 06/30/16	$0.425	$0.08
Quarter ended 09/30/16	$0.14	$0.03
Quarter ended 12/31/16	$0.05	$0.03

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 13, 2017, there were approximately 1,073 holders of record of the Company’s common stock.

DIVIDEND POLICY

We do not currently pay any cash dividends on our common stock, and we currently intend to retain any future earnings for use in our business. Any future determination as to the payment of cash dividends on our common stock will be at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors. There are no restrictions in the Company’s articles of incorporation or bylaws that prevent the Company from declaring dividends. The Nevada Revised Statutes, however, do prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1. The Company would not be able to pay its debts as they become due in the usual course of business; or

2. The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

SALES OF UNREGISTERED SECURITIES

None.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain “forward-looking statements.” The terms “believe,” “anticipate,” “intend,” “goal,” “expect,” and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company’s current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including customer acceptance of new products, the impact of competition and price erosion, as well as other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events, except as may be required under applicable securities laws. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. More information about potential factors that could affect our business and financial results is included in the section entitled “Risk Factors”

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

Revenues

Revenues for the year ended December 31, 2016 totaled $33,125 compared to revenues of $45,120 during the year ended December 31, 2015.   The decrease in membership revenue is primarily related to amount of members and medical record reimbursement revenue received from members. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2016 totaled $448,912, a decrease of $361,670 or approximately 46.9% compared to selling, general and administrative expenses of $810,582 for the year ended December 31, 2015. The decrease was due mainly to decreased payroll, legal expense and consulting fees.

Depreciation Expense

Depreciation expense totaled $0 for the year ended December 31, 2016, compared to depreciation expense of $0 during the year ended December 31, 2015.

Amortization Expense

Amortization expense for the year ended December 31, 2015 totaled $0, compared to $88,597 for the year ended December 31, 2015. Amortization expense is the expensing of the website development during 2015.

Interest Expense

Interest expense on convertible debentures for the year ended December 31, 2016 and 2015, was $1,606 and $3,566 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% annual interest rate. Interest expense decreased due to lower note payable balance from partial repayment of note.

Interest expense on promissory notes for the year ended December 31, 2016 was $12,817. The company entered into several promissory notes with an annual interest rate of 7%, with terms varying from 4 months to one year.

Other Expense

Gain (Loss) on change in fair value of derivate liabilities for the year ended December 31, 2016 was $6,500 compared to a (loss) of $(61,553) for the year ended December 31, 2015.

Loss on write-off of inventory for the year ended December 31, 2016 was $0 compared to $22,228 for the year ended December 31, 2015.

Loss on conversion of debt for the year ended December 31, 2016, was $0 compared to $32,072 for the year ended December 31, 2015.

Impairment of Website

Loss on impairment of website for the years ended December 31, 2016 and 2015, totaled $0 and $182,195, respectively. The impairment was due to the website failing to meet anticipated earnings.

Net Income (Loss)

For the reasons stated above, our net loss the for year ended December 31, 2015 was $423,710, or $0.01 per share, a decrease of $733,146, compared to net loss of $1,156,856, or $0.04 per share, during the year ended December 31, 2015. The significant change is primarily due to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $13,118 and merchant services reserve of $2,938.  Net cash used in operating activities for the year ended December 31, 2016 was $347,253. Current liabilities of $443,536 consisted of $78,865 for accounts payable and accrued liabilities, derivative liability of $12,567, note payable of $334,817, and convertible debentures (net of discount) of $17,287. We have a net negative working capital of $427,480.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $423,710 for the year ended December 31, 2016 and net loss of $1,156,856 for the year ended December 31, 2015, and had an accumulated deficit of $28,935,109 as of December 31, 2016.

The Company currently estimates that it will require approximately $420,000 to continue its operations for the next twelve months.  Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and conditions in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of December 31, 2016 or as of the date of this report.

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

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups and fees charged for copying medical records. The Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MedeFile International, Inc.

Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of MedeFile International, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedeFile International, Inc. and its subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 3, 2017

MedeFile International, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
Assets
Current assets
Cash	$13,118	$38,371
Accounts receivable	-	4,965
Merchant services reserve	2,938	2,938
Total assets	$16,056	$46,274

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$78,865	$14,857
Note payable - related party	334,817	-
Convertible debenture - related party	17,287	15,681
Deferred revenues	-	439
Derivative liability convertible note	12,567	19,067
Total current liabilities	443,536	50,044

Stockholders’ deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 28,756,010 and 28,756,010 shares issued and outstanding on December 31, 2016 and December 31, 2015, respectively	2,875	2,875
Additional paid-in capital	28,504,754	28,504,754
Accumulated deficit	(28,935,109)	(28,511,399)
Total stockholders’ deficit	(427,480)	(3,770)
Total liabilities and stockholders’ deficit	$16,056	$46,274

The accompanying notes are an integral part of these consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2016	2015
Revenue	$33,125	$45,120

Cost of revenue
Loss on write-off of inventory	-	22,228
Cost of revenue	-	1,183

Gross profit	33,125	21,709

Operating expenses
Selling, general and administrative expenses	448,912	810,582
Loss on impairment of website	-	182,195
Depreciation and amortization expenses	-	88,597
Total operating expenses	448,912	1,081,374

Loss from operations	(415,787)	(1,059,665)

Other income (expenses)
Interest expense	(14,423)	(3,566)
Change in fair value of derivative liabilities	6,500	(61,553)
Loss on conversion of debt	-	(32,072)
Total other income (expense)	(7,923)	(97,191)

Net loss	$(423,710)	$(1,156,856)

Net loss per share: basic and dilute	$(0.01)	$(0.04)

Weighted average share outstanding: basic and diluted	28,756,010	26,793,559

The accompanying notes are an integral part of these consolidated financial statements.

Medefile International, Inc.

Consolidated Statement of Stockholders’ Equity

	Preferred		Common Stock		Additional	Common
	Shares	Par	Shares	Par	Paid-in	Stock	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Payable	Deficit	Total
Balance December 31, 2014	-	$-	11,298,017	$1,129	$27,451,971	$69,920	$(27,354,543)	$168,477

Sale of common stock	-	-	13,954,955	1,395	618,605	-	-	620,000
Stock based compensation	-	-	2,500,000	250	249,750	-	-	250,000
Stock issued for debt conversion	-	-	900,901	91	71,981	-	-	72,072
Common stock issued for stock payable	-	-	102,137	10	69,910	(69,920)	-	-
Resolution of derivative liabilities	-	-	-	-	42,537	-	-	42,537
Net loss	-	-	-	-	-	-	(1,156,856)	(1,156,856)
Balance December 31, 2015	-	$-	28,756,010	$2,875	$28,504,754	$-	$(28,511,399)	$(3,770)

Net loss	-	-	-	-	-	-	(423,710)	(423,710)
Balance December 31, 2016	-	$-	28,756,010	$2,875	$28,504,754	$-	$(28,935,109)	$(427,480)

The accompanying notes are an integral part of these consolidated financial statements.

MedeFile International, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(423,710)	$(1,156,856)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	-	88,597
Interest expense - discount on convertible debenture	-	-
Loss on write-off of inventory	-	22,228
Loss on impairment of website	-	182,195
Stock based compensation	-	250,000
Loss on conversion of debt	-	32,072
Change in fair value of derivative liabilities	(6,500)	61,553
Changes in operating assets and liabilities
Accounts receivable	4,965	461
Inventory	-	1,184
Prepaid expense	-	5,709
Accounts payable and accrued liabilities	64,008	(32,840)
Accrued interest - convertible debenture	1,606	3,143
Accrued interest - note payable	12,817	-
Deferred revenue	(439)	(245)
Net cash used in operating activities	(347,253)	(542,799)

Cash flows from investing activities
Website development	-	(5,000)
Net cash used in investing activities	-	(5,000)

Cash flow from financing activities
Proceeds from note pauyable - related party	322,000	-
Payment on convertible note - related party	-	(70,000)
Proceeds from common stock subscriptions	-	620,000
Net cash provided by financing activities	322,000	550,000

Net increase (decrease) in cash and cash equivalents	(25,253)	2,201
Cash and cash equivalents at beginning of period	38,371	36,170
Cash and cash equivalents at end of period	$13,118	$38,371

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash investing and financing activities
Resolution of derivative liabilities	$-	$42,537
Common stock issued for stock payable	$-	$69,920
Stock issued for conversion of debt	$-	$40,000

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

Medefile International, Inc. has developed and markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Medefile’s goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. Medefile intends to accomplish its objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Medefile’s products and services are designed to provide healthcare providers with the ability to reference their patients’ actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $423,710 for the year ended December 31, 2016. During the comparable year ended December 31, 2015, the Company had a net loss of $1,156,856. The Company had an accumulated deficit of $28,935,109 as of December 31, 2016.  The Company has negative working capital of $427,480 as of December 31, 2016.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to obtain additional financing depends on the availability of its borrowing capacity, the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company’s control.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising costs for the year ended December 31, 2016 and 2015 of approximately $0 and $0 respectively.

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

Website Development

The Company’s policy is to capitalize website development costs at original cost and amortize the balance over the life of the product. The life of website is determined at completion of the project. The Company reviews the amounts capitalized for impairment whenever events or circumstances indicate that the carrying amounts of the assets may not be recoverable. During 2015, all website development costs were impaired resulting in a loss of $182,195.

The Company expenses all development costs associated with the conceptual formulation and evaluation of alternatives until the application development stage has been reached. Costs to improve or support the technology are expensed as these costs are incurred.

Revenue Recognition

The Company generates revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Deferred Revenue

The Company generally receives subscription fees for its services. From time to time, the Company will receive quarterly or annual subscriptions paid in advance and deferred revenue is recorded at that time. The deferred revenue is amortized into revenue on a pro- rata basis each month. Customers with quarterly or annual subscriptions may cancel their subscriptions and request a refund for future months’ revenues at any time. Therefore, a liability is recorded to reflect the amounts that are potentially refundable.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2016:
Liabilities
Derivative Liability	-	-	$12,567	$12,567
Total	$-	$-	$12,567	$12,567
December 31, 2015:
Liabilities
Derivative Liability	-	-	$19,067	$19,067
Total	$-	$-	$19,067	$19,067

Impairment of Long Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC 360-10 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset’s carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

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

3. WEBSITE DEVELOPMENT

Website development consists of the following:

	December 31, 2016	December 31, 2015
Website development	$-	$328,738
Additional development	-	5,000
Impairment of website	-	(182,195)
Accumulated amortization	-	(151,543)
Net website development	$-	$-

During May 2012 the Company began redesigning its website.  Amortization is calculated over a three-year period. Amortization expense for the year ending December 31, 2016 and 2015 is $0 and $88,597, respectively. The Company recognized an impairment of the website in the amount of $182,195, as of December 31, 2015.

4. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

	December 31, 2016	December 31, 2015
Computers and equipment	$169,286	$169,286
Furniture and fixtures	38,618	38,618
Subtotal	207,904	207,904
Less: accumulated depreciation	(207,904)	(207,904)
Net furniture and equipment	$-	$-

Depreciation is calculated by using the straight-line method over the estimated useful life.  Depreciation expense totaled $0 and $0 for the year ended December 31, 2016 and 2015, respectively.

5. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% Promissory Notes with a significant shareholder. The notes mature four to twelve months from issuance and total $222,000.

The changes in notes payable to related party consisted of the following during the nine months ended September 30, 2016:

December 31, 2016
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	222,000
Accumulated interest	9,569
Notes payable – related party at end of period	$231,569

On July 15, 2016, the Company entered into an unsecured 7% Promissory Notes in the amount of $100,000 with a significant shareholder. The note has a one year term.

The changes in notes payable consisted of the following during the year ended December 31, 2016:

December 31, 2016
Notes payable at beginning of period	$-
Borrowings on notes payable	100,000
Accumulated interest	3,248
Notes payable at end of period	$103,248

6. CONVERTIBLE DEBENTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder. The debentures carry a one year term. The debentures were issued in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. Both debentures are convertible into common stock at a conversion price of the lower of $1.00 or 80% of the previous day’s closing price. The Company recognized a beneficial conversion feature (BCF) due to the intrinsic value of the conversion rate compared to the market price of the common stock as of the grant date. A discount is computed based on the share value at the time of issuance and amortized over the period of the debenture. $40,000 of the note has been converted and$70,000 has been repaid.

	December 31, 2016	December 31, 2015
Convertible debenture – related party	$15,681	$122,538
Conversion	-	(40,000)
Repayment	-	(70,000)
Accumulated Interest	1,606	3,143
Convertible debenture, net of BCF	$17,287	$15,681

7. DERIVATIVE LIABILITIES

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

All remaining warrants have expired. Transactions involving warrants with ratchet provisions during the year ended December 31, 2016 and 2015 are as follows:

	Number of Warrants	Weighted-Average Price Per Share
Outstanding at December 31, 2014	150,426	$10
Granted
Exercised
Canceled or expired	(90,426)	10
Additional due to ratchet trigger
Outstanding at December 31, 2015	60,000	10
Granted
Exercised
Canceled or expired	(60,000)	10
Addition due to ratchet trigger
Outstanding at December 31, 2016	-	$-

The fair value of the warrant derivative liabilities was estimated using the Black-Scholes Option Pricing Model and the following assumptions as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Risk-free interest rate at grant date	0.18%	0.0%
Expected stock price volatility	269%	143.8%
Expected dividend payout	-	-
Expected option in life-years	.05	1

The change in fair value of the warrant derivative liability consisted of the following during the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Warrant liability (beginning balance)	$1,271	$51
Additional liability due to new grants	-	-
Loss (gain) on changes in fair market value of warrant liability	(1,271)	1,220
Net warrant liability	$-	$1,271

Change in fair market value of warrant liability resulted in a gain of $1,271 for the year ended December 31, 2016.

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one year term. Debentures are convertible into common stock at a conversion price of the lower of $1.00 or 80% of the previous day’s closing price.

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

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Risk-free interest rate at grant date	0.08%	0.08%
Expected stock price volatility	189%	190%
Expected dividend payout	-	-
Expected option in life-years	.2	1

The change in fair value of the conversion option derivative liability consisted of the following during the year ended December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Conversion option liability (beginning balance)	$17,796	$-
Additional liability due to new convertible note	-	78,129
Loss (gain) on changes in fair market value of conversion option liability	(5,229)	(60,333)
Net conversion option liability	$12,567	$17,796

Change in fair market value of conversion option liability resulted in a gain of $5,229 for the year ended December 31, 2016. The change in the fair value for the derivative liability was a loss of $60,333 for the year ended December 31, 2015

8. EQUITY

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

During 2015, the Company issued 102,137 common shares for a stock payable.

2016

No activity.

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

On April 12, 2012, the Company entered into a securities purchase agreement with Lyle Hauser (the “Preferred Stock Investor”). Lyle Hauser is the Company’s largest shareholder and the brother of Kevin Hauser, the Company’s then-chief executive officer. Pursuant to the purchase agreement, on April 12, 2012, the Company sold 100,000 shares of Series B Preferred Stock to the Preferred Stock Investor for an aggregate purchase price of $100,000, and the Company issued four-year warrants to purchase 10,000 shares of common stock to the Preferred Stock Investor with an exercise price of $0.50. On April 23, 2012, 100,000 Series B Preferred shares were converted to 10,000 shares of common stock

9. TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The Company is subject to US taxes. Historically, the Company has had no net taxable income, and therefore has paid no income tax.

As of December 31, 2016 and 2015, the Company had a net operating loss (NOL) carryforward of approximately $17,535,257 and $17,105,047. The NOL carryforward begins to expire in various years through 2017. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having future taxable income, a full valuation allowance has been established at December 31, 2016  to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31st:

	2016	2015
Deferred tax assets:
Federal deferred tax assets	6,137,340	5,986,766
Valuation allowance	(6,137,340)	(5,986,766)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $6,137,340 and $5,986,766, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2016 and 2015, and recorded a full valuation allowance.

10. RELATED PARTY TRANSACTIONS

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder. See Note 5.

11. SUBSEQUENT EVENTS

None

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

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

Management, with the participation of our principal executive and financial officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation management concluded that, as of December 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management concluded that our internal control over financial reporting is not effective because the following material weaknesses exist:

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

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Officers and Corporate Governance.

The following tables set forth certain information with respect to our directors and officers. The following persons serve as our directors and executive officers:

Name	Age	Position
Niquana Noel	35	Chairwoman, President and Chief Executive Officer
Michael S. Delin	52	Director
Frank Jakovac	66	Director

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

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended December 31, 2016 and 2015, of our Chief Executive Officer. There were no other executive officers whose total annual compensation exceeded $100,000 during the years ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Niquana Noel	2015	100,000	-	-	-	-	-	-	100,000
President and CEO	2016	96,000	-	-	-	-	-	-	96,000

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2016

None.

Director Compensation for Year Ending December 31, 2016

The following table sets forth director compensation for the year ended December 31, 2016 (excluding compensation to our executive officers set forth in the summary compensation table above).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niquana Noel	-	-	-	-	-	-	-
Frank Jacovac	-	-	-	-	-	-	-
Michael Delin (1)	-	-	-	-	-	-	-

(1) Does not include $22,500 for accounting services performed for the fiscal year 2016 through a company solely owned by Michael Delin.

EMPLOYMENT AGREEMENTS

We are not party to any employment agreements.

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

The following table sets forth certain information relating to the ownership of common stock by (i) each person known by us be the beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the information relates to these persons, beneficial ownership as of March 13, 2017.  Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each person has the sole voting and investment power with respect to the shares owned.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)	Percentage of Common Stock (2)

Lyle Hauser(3)	7,317,727	25.4%
Frank Jakovac	-	-
Michael S. Delin	-	-
Niquana Noel	2,250,000	7.8%
All officers and directors as a group (3 persons)	2,250,000	7.8%

(1) Applicable percentage ownership is based on 28,756,010 shares of common stock outstanding as of March 13, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of March 13, 2017 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 13, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Lyle Hauser owns 7,316,793 shares in his individual capacity and 934 shares through Vantage Holding Ltd. Lyle Hauser is the owner of The Vantage Group Ltd. and Vantage Holding Ltd.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the year ended December 31, 2016, the Company issued eight unsecured 7% promissory notes to Lyle Hauser, the Company’s largest shareholder, in the aggregate principal amount of $220,000. The notes mature four to twelve months from issuance.

The Company engages a consulting company owned by Michael Delin, a director of the Company. During the years ended December 31, 2016 and 2015, the Company paid $22,500 and $21,000 to this company for services provided.

Director Independence

None of our directors is independent as term is defined under the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2016 and 2015.

	2016	2015

Audit Fees	$20,000	$8,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$20,000	$8,000

Audit fees. Audit fees represent fees for professional services performed by Malone Bailey for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by Malone Bailey that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. Malone Bailey did not perform any tax compliance services for us during the years ended December 31, 2016 or 2015.

All other fees. Malone Bailey did not receive any other fees from us for the years ended December 31, 2016 or 2015.

Item 15. Exhibits.

2.1	Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant’s name to OmniMed International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant’s name to MedeFile International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporated by referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to10-K/A filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to8-K filed October 9, 2012)

3.12	Certificate of Amendment to Articles of Incorporation filed December 19, 2015 (incorporated by reference to 8-K filed December 26, 2013)

3.12	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed February 17, 2015)

3.13	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed July 13, 2015)

10.1	Securities Purchase Agreement, dated April 14, 2013 (incorporated by reference to 8-K filed on April 18, 2013)

10.2	Stock Purchase Warrant, dated April 14, 2013 (incorporated by reference to 8-K filed on April 18, 2013)

10.3	Securities Purchase Agreement, dated December 23, 2013 (incorporated by reference to 8-K filed December 26, 2013)

10.4	Note, dated December 26, 2013 (incorporated by reference to 8-K filed on December 26, 2013)

10.5	Amendment No. 1 to Lock-Up Agreement, dated December 23, 2013 (incorporated by reference to 8-K filed on December 26, 2013)

10.6	Securities Purchase Agreement, dated July 1, 2014 (incorporated by reference to 8-K filed July 17, 2014)

10.7	Form of Securities Purchase Agreement (incorporated by reference to 8-K filed March 19, 2015)

16.1	Letter from L.L Bradford & Company, LLC (incorporated by reference to 8-K filed March 2, 2015)

16.2	Letter from RBSM LLP (incorporated by reference to 8-K filed March 21, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDEFILE INTERNATIONAL, INC.

Date: April 3, 2017	By:	/s/ Niquana Noel
Niquana Noel
President and Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Niquana Noel	President, Chief Executive Officer and Director	April 3, 2017
Niquana Noel	(Principal Executive, Financial and Accounting Officer)

/s/ Michael S. Delin	Director	April 3, 2017
Michael S. Delin

/s/ Frank Jakovac	Director	April 3, 2017
Frank Jakovac

