Form 10-Q
period 2017-03-31
Medefile International, Inc.
filed 2017-05-15
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Number of shares outstanding of registrant’s common stock, par value $0.0001: 28,756,010 as of May 15, 2017.

Item 1. Financial Statements.

MedeFile International, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets
Cash	$26,262	$13,118
Merchant services reserve	2,938	2,938
Total current assets	29,200	16,056

Domain	17,845	-
Total assets	$47,045	$16,056

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$110,239	$78,865
Note payable - related party	437,850	334,817
Convertible debenture - related party	17,707	17,287
Derivative liability convertible note	16,329	12,567
Total current liabilities	582,125	443,536

Stockholders' deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 28,756,010 and 28,756,010 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	2,875	2,875
Additional paid-in capital	28,504,754	28,504,754
Accumulated deficit	(29,042,709)	(28,935,109)
Total stockholders' deficit	(535,080)	(427,480)
Total liabilities and stockholders' deficit	$47,045	$16,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2017	2016
Revenue	$9,709	$4,995

Operating expenses
Selling, general and administrative expenses	106,594	109,323
Total operating expenses	106,594	109,323

Loss from operations	(96,885)	(104,328)

Other income (expenses)
Interest expense	(6,953)	(893)
Change in fair value of derivative liabilities	(3,762)	5,454
Total other income (expense)	(10,715)	4,561

Net loss	$(107,600)	$(99,767)

Net loss per share: basic and dilute	$(0.00)	$(0.00)

Weighted average share outstanding: basic and diluted	28,756,010	26,793,559

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(107,600)	$(99,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in derivative liability - convertible debenture	3,762	(5,454)
Changes in operating assets and liabilities
Accounts receivable	-	4,965
Accounts payable and accrued liabilities	31,374	5,195
Accrued interest - convertible debenture	420	384
Accrued interest - note payable	6,533	508
Deferred revenue	-	121
Net cash used in operating activities	(65,511)	(94,048)

Cash flows from investing activities
Cash paid for domain names	(17,845)	-
Net cash used in investing activities	(17,845)	-

Cash flow from financing activities
Proceeds from note payable - related party	96,500	100,000
Net cash provided by financing activities	96,500	100,000

Net decrease in cash and cash equivalents	13,144	5,952
Cash and cash equivalents at beginning of period	13,118	38,371
Cash and cash equivalents at end of period	$26,262	$44,323

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of MedeFile International Inc., a Nevada corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $107,600 for the three months ended March 31, 2017 and has negative working capital of $552,925 as of March 31, 2017.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of March 31, 2017 and December 31, 2016 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2017:
Liabilities
Derivative Liabilities	$-	$-	$16,329	$16,329
Total	$-	$-	$16,329	$16,329

December 31, 2016:
Liabilities
Derivative Liabilities	$-	$-	$12,567	$12,567
Total	$-	$-	$12,567	$12,567

Derivative liability as of March 31, 2017 is $16,329, compared to $12,567 as of December 31, 2016.

2. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% Promissory Notes with a significant shareholder. During the quarter ended March 31, 2017, the Company entered into an additional five unsecured 7% Promissory Notes totaling $53,000. The notes mature four to twelve month from issuance and total $275,000.

The changes in these notes payable to related party consisted of the following during the three months ended March 31, 2017:

March 31, 2017
Notes payable – related party at beginning of period	$231,569
Borrowings on notes payable – related party	53,000
Repayment	-
Accumulated interest	4,558
Notes payable – related party	$289,127

On July 15, 2016, the Company entered into an unsecured 7% Promissory Notes with a significant shareholder in the amount of $100,000. The note has a one year term.

The changes in these notes payable to related party consisted of the following during the three months ended March 31, 2017:

March 31, 2017
Notes payable at beginning of period	$103,248
Borrowings on notes payable	-
Repayment	-
Accumulated interest	1,802
Notes payable – related party	$105,050

During the quarter ended March 31, 2017, the Company entered into two unsecured 7% Promissory Notes with a significant shareholder totaling $43,500.

The changes in these notes payable to related party consisted of the following during the three months ended March 31, 2017:

March 31, 2017
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	43,500
Repayment	-
Accumulated interest	173
Notes payable – related party	$43,673

3. CONVERTIBLE DEBEBTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one year term. Both debentures have a conversion feature at a share price of the lower of $2.00 or 80% of the previous day’s closing price.

The changes in these outstanding convertible notes payable to related party consisted of the following during the three months ended March 31, 2017:

March 31, 2017
Convertible debenture – related party at beginning of period	$17,287
Conversion	-
Repayment	-
Accumulated interest	420
Convertible debenture – related party at end of period	$17,707

4. DERIVATIVE LIABILITIES

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

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the three months ended March 31, 2017:

March 31, 2017
Risk-free interest rate at grant date	0.08%
Expected stock price volatility	179%
Expected dividend payout	-
Expected option in life-years	.2

The change in fair value of the conversion option derivative liability consisted of the following during the three months ended March 31, 2017:

March 31, 2017
Conversion option liability (beginning balance)	$12,567
Additional liability due to new convertible note	-
Loss (gain) on changes in fair market value of conversion option liability	3,762
Net conversion option liability	$16,329

Change in fair market value of conversion option liability resulted in a loss of $3,762 for the three months ended March 31, 2017 and a gain of $5,454 for the three months ended March 31, 2016.

5. INTELLECTUAL PROPERTY

In January 2017, the Company purchased a website and two domain names to include the intellectual property. In March 2017, the Company purchased two additional domain names. Website and domain names were purchased for total of $17,845

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. The properties will be depreciated over their estimated useful lives being 3 years.

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

OVERVIEW

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. ("Bio-Solutions") entered into an Agreement and Plan of Merger (the "Agreement") with OmniMed Acquisition Corp. (the "Acquirer), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation ("OmniMed"), and the shareholders of OmniMed (the "OmniMed Shareholders"). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders. As consideration for the acquisition of OmniMed, Bio-Solutions agreed to issue 1,979 shares of Bio-Solutions' common stock to the OmniMed Shareholders.

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005, Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006, OmniMed changed its name to MedeFile International, Inc. ("MedeFile" or the "Company").

Overview of Business

MedeFile International, Inc., through its MedeFile, Inc. subsidiary, has developed and markets a proprietary, patient-centric, Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s actual medical records. Our goal is to revolutionize the medical industry by bringing patient-centric digital technology to the business of medicine. We intend to accomplish our objective by providing individuals with a simple and secure way to access their lifetime of actual medical records in an efficient and cost-effective manner. Our products and services are designed to provide healthcare providers with the ability to reference their patient's actual past medical records, thereby ensuring the most accurate treatment and services possible while simultaneously reducing redundant procedures.

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

Since launching operations in 2006, MedeFile has endeavored to revolutionize the delivery and effective management of healthcare by bringing our novel patient-centric digital technology to the forefront of the healthcare industry. However, despite ongoing development and diligent marketing of our iPHR solution, an array of complex industry dynamics and opposing forces have done little to aid our Company in achieving our core market penetration objectives.

However, technological advances, coupled with a shift toward patient-centered care and unprecedented consumer access to information, have created a new era of consumer engagement, empowerment and activation – and potentially new life and growth opportunities for pioneering companies, like MedeFile. As healthcare reimbursement continues to shift towards risk-based contracting, providers are seeking to understand the totality of patients’ experience, which requires aggregating data across numerous care silos – something not reasonably possible given today’s electronic medical record system constraints. We maintain the believe that patient-centric, patient-controlled PHR solutions, such as MedeFile, could be the answer.

While MedeFile will continue to take steps to capitalize on changing attitudes towards PHR adoption, we believe it is also our responsibility to begin identifying and pursuing other attractive growth opportunities capable of creating and sustaining meaningful, long term value for our Company’s shareholders. To that end, our management team has begun exploring both alternative and complementary business plans and technology-related growth strategies that may allow us to best leverage our team’s collective experience, technological assets and diverse industry expertise to help drive greater revenue and earnings growth for our Company.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016

Revenues

Revenues for the three months ended March 31, 2017 totaled $9,709 compared to revenues of $4,995 during the three months ended March 31, 2016.   Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 totaled $106,594, a decrease of $2,728 or approximately 2.5% compared to selling, general and administrative expenses of $109,323 for the three months ended March 31, 2016. The decrease was due mainly to decreased payroll, legal expense, and consulting fees.

Interest Expense

Interest expense on convertible debentures for the three months ended March 31, 2017 and 2016, was $420 and $385 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% annual interest rate. Interest expense decreased due to lower note payable balance from partial repayment of note.

Interest expense on promissory notes for the three months ended March 31, 2017 and 2016 was $6,533 and $508. The company entered into several promissory notes with an annual interest rate of 7%, with terms varying from 4 months to one year.

 Other Expense

Loss on change in fair value of derivate liabilities for the three months ended March 31, 2017 was $3,762 compared to a gain of $5,454 for the three months ended March 31, 2016

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2017 was $107,600, or $0.00 per share, a decrease of $7,833, compared to net loss of $99,767, or $0.00 per share, for the three months ended March 31, 2016. The significant change is directly related to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $26,262, and merchant services reserve of $2,938.  Net cash used in operating activities for the three months ended March 31, 2017 was $65,511. Our current liabilities as of March 31, 2017 of $582,125 consisted of: $110,239 for accounts payable and accrued liabilities, convertible debenture of $17,707, note payable – related party of $437,850, and derivative liability of $16,329. We have negative working capital of $552,925 as of March 31, 2017.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $107,600 for the three months ended March 31, 2017 and had an accumulated deficit of $29,042,709 as of March 31, 2017.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of March 31, 2017 or as of the date of this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

Date: May 15, 2017	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)