Form 10-Q
period 2017-06-30
Medefile International, Inc.
filed 2017-08-17
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of registrant’s common stock, par value $0.0001: 28,756,010 as of August 14, 2017.

Item 1. Financial Statements.

MedeFile International, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30	December 31,
	2017	2016
Assets
Current assets
Cash	$455	$13,118
Merchant services reserve	2,938	2,938
Total current assets	3,393	16,056

Domain - net of amortization of $2,640	15,205	-
Total assets	$18,598	$16,056

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$156,759	$78,865
Bank overdraft	2,429	-
Note payable - related party	467,654	334,817
Convertible debenture - related party	18,142	17,287
Derivative liability convertible note	16,189	12,567
Total current liabilities	661,173	443,536

Stockholders’ deficit

Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 28,756,010 and 28,756,010 shares issued and outstanding on June 30, 2017 and December 31, 2016, respectively	2,875	2,875
Additional paid-in capital	28,504,754	28,504,754
Accumulated deficit	(29,150,204)	(28,935,109)
Total stockholders’ deficit	(642,575)	(427,480)
Total liabilities and stockholders’ deficit	$18,598	$16,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

 Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue	$12,440	$10,498	$22,149	$15,493

Operating expenses
Selling, general and administrative expenses	109,196	119,372	215,790	236,195
Amortization expense	2,640	-	2,640	-
Total operating expenses	111,836	119,372	218,430	236,195

Loss from operations	(99,396)	(108,874)	(196,281)	(220,702)

Other income (expenses)
Interest expense	(8,239)	(2,605)	(15,192)	(3,498)
Change in fair value of derivative liabilities	140	(5,509)	(3,622)	(55)
Total other income (expense)	(8,099)	(8,114)	(18,814)	(3,553)

Net loss	$(107,495)	$(116,988)	$(215,095)	$(224,255)

Net loss per share: basic and dilute	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average share outstanding: basic and diluted	28,756,010	28,756,010	28,756,010	28,756,010

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

 Consolidated Statements of Cash Flows

(Unaudited)

	For the	For the
	six months ended	six months ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(215,095)	$(224,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	2,640
Change in derivative liability - convertible debenture	3,622	55
Changes in operating assets and liabilities
Accounts receivable	-	4,965
Accounts payable and accrued liabilities	77,894	23,858
Bank overdraft	2,429
Accrued interest - convertible debenture	855	779
Accrued interest - note payable	14,337	2,719
Deferred revenue	-	(89)
Net cash used in operating activities	(113,318)	(191,968)

Cash flows from investing activities
Cash paid for domain names	(17,845)	-
Net cash used in investing activities	(17,845)	-

Cash flow from financing activities
Proceeds from note payable - related party	118,500	175,000
Net cash provided by financing activities	118,500	175,000

Net decrease in cash and cash equivalents	(12,663)	(16,968)
Cash and cash equivalents at beginning of period	13,118	38,371
Cash and cash equivalents at end of period	$455	$21,403

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MedeFile International, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of MedeFile International Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2017, and the results of operations and cash flows for the six months ended June 30, 2017 and 2016. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $215,095 for the six months ended June 30, 2017 and has negative working capital of $657,780 as of June 30, 2017.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond the Company’s control.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of June 30, 2017 and December 31, 2016 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2017:
Liabilities
Derivative Liabilities	$-	$-	$16,189	$16,189
Total	$-	$-	$16,189	$16,189

December 31, 2016:
Liabilities
Derivative Liabilities	$-	$-	$12,567	$12,567
Total	$-	$-	$12,567	$12,567

Derivative liability as of June 30, 2017 is $16,189, compared to $12,567 as of December 31, 2016.

2. NOTE PAYABLE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% Promissory Notes with a significant shareholder. During the six months ended June 30, 2017, the Company entered into an additional five unsecured 7% Promissory Notes totaling $53,000. The notes mature four to twelve month from issuance and total $275,000.

The changes in these notes payable to related party consisted of the following during the six months ended June 30, 2017:

June 30, 2017
Notes payable – related party at beginning of period	$231,569
Borrowings on notes payable – related party	53,000
Repayment	-
Accumulated interest	9,604
Notes payable – related party	$294,173

On July 15, 2016, the Company entered into an unsecured 7% Promissory Notes with a significant shareholder in the amount of $100,000. The note has a one year term.

The changes in these notes payable to related party consisted of the following during the six months ended June 30, 2017:

June 30, 2017
Notes payable at beginning of period	$103,248
Borrowings on notes payable	-
Repayment	-
Accumulated interest	3,635
Notes payable – related party	$106,883

During the quarter ended June 30, 2017, the Company entered into five unsecured 7% Promissory Notes with a significant shareholder totaling $65,500.

The changes in these notes payable to related party consisted of the following during the six months ended June 30, 2017:

	June 30, 2017
Notes payable – related party at beginning of period	$
Borrowings on notes payable – related party		65,500
Repayment		-
Accumulated interest		1,098
Notes payable – related party		$66,598

3. CONVERTIBLE DEBEBTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one year term.  Both debentures are convertible into common stock at conversion price equal to the lower of $2.00 or 80% of the previous day’s closing price.

The changes in these outstanding convertible notes payable to related party consisted of the following during the six months ended June 30, 2017:

June 30, 2017
Convertible debenture – related party at beginning of period	$17,287
Conversion	-
Repayment	-
Accumulated interest	855
Convertible debenture – related party at end of period	$18,142

4. DERIVATIVE LIABILITIES

As noted above, the Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one year term. The debentures are convertible into common stock at a conversion price equal to the lower of $1.00 or 80% of the previous day’s closing price.

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

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the six months ended June 30, 2017:

June 30, 2017
Risk-free interest rate at grant date	0.08%
Expected stock price volatility	179%
Expected dividend payout	-
Expected option in life-years	.2

The change in fair value of the conversion option derivative liability consisted of the following during the six months ended June 30, 2017:

June 30, 2017
Conversion option liability (beginning balance)	$12,567
Additional liability due to new convertible note	-
Loss (gain) on changes in fair market value of conversion option liability	3,622
Net conversion option liability	$16,189

Change in fair market value of conversion option liability resulted in a gain of $3,622 for the six months ended June 30, 2017 and a gain of $55 for the six months ended June 30, 2016.

5. INTELLECTUAL PROPERTY

In January 2017, the Company purchased a website and two domain names including the intellectual property. In March 2017, the Company purchased two additional domain names. The Company has purchased a website and domain names for a total purchase price of $17,845.

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. The properties will be depreciated over their estimated useful lives being 3 years. Amortization expense for the six months ended June 30, 2017 totaled $2,640 compared to $0 for the six months ended June 30, 2016.

6. SUBSEQUENT EVENT

On July 13, 2017, the Company entered into a 7% Promissory Note with a related party in the amount of $25,000 with an interest rate of 7% and a term of 6 months.

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

OVERVIEW

Organizational History

On November 1, 2005, Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger (the “Agreement”) with OmniMed Acquisition Corp. (the “Acquirer), a Nevada corporation and a wholly owned subsidiary of Bio-Solutions, OmniMed International, Inc., a Nevada corporation (“OmniMed”), and the shareholders of OmniMed (the “OmniMed Shareholders”). Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock of OmniMed from the OmniMed Shareholders.

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005, Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006, OmniMed changed its name to MedeFile International, Inc. (“MedeFile” or the “Company”).

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

However, technological advances, coupled with a shift toward patient-centered care and unprecedented consumer access to information, have created a new era of consumer engagement, empowerment and activation – and potentially new life and growth opportunities for pioneering companies, like MedeFile. As healthcare reimbursement continues to shift towards risk-based contracting, providers are seeking to understand the totality of patients’ experience, which requires aggregating data across numerous care silos – something not reasonably possible given today’s electronic medical record system constraints. We maintain the belief that patient-centric, patient-controlled PHR solutions, such as MedeFile, could be the answer.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016

Revenues

Revenues for the three months ended June 30, 2017 totaled $12,440 compared to revenues of $10,498 during the three months ended June 30, 2016. Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2017 totaled $109,196, a decrease of $10,176 or approximately 8.5% compared to selling, general and administrative expenses of $119,372 for the three months ended June 30, 2016. The decrease was due mainly to decreased payroll, legal expense, and consulting fees.

Amortization Expenses

Amortization expense for the three months ended June 30, 2017 totaled $1,487 compared to $0 for the three months ended June 30, 2016. During the first quarter of 2016, the Company purchased website and domain names for a total purchase price of $17,845. The properties will be amortized over their estimated useful lives being 3 years.

Interest Expense

Interest expense on convertible debentures for the three months ended June 30, 2017 and 2016, was $435 and $394 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% annual interest rate. Interest expense decreased due to lower note payable balance from partial repayment of note.

Interest expense on promissory notes for the three months ended June 30, 2017 and 2016 was $7,804 and $2,211, respectively. The Company entered into several promissory notes with an annual interest rate of 7%, with terms varying from 4 months to one year.

Other Expense

Gain on change in fair value of derivate liabilities for the three months ended June 30, 2017 was $140 compared to a loss of $5,509 for the three months ended June 30, 2016

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2017 was $107,495, a decrease in net loss of $9,493, compared to net loss of $116,988, for the three months ended June 30, 2016. The decrease is primarily related to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016

Revenues

Revenues for the six months ended June 30, 2017 totaled $22,149 compared to revenues of $15,493 during the six months ended June 30, 2016.   Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2017 totaled $215,790, a decrease of $20,405 or approximately 8.6% compared to selling, general and administrative expenses of $236,195 for the six months ended June 30, 2016. The decrease was due mainly to decreased payroll, legal expense, and consulting fees.

Amortization Expenses

Amortization expense for the six months ended June 30, 2017 totaled $2,640 compared to $0 for the six months ended June 30, 2016. During the first quarter of 2016, the Company purchased website and domain names for a total purchase price of $17,845. The properties will be amortized over their estimated useful lives being 3 years.

Interest Expense

Interest expense on convertible debentures for the six months ended June 30, 2017 and 2016, was $855 and $779 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% annual interest rate. Interest expense decreased due to lower note payable balance from partial repayment of note.

Interest expense on promissory notes for the six months ended June 30, 2017 and 2016 was $14,337 and $2,719. The Company entered into several promissory notes with an annual interest rate of 7%, with terms varying from 4 months to one year.

Other Expense

Loss on change in fair value of derivate liabilities for the six months ended June 30, 2017 was $3,622 compared to a loss of $55 for the six months ended June 30, 2016

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2017 was $215,095, a decrease in net loss of $9,160, compared to a net loss of $224,255, for the six months ended June 30, 2016. The decrease is primarily related to adjustments in the fair value of our derivative liability and a decrease in our general and administrative and compensation expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2017, we had cash and cash equivalents of $455, and merchant services reserve of $2,938.  Net cash used in operating activities for the six months ended June 30, 2017 was $113,318. Our current liabilities as of June 30, 2017 of $661,173 consisted of: $156,759 for accounts payable and accrued liabilities, convertible debenture of $18,142, overdraft of $2,429, note payable – related party of $467,654, and derivative liability of $16,189. We have negative working capital of $643,235 as of June 30, 2017.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $215,095 for the six months ended June 30, 2017 and had an accumulated deficit of $29,150,204 as of June 30, 2017.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of June 30, 2017 or as of the date of this report.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MEDEFILE INTERNATIONAL, INC.

Date: August 17, 2017	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

