Form 10-Q
period 2017-09-30
Tech Town Holdings Inc.
filed 2017-12-19
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 033-25126-D

TECH TOWN HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

301 Yamato Road, Suite 1140, Boca Raton, Florida 33413

(Address of principal executive offices)

888-879-8896

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

As of December 15, 2017, there were 143,780 shares outstanding of the registrant’s Common Stock.

PART I

Item 1. Financial Statements

Tech Town Holdings, Inc.

(formerly MedeFile International, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30	December 31,
	2017	2016
Assets
Current assets
Cash	$413	$13,118
Merchant services reserve	2,938	2,938
Total current assets	3,351	16,056

Dino Might program	1,979	-
Domain - net of amortization of $4,127	13,718	-
Total assets	$19,048	$16,056

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$175,199	$78,865
Bank overdraft	4,076	-
Note payable - related party	572,040	334,817
Convertible debenture - related party	18,593	17,287
Derivative liability convertible note	20,281	12,567
Total current liabilities	790,189	443,536

Stockholders’ deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, 7,000 and no shares issued and outstanding on September 30, 2017 and December 31, 2016, respectively	1	-
Common stock, $.0001 par value: 700,000,000 authorized; 143,780 and 143,780 shares issued and outstanding on September 30, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital	29,328,065	28,507,615
Accumulated deficit	(30,099,221)	(28,935,109)
Total stockholders’ deficit	(771,141)	(427,480)
Total liabilities and stockholders’ deficit	$19,048	$16,056

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tech Town Holdings, Inc.

(formerly MedeFile International, Inc.)

Consolidated Statements of Operations

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue	$9,548	$9,608	$31,697	$25,101

Operating expenses
Selling, general and administrative expenses	124,877	106,041	340,667	342,236
Impairment of Dino Might program	818,472	-	818,472	-
Amortization expense	1,487	-	4,127	-
Total operating expenses	944,836	106,041	1,163,266	342,236

Loss from operations	(935,288)	(96,433)	(1,131,569)	(317,135)

Other income (expenses)
Interest expense	(9,637)	(5,021)	(24,829)	(8,519)
Change in fair value of derivative liabilities	(4,092)	7,460	(7,714)	7,405
Total other income (expense)	(13,729)	2,439	(32,543)	(1,114)

Net loss	$(949,017)	$(93,994)	$(1,164,112)	$(318,249)

Net loss per share: basic and diluted	$(6.60)	$(0.65)	$(8.10)	$(2.21)

Weighted average share outstanding: basic and diluted	143,780	143,780	143,780	143,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Tech Town Holdings, Inc.

(formerly MedeFile International, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,164,112)	$(318,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	4,127	-
Change in derivative liabiliy - convertible debenture	7,714	(7,405)
Impairment of Dino Might program	818,472	-
Changes in operating assets and liabilities
Accounts receivable	-	4,965
Accounts payable and accrued liabilities	96,334	1,668
Bank overdraft	4,076	-
Accrued interest - convertible debenture	1,306	1,187
Accrued interest - note payable	23,523	7,332
Deferred revenue	-	(285)
Net cash used in operating activities	(208,560)	(310,787)

Cash flows from investing activities
Cash paid for domain names	(17,845)	-
Net cash used in investing activities	(17,845)	-

Cash flow from financing activities
Proceeds from note payable - related party	213,700	275,000
Net cash provided by financing activities	213,700	275,000

Net decrease in cash and cash equivalents	(12,705)	(35,787)
Cash and cash equivalents at beginning of period	13,118	38,371
Cash and cash equivalents at end of period	$413	$2,584

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Transactions
Purchase from related party of Dino Might program with preferred stock issuance	$820,451	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TECH TOWN HOLDINGS INC.

(FORMERLY MEDEFILE INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 — BASIS OF PRESENTATION & GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of Tech Town Holdings Inc., (formerly MedeFile International, Inc.) a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2017, and the results of operations and cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of $1,164,112 for the nine months ended September 30, 2017 and has negative working capital of $786,838 as of September 30, 2017.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The operating losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control.

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

TECH TOWN HOLDINGS INC.

(FORMERLY MEDEFILE INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of September 30, 2017 and December 31, 2016 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2017:
Liabilities
Derivative Liabilities	$-	$-	$20,281	$20,281
Total	$-	$-	$20,281	$20,281

December 31, 2016:
Liabilities
Derivative Liabilities	$-	$-	$12,567	$12,567
Total	$-	$-	$12,567	$12,567

Derivative liability as of September 30, 2017 was $20,281, compared to $12,567 as of December 31, 2016.

2. NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% Promissory Notes with a significant shareholder. During the nine months ended September 30, 2017, the Company entered into an additional nine unsecured 7% Promissory Notes totaling $145,000. The notes mature four to 12 months from issuance and total $367,000. As of September 30, 2017 $277,000 of the notes are in default.

The changes in these notes payable to related party consisted of the following during the nine months ended September 30, 2017:

September 30, 2017
Notes payable – related party at beginning of period	$231,569
Borrowings on notes payable – related party	145,000
Repayment	-
Accumulated interest	15,729
Notes payable – related party	$392,298

TECH TOWN HOLDINGS INC.

(FORMERLY MEDEFILE INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

On July 15, 2016, the Company entered into an unsecured 7% Promissory Notes with a significant shareholder in the amount of $100,000. The note has a one-year term and is currently in default.

The changes in these notes payable to related party consisted of the following during the nine months ended September 30, 2017:

September 30, 2017
Notes payable at beginning of period	$103,248
Borrowings on notes payable	-
Repayment	-
Accumulated interest	5,521
Notes payable – related party	$108,769

During the nine months ended September 30, 2017, the Company entered into five unsecured 7% Promissory Notes with a significant shareholder totaling $65,500. As of September 30, 2017, $43,500 are in default.

The changes in these notes payable to related party consisted of the following during the nine months ended September 30, 2017:

September 30, 2017
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	65,500
Repayment	-
Accumulated interest	2,773
Notes payable – related party	$68,273

During the nine months ended September 30, 2017 the CEO of the Company advanced the Company $3,200. The advance does not bear interest and is to be paid when the Company has funds available.

TECH TOWN HOLDINGS INC.

(FORMERLY MEDEFILE INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

3. CONVERTIBLE DEBENTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at conversion price equal to the lower of $2.00 or 80% of the previous day’s closing price.

The changes in these outstanding convertible notes payable to related party consisted of the following during the nine months ended September 30, 2017:

September 30, 2017
Convertible debenture – related party at beginning of period	$17,287
Conversion	-
Repayment	-
Accumulated interest	1,306
Convertible debenture – related party at end of period	$18,593

4. DERIVATIVE LIABILITIES

As noted above, the Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at a conversion price equal to the lower of $1.00 or 80% of the previous day’s closing price.

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

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the nine months ended September 30, 2017:

September 30,
2017
Risk-free interest rate at grant date	0.08%
Expected stock price volatility	179%
Expected dividend payout	-
Expected option in life-years	0.2

TECH TOWN HOLDINGS INC.

(FORMERLY MEDEFILE INTERNATIONAL, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

The change in fair value of the conversion option derivative liability consisted of the following during the nine months ended September 30, 2017:

September 30, 2017
Conversion option liability (beginning balance)	$12,567
Additional liability due to new convertible note	-
Loss (gain) on changes in fair market value of conversion option liability	7,714
Net conversion option liability	$20,281

Change in fair market value of conversion option liability resulted in a loss of $7,714 for the nine months ended September 30, 2017 and a gain of $6,134 for the nine months ended September 30, 2016.

5. INTELLECTUAL PROPERTY

In January 2017, the Company purchased a website and two domain names including the intellectual property. In March 2017, the Company purchased two additional domain names. The Company has purchased a website and domain names for a total purchase price of $17,845.

In September 2017, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with The Vantage Group Ltd. (“Vantage”). Vantage is owned by a significant shareholder of the Company and as such is a related party. Pursuant to the Asset Purchase Agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might Asset pursuant to which the Company will pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might Asset. The company has recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next 3 years.

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. The properties will be depreciated over their estimated useful lives being 3 years. Amortization expense for the nine months ended September 30, 2017 totaled $4,127 compared to $0 for the nine months ended September 30, 2016.

6. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada. The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company has issued 7,000 shares of Series C Preferred Stock. Each holder of outstanding shares of Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. The Series C Preferred Stock is convertible into common stock at a conversion ratio determined by dividing the Series C Original Issue Price of $100 per share by the conversion price of $2.00 (such that each share of Series C Preferred Stock is convertible into 50 shares of common stock). The Series C Preferred Stock will vote on an as-converted basis with the common stock, and in the event any dividends are paid on the common stock, the Series C Preferred Stock will be entitled to dividends on an as-converted basis. If a Distribution Event (as defined in the Series C Certificate of Designation) occurs, the Company will pay to the holders of Series C Preferred Stock $30,000 for every $120,000 received from such Distribution Event, and the number of outstanding shares of Series C Preferred Stock will be reduced by an amount determined by dividing the amount of such payment by the Series C Original Issue Price. A Distribution Event is defined as the receipt by the Company of $120,000 in proceeds from a financing not involving any holder of Series C Preferred Stock, or any fiscal period in which the Company generated gross profits of $120,000 or more. The Series C conversion price is subject to adjustment in the event the Company sells common stock at price lower than the then effective conversion price.

On September 29. 2017 the Company issued 7,000 shares of Series C Preferred Stock in connection with the Asset Purchase Agreement, as discussed above. The value of the shares issued amount to $820,451. The valuation of the Preferred Shares was determined by an independent financial analyst.

7. SUBSEQUENT EVENT

Effective October 25, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which the Company (i) effected a one-for-200 reverse split of its common stock and (ii) the Company changed its name to Tech Town Holdings Inc. The market effective date of the reverse split and name change was November 2, 2017. All share and per share amounts herein retroactively reflect the split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains “forward-looking statements”. Forward-looking statements reflect the current view about future events. When used in this quarterly report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements, include, but are not limited to, statements contained in this quarterly report on Form 10-Q relating to our business strategy, our future operating results, and our liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As a result of the Agreement, the OmniMed Shareholders assumed control of Bio-Solutions. Effective November 21, 2005, Bio-Solutions changed its name to OmniMed International, Inc. Effective January 17, 2006, OmniMed changed its name to MedeFile International, Inc. Effective October 25, 2017, the Company changes its name to Tech Town Holdings Inc.  (the “Company”).

Overview of Business

Inspired by a passion for creating disruptive digital products and authentic, highly engaging user experiences, Tech Town Holdings is amassing a portfolio of companies and digital assets which we believe hold the power to shape a better future for our planet and human kind.

By incubating new tech concepts; accelerating early stage, entrepreneurial, technology ventures; and organically developing proprietary software solutions and mobile apps; Tech Town is bringing to market best-in-class digital technologies capable of addressing wide-ranging industry and consumer needs and demands. To that end, our platform is currently segmented into six focused business categories, in which we are actively advancing technology development projects:

●	Digital News Aggregation
●	Digital Entertainment/Gaming
●	Digital Health and Wellness
●	Cannabis
●	Templated Mobile App Development for Businesses
●	Cryptocurrency Ecommerce and Mobile App Development

In support of each portfolio company or development project, Tech Town will provide vital seed and working capital in exchange for meaningful equity ownership. In addition, we supply honed leadership and expertise in high technology and product development, asset management, legal and accounting, IP protection, sales and marketing and strategic business-building, among other critical skillsets. Moreover, through effective development and management of our portfolio companies and technologies, we are able to take full advantage of opportunities to aggregate systems and processes that will, in turn, allow us to deliver consistent consumer experiences and achieve sustainable business advantages and meaningful cost savings across the Tech Town enterprise. It is our belief that our ultimate success will be defined in large measure by the value, level of innovation and reach of our digital assets; the smart allocation and return on our capital; and our adoption of forward-thinking business models that promote profitable growth while mitigating unnecessary risks in our individual business units.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenues

Revenues for the three months ended September 30, 2017 totaled $9,548 compared to revenues of $9,608 during the three months ended September 30, 2016.   Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2017 totaled $943,349, an increase of $837,308 or approximately 789.6% compared to selling, general and administrative expenses of $106,041 for the three months ended September 30, 2016. The increase was due primarily to recognition of an impairment loss of $818,472.

Amortization Expenses

Amortization expense for the three months ended September 30, 2017 totaled $1,487 compared to $0 for the three months ended September 30, 2016. During the first quarter of 2016, the Company purchased website and domain names for a total of $17,845. The properties will be amortized over their estimated useful lives being 3 years.

Interest Expense

Interest expense on convertible debentures for the three months ended September 30, 2017 and 2016, was $450 and $408 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% annual interest rate. Interest expense decreased due to lower note payable balance from partial repayment of note.

Interest expense on promissory notes for the three months ended September 30, 2017 and 2016 was $9,187 and $4,613. The company entered into several promissory notes with an annual interest rate of 7%, with terms varying from 4 months to one year.

Other Expense

Loss on change in fair value of derivate liabilities for the three months ended September 30, 2017 was $4,092 compared to a loss of $7,460 for the three months ended September 30, 2016.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2017 was $949,017, or $6.60 per share, an increase of $855,023, compared to net loss of $93,994, or $0.65 per share, for the three months ended September 30, 2016. The increase is primarily due to a recognition of an impairment loss of $818,472.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Revenues

Revenues for the nine months ended September 30, 2017 totaled $31,697 compared to revenues of $25,101 during the nine months ended September 30, 2016.   Medical record reimbursement revenue is a dollar for dollar reimbursement for charges from members’ doctors for sending updated medical records to MedeFile. The off-setting expense is charged to selling general and administrative expense. Revenues received from memberships are recognized through the period of the membership, and, therefore, revenue recognized represents a fraction of the membership in the quarter being reported.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2017 totaled $1,159,139, an increase of $816,903 or approximately 238.7% compared to selling, general and administrative expenses of $342,236 for the nine months ended September 30, 2016. The increase was due mainly to a recognition of an impairment loss of $818,472.

Amortization Expenses

Amortization expense for the nine months ended September 30, 2017 totaled $4,127 compared to $0 for the nine months ended September 30, 2016. During the first quarter 2016, the Company purchased website and domain names for total of $17,845. The properties will be amortized over their estimated useful lives being 3 years.

Interest Expense

Interest expense on convertible debentures for the nine months ended September 30, 2017 and 2016, was $1,306 and $1,188 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% annual interest rate. Interest expense decreased due to lower note payable balance from partial repayment of note.

Interest expense on promissory notes for the nine months ended September 30, 2017 and 2016 was $23,523 and $7,331. The company entered into several promissory notes with an annual interest rate of 7%, with terms varying from 4 months to one year.

Other Expense

Loss on change in fair value of derivate liabilities for the nine months ended September 30, 2017 was $7,714 compared to a loss of $7,405 for the nine months ended September 30, 2016.

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2017 was $1,164,112, or $8.10 per share, an increase of $845,863, compared to net loss of $318,249, or $2.21 per share, for the nine months ended September 30, 2016. The increase is primarily due to a recognition of an impairment loss of $818,472.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $413, which compared to cash of $13,118 as of December 31, 2016. Net cash used in operating activities for the nine months ended September 30, 2017 was $208,560. Our current liabilities as of September 30, 2017 of $790,189, consisted of: $175,199 for accounts payable and accrued liabilities, convertible debenture of $18,593, overdraft of $4,076, note payable – related party of $572,040, and derivative liability of $20,281. We have negative working capital of $786,838 as of September 30, 2017.

Net cash used in our operating activities for the nine months ended September 30, 2016 totaled $208,560 which compared to net cash used in our operations for the nine months ended September 30, 2016 of $310,787.

Net cash flows provided by financing activities was $213,700 for the nine months ended September 30, 2017, compared to $275,000 provided by our financing activities for the nine months ended September 30, 2016.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $1,164,112 for the nine months ended September 30, 2017 and had an accumulated deficit of $30,099,221 as of September 30, 2017. There can be no assurance that our cash flow will increase in the near future from anticipated new business activities, or that revenues generated from our existing operations will be sufficient to allow us to continue to pursue new customer programs or profitable new business ventures.

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

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required by this Item.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

As of the date of filing of this report, the Company in default on $420,500 in promissory notes due to failure to make payment when due.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TECH TOWN HOLDINGS INC.

Dated: December 18, 2017	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

