Form 10-K
period 2017-12-31
Hash Labs Inc.
filed 2018-05-11
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 033-25126-D

HASH LABS INC.

Formerly Tech Town Holdings, Inc. and Medefile International, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Yamato Road, Suite 1240, Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 295-1990

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $473,685

As of May 10, 2018, there were 18,451,277 shares of common stock, par value $0.0001 per share, issued and outstanding.

HASH LABS INC.

PART I

This report may contain forward-looking statements. Investors are cautioned that such forward-looking state to all comments are based on our management's beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” “Hash Labs,” or the “Company” refer to Hash Labs Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars

ITEM 1. BUSINESS

Our Corporate History

The Company was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. Pursuant to the agreement, Bio-Solutions acquired all of the outstanding equity stock from the OmniMed shareholders. As a result, the OmniMed shareholders assumed control of Bio-Solutions and changed the name of the Company to OmniMed International, Inc., effective November 21, 2006. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. The Company’s business following the closing of this acquisition was the sale of an Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records, and in connection therewith, providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel go onsite to physicians’ office weekly to reproduce the records requested by third parties.

On October 25, 2017, the Company the Company changed its name to Tech Town Holdings Inc, effective November 2, 2017.

The name change to Tech Town Holdings, Inc. was intended to reflect a new business strategy centered on identifying and fostering new or early stage business opportunities being aggressively fueled by digital reinvention and innovation. To that end, our business-building platform was segmented into six focused categories, for which we planned to advance numerous technology development projects:

●	Digital News Aggregation

●	Digital Entertainment and Gaming

●	Digital Health and Wellness

●	CannaTech

●	Mobile App Design and Development

However, following closer scrutiny of the new business opportunities we were exploring in late 2017, coupled with our evaluation of market trends and growth dynamics in their respective categories, we determined that a more prudent strategy was to narrow our focus, working instead on capitalizing on global growth opportunities in a single industry category. At this time, we continue to evaluate prevailing opportunities for our Company and anticipate determining a focused course of action in mid-2018. In January 2018, the Company’s name was changed to Hash Labs Inc We also continue to provide a professional service specializing in HIPAA compliant retrieval, reproduction and release of information which is the primary source of revenue for the Company.

Plan of Operations

As of the date of this annual report, our Company has not entered into any definitive agreement with any party regarding any specific business opportunities for our Company. In our efforts to analyze business opportunities, we will consider the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

We will need to raise funds for our operating and investing cash needs. We have no committed sources of capital and there is no assurance we will be able to raise capital on terms acceptable to us, or at all. During the next 12 months we anticipate incurring costs related to developing our new business, filing of Exchange Act reports and other costs associated with being a public company. Although we believe we will be able to meet these costs through funds to be loaned by or invested in us by our stockholders or other investors, we can provide no assurance such funds will be available to us.

Employees

As of May 10, 2018, we have two full-time employees.

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

We incurred a net loss of $1,316,356, for the year ended December 31, 2017. As of December 31, 2017, we have an accumulated deficit of $30,251,465 and a stockholders’ deficit of $923,385. We may never achieve profitability or generate significant revenues.

We will need to raise additional capital.

We have a working capital deficit of $925,364 as of December 31, 2017. We will need to raise additional capital to maintain and expand operations. In recent years we have been funded primarily through advances by our largest stockholder. We do not have any committed sources of capital and there is no assurance additional capital will be available on terms acceptable to us, or at all. Any equity financings could result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. If we are unable to raise sufficient additional capital, we will need to curtail or cease operations.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

The financial statements included in this report have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise operating and liquidity concerns and substantial doubt about the Company's ability to continue as a going concern.

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

RISKS RELATED TO OUR COMMON STOCK

There is a minimal market for our common stock which may make it more difficult for shareholders to dispose of their shares.

Our common stock is quoted on the OTC Pink under the symbol “HLAB”. However, this is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange, and there is minimal trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

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

We do not expect to pay dividends.

We have not paid cash dividends on our common stock and do not expect to do so for the foreseeable future. As a result, any return on our shares will be depend on an increase in the market price of our shares, which may not occur.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We maintain our principal office at 301 Yamato Road, Suite 1240, Boca Raton, Florida 33431. We believe that our existing facilities are suitable and adequate to meet our current business requirements. Our monthly rent is $59.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “HLAB” on the OTC Pink tier of the OTC Markets. There is minimal trading activity in our common stock.

The following table sets forth, for the period indicated, the quarterly high and low per share bid prices per share of our common stock for each quarter during our last two fiscal years as reported on Nasdaq.com.

2017	High	Low
First Quarter	$16.00	$4.08
Second Quarter	$8.80	$3.82
Third Quarter	$5.98	$3.00
Fourth Quarter	$6.00	$1.00

2016	High	Low
First Quarter	$378.00	$35.00
Second Quarter	$85.00	$16.00
Third Quarter	$40.00	$6.32
Fourth Quarter	$10.38	$5.00

Because these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. There is currently no public trading market for our preferred stock.

As of May 10, 2018, we had approximately 1,076 holders of record of our common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock and does not expect to pay and any cash dividends for the foreseeable future.

Recent Sales of Unregistered Securities

None

Purchases by Issuer and Its Affiliates

None.

ITEM 6. SELECTED FINANCIAL DATA

This item is not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

Results of Operations

YEAR ENDED DECEMBER 31, 2017 COMPARED TO YEAR ENDED DECEMBER 31, 2016

Revenues

Revenues for the year ended December 31, 2017 totaled $42,030 compared to revenues of $33,125 during the year ended December 31, 2016. We generate revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel go onsite to physicians’ office weekly to reproduce the records requested by third parties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2017 totaled $479,019, an increase of $30,107 or approximately 6.7% compared to selling, general and administrative expenses of $448,912 for the year ended December 31, 2016. The increase was due mainly to increased payroll, legal expense and consulting fees.

Impairment of Asset

Impairment of Dino Might program for the year ended December 31, 2017 was $818,472.

Amortization Expenses

Amortization expense for the year ended December 31, 2017 totaled $5,614 compared to $0 for the year ended December 31, 2016. During the first quarter of 2017, the Company purchased website and domain names for a total of $17,845. At December 31, 2017, the Domains Names were written off in the amount of $12,231.

Interest Expense

Interest expense on convertible debentures for the years ended December 31, 2017 and 2016 was $1,768 and $11,606 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% annual interest rate.

Interest expense on promissory notes for the years ended December 31, 2017 and 2016, was $34,443 and $12,817 respectively. During the year ended December 31, 2017, the Company entered into several promissory notes with an annual interest rate of 7%, with terms varying from four months to one year.

Other Expense

Loss on change in fair value of derivate liabilities for the year ended December 31, 2017 was $6,839 compared to a gain of $6,500 for the year ended December 31, 2016.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2017 was $1,316,356, or $8.70 per share, an increase of $892,646, compared to net loss of $423,710, or $2.95 per share, during the year ended December 31, 2016.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $730, compared to cash of $13,118 as of December 31, 2016. Net cash used in operating activities for the year ended December 31, 2017 was $275,488. Our current liabilities as of December 31, 2017 totaled $929,032; and consisted of $235,589 for accounts payable and accrued liabilities, convertible debenture of $19,055, overdraft of $1,577, note payable – related party of $653,405, and derivative liability of $19,406. We have negative working capital of $925,364 as of December 31, 2017.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company reported a net loss of $1,316,356 for the year ended December 31, 2017 and had an accumulated deficit of $30,251,465 as of December 31, 2017. We may not succeed in generating any cash flows in the future from anticipated new business activities.

We have no committed sources of capital. We have funded our operations in recent years primarily through loans from our principal stockholder. We will need to raise additional capital to continue and expand our operations. We may not be able to obtain additional capital on acceptable terms, or at all.

Critical Accounting Policies and Estimates

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (full retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. Because the Company's primary source of revenues is from providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information, the Company does not expect the impact on its consolidated financial statements to be material.

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities.

We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Revenue Recognition

Historically, the Company has generated revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognizes revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Stock-Based Compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value-based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (full retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. Because the Company's primary source of revenues is from providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information, the Company does not expect the impact on its consolidated financial statements to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company,” we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hash Labs, Inc. (formerly Tech Town Holdings, Inc. and Medefile International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hash Labs, Inc. and its subsidiary (formerly Tech Town Holdings, Inc. and Medefile International, Inc.) (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2016.

Houston, Texas

May 10, 2018

Hash Labs, Inc.

(formerly Tech Town Holdings, Inc.)

(formerly Medefile International, Inc.)

Consolidated Balance Sheets

	December 31,
	2017	2016
Assets
Current assets
Cash	$730	$13,118
Merchant services reserve	2,938	2,938
Total current assets	3,668	16,056

Intangible asset	1,979	-
Total assets	$5,647	$16,056

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$235,589	$78,865
Bank overdraft	1,577	-
Note payable - related party	653,405	334,817
Convertible debenture - related party	19,055	17,287
Derivative liability	19,406	12,567
Total current liabilities	929,032	443,536

Stockholders’ deficit
Preferred stock, $0.0001 par value: 10,000,000 authorized, no shares issued and outstanding on December 31, 2017 and December 31, 2016, respectively	-	-
Preferred stock, Series C, $0.0001 par value: 7,000 authorized, 7,000 and no shares issued and outstanding on December 31, 2017 and December 31, 2016, respectively	1	-
Common stock, $0.0001 par value, 700,000,000 authorized, 151,277 and 143,780 shares issued and outstanding on December 31, 2017 and December 31, 2016, respectively	15	14
Additional paid-in capital	29,328,064	28,507,615
Accumulated deficit	(30,251,465)	(28,935,109)
Total stockholders’ deficit	(923,385)	(427,480)
Total liabilities and stockholders’ deficit	$5,647	$16,056

The accompanying notes are an integral part of these consolidated financial statements.

Hash Labs, Inc.

(formerly Tech Town Holdings, Inc.)

(formerly Medefile International, Inc.)

Consolidated Statements of Operations

	Year ended December 31,
	2017	2016
Revenue	$42,030	$33,125

Operating expenses
Selling, general and administrative expenses	479,019	448,912
Amortization expenses	5,614	-
Impairment of Dino Might Program	818,472	-
Write off of Domain names	12,231	-
Total operating expenses	1,315,336	448,912

Loss from operations	(1,273,306)	(415,787)

Other income (expenses)
Interest expense	(36,211)	(14,423)
Gain (loss) on change in fair value of derivative liabilities	(6,839)	6,500
Total other expense	(43,050)	(7,923)

Net loss	$(1,316,356)	$(423,710)

Net loss per common share: basic and diluted	$(8.70)	$(2.95)

Weighted average common share outstanding: basic and diluted	151,277	143,780

The accompanying notes are an integral part of these consolidated financial statements.

Hash Labs, Inc.

(formerly Tech Town Holdings, Inc.)

(formerly Medefile International, Inc.)

Consolidated Statements of Changes in Stockholder’s Deficit

For the Years Ended December 31, 2017 and 2016

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2015	-	$-	143,780	$14	$28,507,615	$(28,511,399)	$(3,770)

Net loss	-	-	-	-	-	(423,710)	(423,710)
Balance December 31, 2016	-	$-	143,780	$14	$28,507,615	$(28,935,109)	$(427,480)

Preferred shares series C issued for purchase of intangible asset	7,000	1	-	-	820,450	-	820,451
Shares issued for fractional shares from stock split	-	-	7,497	1	(1)	-	-

Net loss	-	-	-	-	-	(1,316,356)	(1,316,356)
Balance December 31, 2017	7,000	$1	151,277	$15	$29,328,064	$(30,251,465)	$(923,385)

The accompanying notes are an integral part of these consolidated financial statements.

Hash Labs, Inc.

(formerly Tech Town Holdings, Inc.)

(formerly Medefile International, Inc.)

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	(1,316,356)	$(423,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	5,614	-
Loss (gain) on change in derivative liability - convertible debenture	6,839	(6,500)
Impairment of Dino Might program	818,472	-
Write off of Domain names	12,231	-
Changes in operating assets and liabilities
Accounts receivable	-	4,965
Accounts payable and accrued liabilities	159,924	64,008
Bank overdraft	1,577	-
Accrued interest - convertible debenture	1,768	1,606
Accrued interest - note payable	34,443	12,817
Deferred revenue	-	(439)
Net cash used in operating activities	(275,488)	(347,253)

Cash flows from investing activities
Cash paid for Domain names	(17,845)	-
Net cash used in investing activities	(17,845)	-

Cash flow from financing activities
Payment on note payable - related party	(4,330)	-
Proceeds from note payable - related party	285,275	322,000
Net cash provided by financing activities	280,945	322,000

Net decrease in cash and cash equivalents	(12,388)	(25,253)
Cash and cash equivalents at beginning of period	13,118	38,371
Cash and cash equivalents at end of period	730	$13,118

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Transactions
Purchase of Dino Might program with preferred stock issuance	$820,451	$-
Adjustment for fractional shares issued due to reverse split	$1	$-
Expense paid by Director	$3,200	$-

The accompanying notes are an integral part of these consolidated financial statements.

Hash Labs, Inc.

(formerly Tech Town Holdings, Inc.)

(formerly Medefile International, Inc.)

Notes to the Consolidated Financial Statements

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the balance sheets, statements of operations, changes in stockholder’s deficit and cash flows of the Company. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Principle of Consolidation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business Operations

Our Company was originally formed on November 1, 2005 when Bio-Solutions International, Inc. entered into an Agreement and Plan of Merger (with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock from the OmniMed shareholders. As a result, the OmniMed shareholders assumed control of Bio-Solutions and changed the name of the Company to OmniMed International, Inc., effective November 21, 2006. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. The Company’s business following the closing of this acquisition was the sale of an Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records, and in connection therewith, providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel go onsite to physicians’ office weekly to reproduce the records requested by third parties.

In October 2017, the name of the Company was changed to Tech Town Holdings, Inc. to reflect a new business strategy centered on identifying and fostering new or early stage business opportunities being aggressively fueled by digital reinvention and innovation. To that end, our business-building platform was segmented into six focused categories, for which we planned to advance numerous technology development projects:

●	Digital News Aggregation

●	Digital Entertainment and Gaming

●	Digital Health and Wellness

●	Cryptocurrencies and Blockchain Technologies

●	CannaTech

●	Mobile App Design and Development

However, following closer scrutiny of the new business opportunities we were exploring in late 2017, coupled with our evaluation of market trends and growth dynamics in their respective categories, we determined that a more prudent strategy was to narrow our focus, working instead on capitalizing on global growth opportunities in a single industry category. At this time, we continue to evaluate prevailing opportunities for our Company and anticipate determining a focused course of action in mid-2018. In January 2018, the Company’s name was changed to Hash Labs Inc. We also continue to provide a professional service specializing in HIPAA compliant retrieval, reproduction and release of information

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company has reported a net loss of for the year ended December 31, 2017 and has negative working capital as of December 31, 2017.

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

Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These financial statements do not include any adjustments that might arise from this uncertainty.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs for the years ended December 31, 2017 and 2016.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of December 31, 2017 and December 31, 2016 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2017:
Liabilities
Derivative Liabilities	$-	$-	$19,406	$19,406
Total	$-	$-	$19,406	$19,406

December 31, 2016:
Liabilities
Derivative Liabilities	$-	$-	$12,567	$12,567
Total	$-	$-	$12,567	$12,567

Derivative liability as of December 31, 20178 was $19,406, compared to $12,567 as of December 31, 2016.

Impairment of Long Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC 360-10 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset’s carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable. At December 31, 2017, the Company determined there was an impairment on the Domain Name assets. As a result an impairment was recorded in the amount of $12,231. Additionally, an impairment was recognized for the Dino Might program in the amount of $818,422. The impairment on both assets was due to limited to no cash flow expected to be generated.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 4,563 common shares were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2017.

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

Stock Based Compensation

The Company accounts for employee compensation related to stock, options or warrants using a fair value-based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company accounts for nonemployee compensation related to stock, options or warrants using a fair value-based method whereby compensation cost is measured at the earlier of a commitment date or completion of services based on the value of the award and is recognized over the service period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the measurement date.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (full retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. Because the Company’s primary source of revenues is from providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information, the Company does not expect the impact on its consolidated financial statements to be material.

2. NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% Promissory Notes with a significant shareholder totaling $222,000. During the year ended December 31, 2017, the Company entered into seventeen additional unsecured 7% Promissory Notes totaling $215,500. The notes mature four to twelve months from issuance and total $437,500. As of December 31, 2017, $300,000 of the notes were in default.

The changes in these notes payable to related party consisted of the following during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Notes payable – related party at beginning of period	$231,569	-
Borrowings on notes payable – related party	215,500	222,000
Repayment	-	-
Accumulated interest	23,534	9,569
Notes payable – related party	$470,603	231,569

On July 15, 2016, the Company entered into an unsecured 7% Promissory Notes with a significant shareholder in the amount of $100,000. The note has a one-year term and was in default as of December 31, 2017.

The changes in these notes payable to related party consisted of the following during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Notes payable at beginning of period	$103,248	$-
Borrowings on notes payable	-	100,000
Repayment	-	-
Accumulated interest	7,440	3,248
Notes payable – related party	$110,688	$103,248

During the year ended December 31, 2017, the Company entered into five unsecured 7% Promissory Notes with a significant shareholder totaling $65,500. As of December 31, 2017, $65,500 was in default.

The changes in these notes payable to related party consisted of the following during the year ended December 31, 2017:

December 31, 2017
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	65,500
Repayment	-
Accumulated interest	3,469
Notes payable – related party	$68,969

During the year ended December 31, 2017, the Company borrowed a total of $4,275 from the CEO of the Company; total expenses paid directly by the CEO of the Company was $3,200. During the year ended December 31, 2017, the Company repaid $4,330 to the CEO, and the amount due to the CEO was $3,145 as of December 31, 2017. The advance carries 0% interest rate and is to be paid when funds become available.

Other Related Party Transaction

Michael Delin, a director of the Company, provides accounting services to the Company through an entity he owns. During the years ended December 31, 2017 and December 31, 2016, the Company paid Mr. Delin $9,500 and $22,500 for such services.

3. CONVERTIBLE DEBENTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at conversion price equal to the lower of $400.00 or 80% of the previous day’s closing price. $40,000 of the note was converted and $70,000 was repaid as of December 31, 2015. Convertible accrued interest remained outstanding under this note of $19,055 and $17,287 as of December 31, 2017 and 2016, respectively.

The changes in these outstanding convertible notes payable to related party consisted of the following during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Convertible debenture – related party at beginning of period	$17,287	$15,681
Conversion	-	-
Repayment	-	-
Accumulated interest	1,768	1,606
Convertible debenture – related party at end of period	$19,055	$17,287

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

These warrants expired during 2016 resulting in a derivative gain of $1,271. The fair value of the derivative liability associated with these warrants was $1,271 as of December 31, 2015.

As noted above, the Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at a conversion price equal to the lower of $400.00 or 80% of the previous day’s closing price.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative liability for the value. The Company then assesses the fair value of the warrants quarterly based on the Black Scholes Model and increases or decreases the liability to the new value and records a corresponding gain or loss (see below for variables used in assessing the fair value).

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Risk-free interest rate at grant date	0.45%	0.18%
Expected stock price volatility	228%	269%
Expected dividend payout	-	-
Expected option in life-years	1	.05

The change in fair value of the conversion option derivative liability consisted of the following during the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Conversion option liability (beginning balance)	$12,567	$17,796
Additional liability due to new convertible note	-
Loss (gain) on changes in fair market value of conversion option liability	6,839	(5,229)
Net conversion option liability	$19,406	$12,567

Change in fair market value of conversion option liability resulted in a loss of $6,839 for the year ended December 31, 2017 and a gain of $5,229 for the year ended December 31, 2016.

5. INTELLECTUAL PROPERTY

In January 2017, the Company purchased a website and two domain names including the intellectual property. In March 2017, the Company purchased two additional domain names. The Company has purchased a website and domain names for a total purchase price of $17,845. Amortization expense for the year ended December 31, 2017 totaled $5,614 compared to $0 for the year ended December 31, 2016. As of December 31, 2017, the domain names were written off in the amount of $12,231.

In September 2017, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with The Vantage Group Ltd., a significant shareholder (“Vantage”). Pursuant to the Asset Purchase Agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. The Company has recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years.

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

6. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock. The Series C Preferred Stock is convertible into common stock at a conversion ratio determined by dividing the Series C Original Issue Price of $100 per share by the conversion price of $2.00 (such that each share of Series C Preferred Stock is convertible into 50 shares of common stock). The Series C Preferred Stock will vote on an as-converted basis with the common stock, and in the event any dividends are paid on the common stock, the Series C Preferred Stock will be entitled to dividends on an as-converted basis. If a Distribution Event (as defined in the Series C Certificate of Designation) occurs, the Company will pay to the holders of Series C Preferred Stock $30,000 for every $120,000 received from such Distribution Event, and the number of outstanding shares of Series C Preferred Stock will be reduced by an amount determined by dividing the amount of such payment by the Series C Original Issue Price. A Distribution Event is defined as the receipt by the Company of $120,000 in proceeds from a financing not involving any holder of Series C Preferred Stock, or any fiscal period in which the Company generated gross profits of $120,000 or more.

On September 29, 2017, the Company issued 7,000 shares of Series C Preferred Stock in connection with the Asset Purchase Agreement for the Dino Might asset. The value of the shares issued amount to $820,451. The valuation of the shares of Series C Preferred Stock was determined by an independent financial analyst.

On October 25, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which a one-for-200 reverse split of its common stock was effected and the Company changed its name to Tech Town Holdings Inc, effective November 2, 2017. All share and per share amounts herein retroactively reflect the split.

7. INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. On December 22, 2017, H.R. 1, formally known as the Tax Cut and Jobs Act (the “Act”) was enacted into law. The Act provides for significant tax law changes and modifications with varying effective dates. The major change that affects the Company is reducing the corporate income tax rate from 35% to 21%.

The Company is subject to US taxes. Historically, the Company has had no net taxable income, and therefore has paid no income tax. All years since inception are open to IRS inspection.

As of December 31, 2017 and 2016, respectively, the Company had a net operating loss (NOL) carryforward of approximately $17,977,860 and $17,535,257. The NOL carryforward begins to expire in various years beginning 2017. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having future taxable income, a full valuation allowance has been established at December 31, 2017 and 2016 to reduce the tax benefit asset value to zero.

	2017	2016
Deferred tax assets:
Federal deferred tax assets	3,775,351	6,137,340
Valuation allowance	(3,775,351)	(6,137,340)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $3,775,351 and $6,137,340, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2017 and 2016 and recorded a full valuation allowance.

8. SUBSEQUENT EVENTS

On January 9, 2018, shareholders of the Company, owning an aggregate of 7,000 shares of Series C Preferred Stock and 35,164 shares of Common Stock, representing in the aggregate 77% of the total voting power of the Company’s shareholders, approved by written consent an amendment to the Company’s Articles of Incorporation, to change the name of the Company to Hash Labs Inc. Effective March 2, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, to change the name of the Company from Tech Town Holdings Inc. to Hash Labs Inc. The market effective date of the name change was March 6, 2018.

On April 3, 2018, the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.027. Vantage is the Company’s largest stockholder and is owned by Lyle Hauser.

On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bears interest at the rate of 7% per year and is convertible into shares of Common Stock of the Company at a conversion price of $0.0005.

On April 3, 2018, the Company issued an aggregate of 9,300,000 shares of common stock to Vantage upon the conversion of (i) $241,650 of Vantage’s convertible note and (ii) 7,000 shares of Series C Preferred Stock. In connection with the conversion, Vantage waived any dividends owed to Vantage as the holder of the Series C Preferred Stock.

On April 6, 2018, the Company issued an aggregate of 9,000,000 shares of common stock upon the conversion of a convertible note in the principal amount (including accrued interest) of $243,000 which was sold to a third party by Vantage.

During the first quarter 2018, the Company, entered into five Promissory Notes with Vantage Group in the amount of $41,000 at an interest rate of 7% and a term of one year.

On March 21, 2019, the Company, entered into a 7% Promissory Note (Vantage Note 2) with a term of one year in the amount of $15,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the 1934 Act as of the end of the period covered by this report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that the design and operation of our disclosure controls and procedures are not effective due to the following material weaknesses:

●	Since inception our chief executive officer also functions as our chief financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties.

●	Documentation of all proper accounting procedures is not yet complete.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

●	While certain accounting procedures have been adopted, compliance with such procedures has been inconsistent.

●	The Board of Directors has not established an Audit Committee. Accordingly, the entire Board, rather than an independent body, has reviewed our financial statements.

●	Segregation procedures could be improved by strengthening cross approval of various functions, including cash disbursements and internal audit procedures where appropriate.

As a result of these deficiencies in our internal controls, our officer concluded that our internal control over financial reporting was not effective.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Age	Position
Niquana Noel	36	President, Chief Executive Officer & Chairwoman

Michael S. Delin	53	Director

Niquana Noel – President, CEO and Chairwoman

Ms. Noel has served as our Company’s Chairwoman, President and CEO since January 2014. She originally joined the Company as operations manager in 2008 and was appointed as Chief Operating Officer and director of the Company in August 2013. Previously, Ms. Noel was the Executive Assistant to a Florida-based serial entrepreneur who had successful business interests ranging from the ownership and operation of cemeteries in Maryland, Virginia and Florida; to the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. She studied Business Management at Florida International University. Ms. Noel’s executive operational qualifies her to serve on our board of directors.

Michael S. Delin – Director

After providing finance and accounting consulting services to the management team, Michael joined our Company’s Board of Directors in December 2008.   As the sole proprietor and operator of an accounting and tax preparation service that he founded in 1998, Mr. Delin continues to provide outsourced CFO services for several public and private companies operating in a range of industries, including construction, technology and healthcare, among others. Michael is a graduate of the University of South Florida where he earned a Bachelor’s degree in Accounting. Mr. Delin’s accounting and financial experience qualifies him to serve on the board of directors.

Corporate Governance

Board of Directors' Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Committees of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committees performing similar functions. The functions of those committees are currently undertaken by Board of Directors as a whole. Because we have only two directors, neither of which is independent, we believe that the creation of these committees, at this time, would be cumbersome and constitute more form over substance, particularly under circumstances where a substantial majority of our outstanding shares are controlled by one individual (who has approved the appointment of our directors) and at a time when our resources do not permit us to obtain officers’ and directors’ liability insurance. We do not have an audit committee financial expert because we do not have the resources to retain one.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairwoman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Ms. Niquana Noel has served as our Chairwoman and Chief Executive Officer since January 2014. We believe it is in the best interest of the Company to have the Chairwoman and Chief Executive Officer roles combined due to our small size and limited resources.

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

Stockholder Nominees for Directors

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered nor has it adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size, early stage of development and lack of officers’ and directors’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how such candidate might bring a different viewpoint or experience to our Board.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Director Independence

Currently, none of our directors qualify as independent directors under listing standards of The NASDAQ Capital Market.

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.tech-town.com

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred. The executive officers of the company did not receive any stock award, option award, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last two completed years.

Summary Compensation Table

				Stock		Total
	Fiscal	Salary	Bonus	Awards	Other	Compensation
Name and Position(s)	Year	($)	($)	($)	($)	($)
Niquana Noel (1)	2017	96,000				96,000
President, CEO & Chairwoman	2016	96,000	-	-	-	96,000

(1) For the year ended December 31, 2017, all compensation for Niquana Noel has been accrued. There has been no payroll paid to Niquana Noel during 2017.

Compensation of Directors

The following table sets forth the compensation paid to members of our Board of Directors in fiscal 2017:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Niquana Noel	-	-	-	-	-	-	-
Frank Jacovac	-	-	-	-	-	-	-
Michael Delin (1)	-	-	-	-	-	-	-

(1) Does not include $9,500 for accounting services performed for the fiscal year 2017 through a company solely owned by Michael Delin.

Employment Agreements

We are not party to any employment agreements.

Outstanding Equity Awards at 2017 Fiscal Year-End

The Company had no outstanding equity awards as of December 31, 2017.

Potential Payments upon Termination or Change in Control

We do not have any contract, agreement, plan or arrangement that provides for any payment to any of our Named Executive Officers at, following, or in connection with a termination of the employment of such Named Executive Officer, a change in control of the Company or a change in such Named Executive Officer's responsibilities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 17, 2018 based on information obtained from the persons named below or known to us, with respect to the beneficial ownership of our common stock by (i) each person (including groups) known to us to be the beneficial owner of more than five percent (5%) of our common stock, or (ii) each Director and Officer, and (iii) all directors and officers of the Company, as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)

Lyle Hauser(2)	9,335,157	50.6%
The Vantage Group Ltd.	2,000,000	10.8%
David Dorr	4,500,000	24.3%
Brian Dorr	4,500,000	24.3%
Michael S. Delin	-	-
Niquana Noel	11,250	*
All officers and directors as a group (2 persons)	11,250	*

* Less than 1%.

(1) Applicable percentage ownership is based on 18,451,227 shares of common stock outstanding as of April 17, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of April 17, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 17, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 2,000,000 shares owned by The Vantage Group Ltd., which is owned by Mr. Hauser.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We have been funded in the past two fiscal years and subsequently primarily through advances made by our primary stockholder, Lyle Hauser (directly and through The Vantage Group Ltd. (“Vantage”), an entity owned by Mr. Hauser). As of December 31, 2017, we had an aggregate in notes payable owed to Mr. Hauser and Vantage of $587,194 and a convertible debenture owed to Mr. Hauser and Vantage of $19,055.

On April 3, 2018, the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.027.

On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.0005.

On April 3, 2018, the Company issued an aggregate of 9,300,000 shares of common stock to Vantage and Mr. Hauser upon the conversion of (i) $241,650 of Vantage’s convertible note and (ii) 7,000 shares of Series C Preferred Stock. In connection with the conversion, Vantage waived any dividends owed to Vantage as the holder of the Series C Preferred Stock.

On September 29, 2017, the Company entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Vantage. Pursuant to the Asset Purchase Agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property (the “Dino Might Asset”). As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock and granted to Vantage a revenue sharing interest in the Dino Might Asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might Asset.

Michael Delin, a director of the Company, provides accounting services to the Company through an entity he owns. During the years ended December 31, 2017 and December 31, 2016, we paid Mr. Delin $9,500 and $22,500 for such services.

Director Independence

Currently, none of our directors qualify as independent directors under listing standards of The NASDAQ Capital Market and Rule 10A-3 and Rule 10C-1 of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2017 and 2016

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2017	20,000	$-	-	$-
2016	$20,000	$-	$-	$-

Audit fees. Audit fees represent fees for professional services performed by MaloneBailey, LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed by MaloneBailey that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. MaloneBailey, LLP did not perform any tax compliance services for us during the years ended December 31, 2017 or 2016.

All other fees. MaloneBailey, LLP did not receive any other fees from us for the years ended December 31, 2017 or 2016.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (incorporated by reference to the Company's Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant's name to OmniMed International, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant's name to MedeFile International, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (incorporated by reference to the Company's Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporated by referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to 8-K filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to 8-K filed October 9, 2012)

3.12	Certificate of Amendment to Articles of Incorporation filed December 19, 2015 (incorporated by reference to 8-K filed December 26, 2013)

3.12	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed February 17, 2015)

3.13	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed July 13, 2015)

3.14	Certificate of Designation of Series C Preferred Stock (incorporated by reference to 8-K filed October 4, 2017)

3.15	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed October 27, 2017)

3.16	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2018)

10.1	Asset Purchase Agreement, dated September 29, 2017 (incorporated by reference to 8-K filed on October 4, 2017)

10.2	Exchange Agreement between the Company and Lyle Hauser (incorporated by reference to 8-K filed on April 3, 2018)

16.2	Letter from RBSM LLP (incorporated by reference to 8-K filed March 21, 2016)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASH LABS INC.

Dated: May 10, 2018	By:	/s/ Niquana Noel
Niquana Noel
President and Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Niquana Noel	President, Chief Executive Officer and Director	May 10, 2018
Niquana Noel	(Principal executive, financial and accounting officer)

/s/ Michael S. Delin	Director	May 10, 2018
Michael S. Delin

