Form 10-Q
period 2018-03-31
Hash Labs Inc.
filed 2018-05-15
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 033-25126D

Hash Labs Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

301 Yamato Road, Suite 1240, Boca Raton, Florida 33431

(Address of principal executive offices)

561-295-1990

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 15, 2018, there were 18,451,277 shares outstanding of the registrant’s common stock.

PART I

ITEM 1. FINANCIAL STATEMENTS

Hash Labs Inc.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets
Cash	$323	$730
Merchant services reserve	2,938	2,938
Total current assets	3,261	3,668

Dino Might program	1,979	1,979
Total assets	$5,240	$5,647

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$263,590	$235,589
Bank overdraft	432	1,577
Note payable - related party	719,075	653,405
Convertible debenture - related party	19,518	19,055
Derivative liability convertible note	26,933	19,406
Total current liabilities	1,029,548	929,032

Stockholders' deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 authorized, 7,000 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	1	1
Common stock, $.0001 par value: 700,000,000 authorized; 151,277 shares issued and outstanding on March 31, 2018 and December 31, 2017, respectively	15	15
Additional paid-in capital	29,328,064	29,328,064
Accumulated deficit	(30,352,388)	(30,251,465)
Total stockholders' deficit	(1,024,308)	(923,385)
Total liabilities and stockholders' deficit	$5,240	$5,647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hash Labs Inc.

 Consolidated Statements of Operations

(unaudited)

	For the Three months ended
	March 31,
	2018	2017
Revenue	$6,899	$9,709

Operating expenses
Selling, general and administrative expenses	90,187	106,594
Total operating expenses	90,187	106,594

Loss from operations	(83,288)	(96,885)

Other expenses
Interest expense	(10,108)	(6,953)
Change in fair value of derivative liabilities	(7,527)	(3,762)
Total other expenses	(17,635)	(10,715)

Net loss	$(100,923)	$(107,600)

Net loss per common share: basic and diluted	$(0.67)	$(0.75)

Weighted average common shares outstanding: basic and diluted	151,277	143,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hash Labs Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(100,923)	$(107,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on change in fair value of derivative liability	7,527	3,762
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	28,001	31,374
Bank overdraft	(1,145)
Accrued interest - convertible debenture	463	420
Accrued interest - notes payable	9,645	6,533
Net cash used in operating activities	(56,432)	(65,511)

Cash flows from investing activities
Cash paid for Domain names	-	(17,845)
Net cash used in investing activities	-	(17,845)

Cash flow from financing activities
Proceeds from notes payable - related party	56,025	96,500
Net cash provided by financing activities	56,025	96,500

Net increase (decrease) in cash and cash equivalents	(407)	13,144
Cash and cash equivalents at beginning of period	730	13,118
Cash and cash equivalents at end of period	323	26,262

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 1 – BASIS OF PRESENTATION & GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hash Labs Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations

Our Company was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. Pursuant to the agreement, Bio-Solutions acquired all of the outstanding equity stock from the OmniMed shareholders. As a result, the OmniMed shareholders assumed control of Bio-Solutions and changed the name of the Company to OmniMed International, Inc., effective November 21, 2006. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. The Company’s business following the closing of this agreement was the sale of an Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records, and in connection therewith, providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel go onsite to physicians’ offices weekly to reproduce the records requested by third parties.

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

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Going Concern

The accompanying unaudited consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company incurred a net loss of $100,923 for the three months ended March 31, 2018 and has negative working capital of $1,026,287 as of March 31, 2018.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The operating losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to obtain additional financing depends on the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

We will need to raise additional capital in order to continue operations. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Additional financing may not be available on terms acceptable to the Company, or at all.

Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Financial Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that has superseded nearly all existing revenue recognition guidance under current U.S. GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.

The Company’s primary source of revenue is from providing a professional service that specializes in HIPAA compliant retrieval, reproduction and release of information. Orders are fulfilled as requested, then invoiced. Once payment is received, revenue is recognized when records are delivered.

During the fourth quarter of 2017, the Company finalized its assessment related to the new standard and determined that the timing of revenue recognition related to the Company’s revenues will remain consistent between the new standard and the previous standard.

The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings.

Fair Value of Financial Instruments

Cash and Equivalents, Deposits In-Transit, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities

The carrying amounts of these items approximated fair value.

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of March 31, 2018 and December 31, 2017 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
March 31, 2018:
Liabilities
Derivative Liabilities	$-	$-	$26,933	$26,933
Total	$-	$-	$26,933	$26,933

December 31, 2017:
Liabilities
Derivative Liabilities	$-	$-	$19,406	$19,406
Total	$-	$-	$19,406	$19,406

Derivative liability as of March 31, 2018 was $26,933, compared to $19,406 as of December 31, 2017.

2. NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% Promissory Notes with a significant shareholder. During the year ended December 31, 2017, the Company entered into additional unsecured 7% Promissory Notes totaling $215,500. As of March 31, 2018, $367,000 of the notes were in default. During the first quarter 2018, the Company entered into five additional notes totaling $41,000 with an interest rate of 7%. The notes mature four to 12 months from issuance.

The balance of notes payable to related party as of March 31, 2018

	March 31, 2018	December 31, 2017
Notes payable – related party at beginning of period	$470,603	231,569
Borrowings on notes payable – related party	41,000	215,500
Accumulated interest	6,622	23,534
Notes payable – related party	$518,225	470,603

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

On March 21, 2018, the Company, entered into an unsecured 7% Promissory Note with a significant shareholder in the amount of $15,000. The note has a term of one year. The note includes interest calculated for the three months ending March 31, 2018, from another note owned by the same shareholder.

March 31, 2018
Notes payable – related party at beginning of period	$15,000
Borrowings on notes payable – related party
Accumulated interest	1,113
Notes payable – related party	$16,113

On July 15, 2016, the Company entered into an unsecured 7% Promissory Notes with a significant shareholder in the amount of $100,000. The note has a one-year term and was in default as of March 31, 2018.

The changes in these notes payable to related party consisted of the following during the three months ended March 31, 2018:

	March 31, 2018	December 31, 2017
Notes payable at beginning of period	$110,688	$103,248
Borrowings on notes payable	-	-
Repayment	-	-
Accumulated interest	1,910	7,440
Notes payable – related party	$112,598	$110,688

During the year ended December 31, 2017, the Company entered into five unsecured 7% Promissory Notes with a significant shareholder totaling $65,500. As of March 31, 2018, $65,500 are in default.

The changes in these notes payable to related party consisted of the following during the three months ended March 31, 2018:

	March 31, 2018	December 31, 2017
Notes payable at beginning of period	$68,696	$-
Borrowings on notes payable	-	65,500
Repayment	-	-
Accumulated interest	1,084	3,469
Interest transferred to related party	(1,084)	-
Notes payable – related party	$68,696	$68,696

During the year ended December 31, 2017, the Company borrowed a total of $4,275 from the CEO of the Company, repaid $4,330 to the CEO, and the amount due to the CEO was $3,145 as of December 31, 2017. The CEO loaned an additional $25 during the three months ended March 31, 2018. The total amount due on March 31, 2018 is $3,170. The advance carries 0% interest rate, is unsecured, and is due on demand.

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

Other Related Party Transaction

Michael Delin, a director of the Company, provides accounting services to the Company through an entity he owns. During the three month ended March 31, 2018, the Company paid Mr. Delin $3,500 for such services.

3. CONVERTIBLE DEBENTURE – RELATED PARTY

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at conversion price equal to the lower of $400 or 80% of the previous day’s closing price. The note was in default at March 31, 2018.

The changes in these outstanding convertible notes payable to related party consisted of the following during the three months ended March 31, 2018:

	March 31, 2018	December 31, 2017
Convertible debenture – related party at beginning of period	$19,055	$17,287
Conversion	-	-
Repayment	-	-
Accumulated interest	463	1,768
Convertible debenture – related party at end of period	$19,518	$19,055

4. DERIVATIVE LIABILITIES

As noted above, the Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at a conversion price equal to the lower of $400 or 80% of the previous day’s closing price.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative liability for the value. The Company then assesses the fair value quarterly based on the Black Scholes Model and increases or decreases the liability to the new value and records a corresponding gain or loss (see below for variables used in assessing the fair value).

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the three months ended March 31, 2018.

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

	March 31, 2018	December 31, 2017
Risk-free interest rate at grant date	0.45%	0.45%
Expected stock price volatility	249%	228%
Expected dividend payout	-	-
Expected option in life-years	1	1

The change in fair value of the conversion option derivative liability consisted of the following during the year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Conversion option liability (beginning balance)	$19,406	$12,567
Additional liability due to new convertible note	-
Loss on changes in fair market value of conversion option liability	7,527	6,839
Net conversion option liability	$26,933	$19,406

Change in fair market value of conversion option liability resulted in a loss of $7,527 for the three months ended March 31, 2018 and $6,839 for the year ended December 31, 2017.

5. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada. The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company has issued 7,000 shares of Series C Preferred Stock. Each holder of outstanding shares of Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. The Series C Preferred Stock is convertible into common stock at a conversion ratio determined by dividing the Series C Original Issue Price of $100 per share by the conversion price of $2.00 (such that each share of Series C Preferred Stock is convertible into 50 shares of common stock). The Series C Preferred Stock will vote on an as-converted basis with the common stock, and in the event any dividends are paid on the common stock, the Series C Preferred Stock will be entitled to dividends on an as-converted basis. If a Distribution Event (as defined in the Series C Certificate of Designation) occurs, the Company will pay to the holders of Series C Preferred Stock $30,000 for every $120,000 received from such Distribution Event, and the number of outstanding shares of Series C Preferred Stock will be reduced by an amount determined by dividing the amount of such payment by the Series C Original Issue Price. A Distribution Event is defined as the receipt by the Company of $120,000 in proceeds from a financing not involving any holder of Series C Preferred Stock, or any fiscal period in which the Company generated gross profits of $120,000 or more. In the event the Corporation shall at any time after the Series C Original Issue Date issue Additional Shares of Common Stock, without consideration or for a consideration per share less than the Series C Conversion Price in effect immediately prior to such issue, then the Series C Conversion Price shall be reduced, concurrently with such issue.

On September 29, 2017, the Company issued 7,000 shares of Series C Preferred Shares in connection with an Asset Purchase Agreement. The value of the shares issued amount to $820,451. The valuation of the Preferred Shares was determined by an independent financial analyst.

On October 25, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which a one-for-200 reverse split of its common stock was effected and the Company changed its name to Tech Town Holdings Inc, effective November 2, 2017. All share and per share amounts herein retroactively reflect the split.

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

6. SUBSEQUENT EVENT

On April 3, 2018, the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”). Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.027.

On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.0005. Lyle Hauser (directly and through Vantage, which he owns) is the Company’s largest stockholder.

 On April 3, 2018, the Company issued an aggregate of 9,300,000 shares of common stock to Vantage upon the conversion of (i) $241,650 of Vantage’s convertible note and (ii) 7,000 shares of Series C Preferred Stock. In connection with the conversion, Vantage waived any dividends owed to Vantage as the holder of the Series C Preferred Stock.

On April 6, 2018, the Company issued an aggregate of 9,000,000 shares of common stock upon the conversion of a convertible note in the principal amount (including accrued interest) of $243,000.

On April 13, 2018, the Company entered into a $10,000, 7% Promissory Note with a significant shareholder. The note has a six month term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report may contain forward-looking statements. Such forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this report. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

Our Company was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. Pursuant to the agreement, Bio-Solutions acquired all of the outstanding equity stock from the OmniMed shareholders. As a result, the OmniMed shareholders assumed control of Bio-Solutions and changed the name of the Company to OmniMed International, Inc., effective November 21, 2006. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. The Company’s business following the closing of this agreement was the sale of an Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records, and in connection therewith, providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel go onsite to physicians’ offices weekly to reproduce the records requested by third parties.

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

However, following closer scrutiny of the new business opportunities we were exploring in late 2017, coupled with our evaluation of market trends and growth dynamics in their respective categories, we determined that a more prudent strategy was to narrow our focus; working instead on capitalizing on global growth opportunities in a single industry category. At this time, we continue to evaluate prevailing opportunities for our Company and anticipate determining a focused course of action in mid-2018. In January 2018, the Company’s name was changed to Hash Labs Inc. We also continue to provide a professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenues

Revenues for the three months ended March 31, 2018 totaled $6,899 compared to revenues of $9,709 during three months ended March 31, 2017. The decrease of $2,810 is related to fewer requests for service. We generate revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel go onsite to physicians’ office weekly to reproduce the records requested by third parties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018 totaled $90,187, a decrease of $16,407 or approximately 15.4% compared to selling, general and administrative expenses of $106,594 for the three months ended March 31, 2017. The decrease was due mainly to decreased payroll, legal expense and consulting fees.

Interest Expense

Interest expense on convertible debentures for the three months ended March 31, 2018 and 2017, was $463 and $420 respectively. The Company entered into two secured convertible debentures during the third quarter of 2013. The notes have a 10% annual interest rate.

Interest expense on promissory notes for the three months ended March 31, 2018 and 2017, was $9,645 and $6,533 respectively. The company entered into several promissory notes with an annual interest rate of 7%, with terms varying from 6 months to one year.

Other Expense

Loss on change in fair value of derivate liabilities for the three months ended March 31, 2018 and 2017, was $7,527 and $3,762 respectively.

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2018 was $100,923 or $0.67 per share, a decrease of $6,677, compared to net loss of $107,600, or $0.75 per share, during the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $323, which compared to cash of $730 as of December 31, 2017. Net cash used in operating activities for the three months ended March 31, 2018 was $56,432. Our current liabilities as of March 31, 2018 of $1,029,713, consisted of: $263,590 for accounts payable and accrued liabilities, convertible debenture of $19,518, overdraft of $432, note payable – related party of $719,075, and derivative liability of $26,933. We have negative working capital of $1,026,287 as of March 31, 2018.

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company incurred a net loss of $100,923 for the three months ended March 31, 2018 and had an accumulated deficit of $30,352,388 as of March 31, 2018.

We have been funded in recent years primarily through loans from our principal stockholder. We have a working capital deficit of $1,026,287 as of March 31, 2018 and have no committed sources of capital. We will need to raise additional capital to maintain and expand operations. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Additional funding may not be available on terms acceptable to us, or at all. . If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Revenue Recognition

The Company had historically generated revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognized revenue on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that has superseded nearly all existing revenue recognition guidance under current U.S. GAAP and replaced it with a principle based approach for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.

The Company’s primary source of revenue is from providing a professional service that specializes in HIPAA compliant retrieval, reproduction and release of information. Orders are fulfilled as requested, then invoiced. Once payment is received, revenue is recognized when records are delivered.

During the fourth quarter of 2017, the Company finalized its assessment related to the new standard and determined that the timing of revenue recognition related to the Company’s revenues will remain consistent between the new standard and the previous standard. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method, and there was no cumulative adjustment to retained earnings.

Inflation

The effect of inflation on our revenue and operating results was not significant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for a smaller reporting company.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

The Company is in default on a debenture in the approximate amount of $19,518 for failure to make payment when due.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

HASH LABS INC.

Dated: May 15, 2018	By:	/s/ Niquana Noel
Niquana Noel
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)