Form 10-Q
period 2018-06-30
Hash Labs Inc.
filed 2018-08-14
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 033-25126D

Hash Labs Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

78 SW 7th Street

Miami, FL 33130

(Address of principal executive offices)

888-879-8896

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 13, 2018, there were 21,981,580 shares outstanding of the registrant’s Common Stock.

 i

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Hash Labs Inc

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets
Cash	$292,078	$730
Merchant services reserve	4,937	2,938
Total current assets	297,015	3,668

Dino Might program	1,979	1,979
Total assets	$298,994	$5,647

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$55,718	$235,589
Bank overdraft	597	1,577
Deferred stock-based compensation	157,820	-
Note payable - related party	201,187	653,405
Convertible debenture, net - related party	24,930	19,055
Derivative liability convertible note	-	19,406
Total current liabilities	440,252	929,032

Stockholders’ deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 authorized, nil and 7,000 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	-	1
Common stock, $.0001 par value: 700,000,000 authorized; 19,961,378 and 157,277 shares issued and outstanding on June 30, 2018 and December 31, 2017, respectively	1,996	15
Additional paid-in capital	32,265,481	29,328,064
Accumulated deficit	(32,408,735)	(30,251,465)
Total stockholders’ deficit	(141,258)	(923,385)
Total liabilities and stockholders’ deficit	$298,994	$5,647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hash Labs Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three months ended		For the Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$6,068	$12,440	$12,967	$22,149

Operating expenses
Selling, general and administrative expenses	1,551,810	109,196	1,641,997	215,790
Amortization expense	-	2,640	-	2,640
Total operating expenses	1,551,810	111,836	1,641,997	218,430

Loss from operations	(1,545,742)	(99,396)	(1,629,030)	(196,281)

Other expenses
Interest expense	(512,044)	(8,239)	(522,152)	(15,192)
Change in fair value of derivative liabilities	1,439	140	(6,088)	(3,622)
Total other expenses	(510,605)	(8,099)	(528,240)	(18,814)

Net loss	$(2,056,347)	$(107,495)	$(2,157,270)	$(215,095)

Net loss per common share: basic and diluted	$(0.11)	$(0.75)	$(0.24)	$(1.50)

Weighted average common shares outstanding: basic and diluted	17,941,942	143,780	9,095,755	143,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hash Labs Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,157,270)	$(215,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,407,820	-
Amortization expense of debt discounts	509,307	2,640
Loss on change in fair value of derivative liability	6,088	3,622
Changes in operating assets and liabilities
Accounts receivable - merchant services reserve	(1,999)	-
Accounts payable and accrued liabilities	59,129	77,894
Bank overdraft	(980)	2,429
Accrued interest - convertible debenture	8,650	855
Accrued interest - notes payable	4,245	14,337
Net cash used in operating activities	(165,010)	(113,318)

Cash flows from investing activities
Cash paid for Domain names	-	(17,845)
Net cash used in investing activities	-	(17,845)

Cash flow from financing activities
Proceeds from notes payable - related party	82,025	118,500
Proceeds from convertible note - related party	41,000	-
Proceeds from issuance of common stock	333,333	-
Net cash provided by financing activities	456,358	118,500

Net increase (decrease) in cash and cash equivalents	291,348	(12,663)
Cash and cash equivalents at beginning of period	730	13,118
Cash and cash equivalents at end of period	292,078	455

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Debt discount due to beneficial conversion	$586,921	$-
Common stock issued from conversion of preferred stock	$1	$-
Common stock issued from conversion of debt and accrued interest	$484,650	$-
Forgiveness of accrued salary related-party	$239,000	$-
Forgiveness of accrued interest related-party	$19,999	$-
Extinguishment of derivative associated with related party note	$25,494	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

NOTE 1 – BASIS OF PRESENTATION & GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hash Labs Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the six months ended June 30, 2018 and 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Following close scrutiny of emerging business opportunities, coupled with evaluation of market trends, the Company determined that a more prudent strategy was to narrow its focus. The Company has now concentrated its focus on dynamic global growth opportunities in the financial technology (“Fintech”) industry, with an emphasis on emerging Blockchain or distributed ledger technology (“DLT”). The Company is now developing financial technology solutions to operate on the world’s most advanced DLT, known as Hashgraph. As a result of this concentrated FinTech / DLT focus, the Company was renamed Hash Labs Inc. on January 9, 2018,

Going Concern

The accompanying unaudited consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company incurred a net loss of $2,157,270 for the six months ended June 30, 2018 and has negative working capital of $143,237 as of June 30, 2018.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of June 30, 2018 and December 31, 2017 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
June 30, 2018:
Liabilities
Derivative Liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

December 31, 2017:
Liabilities
Derivative Liabilities	$-	$-	$19,406	$19,406
Total	$-	$-	$19,406	$19,406

Derivative liability as of June 30, 2018 was $0, compared to $19,406 as of December 31, 2017.

2. NOTES PAYABLE – RELATED PARTY

On March 21, 2018, the Company, entered into an unsecured 7% Promissory Note with a significant shareholder in the amount of $15,000. On April 13, 2018 the significant shareholder entered into another promissory loan in amount of $10,000 with the similar terms. On May 4, 2018 the significant shareholder entered into another promissory loan in amount of $25,000 with the similar terms. On June 6, 2018 the significant shareholder entered into another promissory loan in amount of $32,000 with the similar terms. The notes have a term of 6 months and are unsecured. The note includes interest calculated for the 6 month ended June 30, 2018, from another note owned by the same shareholder.

June 30, 2018
Notes payable – related party at beginning of period	$-
Borrowings on notes payable – related party	82,000
Accumulated interest	1,454
Notes payable – related party	$83,454

On July 15, 2016, the Company entered into an unsecured 7% Promissory Notes with a significant shareholder in the amount of $100,000. The note has a one-year term and was in default as of June 30, 2018.

The changes in these notes payable to related party consisted of the following during the six months ended June 30, 2018:

	June 30, 2018	December 31, 2017
Notes payable at beginning of period	$110,688	$103,248
Borrowings on notes payable	-	-
Repayment	-	-
Accumulated interest	3,875	7,440
Notes payable – related party	$114,563	$110,688

During the year ended December 31, 2017, the Company entered into five unsecured 7% Promissory Notes with a terms ranging from four to six months.

During the year ended December 31, 2017, the Company borrowed a total of $4,275 from the former CEO of the Company, repaid $4,330 to the CEO, and the amount due to the CEO was $3,145 as of December 31, 2017. The CEO loaned an additional $25 during the six months ended June 30, 2018. The total amount due on June 30, 2018 is $3,170. The advance carries 0% interest rate, is unsecured, and is due on demand.

Other Related Party Transaction

Michael Delin, a former director of the Company, provided accounting services to the Company through an entity he owns. During the six month ended June 30, 2018, the Company paid Mr. Delin $3,500 for such services.

3. DEFFERED STOCK-BASED COMPENSATION - RELATED PARTY

On May 18, 2018, the Company appointed Mark Goode as the new President and Chief Executive Officer of the Company, effective May 18. 2018. He was also appointed a member and Chairman of the Board of Directors of the Company (the “Board”).

The Company has entered into an employment agreement on May 18, 2018 (the “Employment Agreement”) with Mr. Goode, which provides for an annual salary and certain other benefits. Pursuant to the Employment Agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the Employment Agreement related to the Company’s performance and is subject to increases as set from time to time by the Board. Upon the execution of the Employment Agreement, Mr. Goode shall receive 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). After one year of employment by the Company as the Chief Executive Officer, the Company shall issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company shall issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company shall issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of June 30, 2018 the Company accrued $157,820 in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.

4. CONVERTIBLE DEBENTURE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% Promissory Notes with a significant shareholder. During the year ended December 31, 2017, the Company entered into additional unsecured 7% Promissory Notes totaling $215,500. During the first quarter 2018, the Company entered into five additional notes totaling $41,000 with an interest rate of 7%. The notes mature four to 12 months from issuance. On April 3, 2018, the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”). Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.027.  The Company recorded a debt discount of $518,225 for the fair value of the beneficial conversion feature. As of June 30, 2018 the Company amortized $492,745 of the debt discount.

The Company evaluated the modification under ASC 470-50 and concluded the addition of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting.

The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does have a beneficial conversion feature equivalent. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

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

The balance of notes payable to related party as of June 30, 2018

	June 30, 2018	December 31, 2017

Notes payable – related party at beginning of period	$470,603	231,569

Borrowings on notes payable – related party	41,000	215,500
Beneficial conversion feature	(518,225)	-
Reclassification to paid in capital of beneficial conversion for conversion to common stock	492,745	-
Conversion to common stock	(484,650)	-
Accumulated interest	6,622	23,534
Notes payable – related party	$8,095	470,603

During the year ended December 31, 2017, the Company entered into five unsecured 7% Promissory Notes with a significant shareholder totaling $65,500. On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.0005. Lyle Hauser (directly and through Vantage, which he owns) is the Company’s largest stockholder. The Company recorded a debt discount of $68,696 for the fair value of the beneficial conversion feature. As of June 30, 2018 the Company amortized $16,562 of the debt discount.

The Company evaluated the modification under ASC 470-50 and concluded the addition of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

The Company analyzed the conversion option in the notes for derivative accounting treatment under ASC Topic 815, “Derivatives and Hedging” and determined that the instrument does not qualify for derivative accounting.

The Company therefore performed an analysis to determine if the conversion option was subject to a beneficial conversion feature and determined that the instrument does have a beneficial conversion feature equivalent. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

The changes in these notes payable to related party consisted of the following during the six months ended June 30, 2018:

	June 30, 2018	December 31, 2017
Notes payable at beginning of period	$68,969	$-
Borrowings on notes payable	-	65,500
Beneficial conversion	(68,696)	-
Amortization of beneficial conversion feature	16,562	-
Accumulated interest	1,084	3,469
Interest transferred to related party	(1,084)	-
Notes payable – related party	$16,835	$68,969

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at conversion price equal to the lower of $400 or 80% of the previous day’s closing price. On June 29, 2018 the significant shareholder forgave the amounts owed, which was effective as of April 3, 2018. The Company recorded a capital contribution of $19,999 during the six months ended June 30, 2018.

The changes in these outstanding convertible notes payable to related party consisted of the following during the three months ended June 30, 2018:

	June 30, 2018	December 31, 2017
Convertible debenture – related party at beginning of period	$19,055	$17,287
Forgiveness	(19,999)	-
Accumulated interest	944	1,768
Convertible debenture – related party at end of period	$-	$19,055

5. DERIVATIVE LIABILITIES

As noted above, the Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at a conversion price equal to the lower of $400 or 80% of the previous day’s closing price. On June 29, 2018 the significant shareholder forgave the accrued interest, which was effective as of April 3, 2018. The Company recorded a capital contribution of $25,494 during the six months ended June 30, 2018.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative liability for the value. The Company then assesses the fair value quarterly based on the Black Scholes Model and increases or decreases the liability to the new value and records a corresponding gain or loss (see below for variables used in assessing the fair value).

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the six months ended June 30, 2018.

	June 30, 2018	December 31, 2017
Risk-free interest rate at grant date	0.45%	0.45%
Expected stock price volatility	244%	228%
Expected dividend payout	-	-
Expected option in life-years	1	1

The change in fair value of the conversion option derivative liability consisted of the following during the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Conversion option liability (beginning balance)	$19,406	$12,567
Reclassification to additional paid in capital	(25,494)
Loss on changes in fair market value of conversion option liability	6,088	6,839
Net conversion option liability	$-	$19,406

Change in fair market value of conversion option liability resulted in a loss of $6,088 for the six months ended June 30, 2018 and $6,839 for the year ended December 31, 2017.

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

On May 18, 2018, the Company appointed Mark Goode as the new President and Chief Executive Officer of the Company, effective May 18. 2018. He was also appointed a member and Chairman of the Board of Directors of the Company (the “Board”). The Company has entered into an employment agreement on May 18, 2018 (the “Employment Agreement”) with Mr. Goode, which provides for an annual salary and certain other benefits. Pursuant to the Employment Agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the Employment Agreement related to the Company’s performance and is subject to increases as set from time to time by the Board. Upon the execution of the Employment Agreement, Mr. Goode shall receive 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share).

On April 3, 2018, the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”). Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.027.  The Company recorded a debt discount of $518,225 for the fair value of the beneficial conversion feature.

On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.0005. Lyle Hauser (directly and through Vantage, which he owns) is the Company’s largest stockholder. The Company recorded a debt discount of $68,696 for the fair value of the beneficial conversion feature.

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

On June 25, 2018, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company agreed to sell, and the Investor agreed to purchase, an aggregate of 1,010,101 shares of the Company’s common stock, for an aggregate purchase price equal to $333,333. The closing of this subscription agreement has occurred.

On June 29, 2018 the significant shareholder forgave the amounts owed. The Company recorded a capital contribution of $19,999. See Note 4. The Company recorded a capital contribution of $35,294 during the six months ended June 30, 2018 for the extinguishment of the derivative. See Note 5.

On June 29, 2018, two related parties forgave a total of $239,000 of accrued compensation. The amounts have been recorded as a capital contribution.

7. SUBSEQUENT EVENT

Subsequent to June 30, 2018, the Company entered into a subscription agreement with an accredited investor pursuant to which the Company sold to the investor an aggregate of 2,020,202 shares of the Company’s common stock, for an aggregate purchase price equal to $666,667.

Subsequent to June 30, 2018, the Company’s attorney forgave legal fees in the amount of $52,020.

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

Corporate Overview

Our Company was originally formed on November 1, 2005 when Bio-Solutions International, Inc. entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. Pursuant to the Agreement, Bio-Solutions acquired all of the outstanding equity stock from the OmniMed shareholders. As a result, the OmniMed shareholders assumed control of Bio-Solutions and changed the name of the Company to OmniMed International, Inc., effective November 21, 2006. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. In October 2017, the name of the Company was changed to Tech Town Holdings, Inc. to reflect a new business strategy centered on identifying and fostering new or early stage business opportunities fueled by digital reinvention and innovation.

Following close scrutiny of emerging business opportunities, coupled with evaluation of market trends, the Company determined that a more prudent strategy was to narrow its focus. The Company has now concentrated its focus on dynamic global growth opportunities in the financial technology (“Fintech”) industry, with an emphasis on emerging Blockchain or distributed ledger technology (“DLT”). The Company is now developing financial technology solutions to operate on the world’s most advanced DLT, known as Hashgraph. As a result of this concentrated FinTech / DLT focus, the Company was renamed Hash Labs Inc. on January 9, 2018,

New Business Focus

Hash Labs Inc. (“HLAB”) is a financial technology (“FinTech”) company.  The business of HLAB is exclusively focused on the development of next generation financial solutions based on a revolutionary DLT, known as Hashgraph.  Our initial financial solution, branded CXAU, will be a technology platform based on a mobile application that will digitize gold on the Hashgraph distributed ledger.

HLAB is dedicated to the highest standard of regulatory compliance. The cryptocurrency market has been volatile with a high incidence of fraud and market manipulation. We will never conduct a Coin Offering or Token Sale related to CXAU digital/crypto gold. The HLAB strategy is completely different.  Instead, the CXAU community of users will operate on a permission-based private network.  This will provide the highest level of crypto/IT security, with the ability to transact globally at speeds of hundreds of thousands per second.   No one will be able to join the CXAU community (User base) without completing an identity verification and stringent AML/KYC check. In this regard, bad actors will be prevented from joining the CXAU community. We believe CXAU will succeed because HLAB will have a fully compliant and secure crypto currency solution, operating on the world’s most advanced distributed ledger.

Equally important, CXAU will solve two important problems.  First, we believe there is a need for a decentralized cryptocurrency solution that offers true stability.  The leading cryptocurrencies are wildly volatile with speculation driving unpredictable swings in valuation.  CXAU will offer a completely stable, asset-backed digital currency.  The value of one CXAU unit will always correspond to the daily London spot price for 1 Troy Ounce of gold.   Each CXAU unit will be 100% backed by physical gold, held by an independent custodian within an insured vault.  CXAU gold reserves will be independently audited on a quarterly basis and the audit will be published for review by community members.

CXAU will provide another important financial technology solution.  The CXAU technology will allow for tens of millions of global gold investors holding trillions of value in gold bars and coins to safely digitize their physical gold holdings.   In this regard, global gold investors (both private and institutional) will have the opportunity to efficiently hold and transact with a 100% gold-backed cryptocurrency.  Owners of physical gold will be able to conveniently convert their physical gold into CXAU crypto gold.   If the User ever wishes to liquidate their CXAU units, they can simply withdraw via conversion to physical gold or fiat currency.

HLAB will provide its CXAU community members the benefits of speed, security and peace of mind, while unlocking the opportunity to transact their digitized crypto gold at lightning fast speeds on the Hashgraph distributed ledger. The CXAU mobile application is already under development and we plan to launch it March 1, 2019. The CXAU revenue engine will include multiple income streams associated with the capitalization of the digital gold vault, transaction fees and annual storage fees.

While Bitcoin, Etherum and other popular Blockchain trading platforms continue to grab headlines, the Company believes that a next generation distributed ledger technology known as Hashgraph will disrupt and transform how commerce and the Internet work together. The Hashgraph distributed consensus algorithm was developed by Dr. Leemon Baird and is owned by Swirlds, Inc., for which Dr. Baird serves as Co-Founder and Chief Technology Officer. This DLT platform offers unparalleled speed, having capacity up to 500,000 transactions per second. By comparison, prevailing Blockchain ledger technology, made popular by Bitcoin, is slow by design. Its proof of work and digital mining protocol slow transaction volume to just four transactions per second.

In addition, the Hashgraph is ushering in an era of “smart contracts,” allowing for faster and safer commerce worldwide on a fair, secure and reliable basis. Other benefits include lower transaction costs, less documentation and bureaucracy, greater mitigation of fraud and errors in transaction processing, improved tracking and an increased ability to understand and utilize data (including “Big Data”) and analytics. The Company aims to be an industry trusted developer of highly advanced, secure and user friendly DLT -based solutions for the FinTech market.

Powered by its proprietary “gossip about gossip” protocol, Hashgraph is not a Blockchain, but a simple, elegant algorithm. Hashgraph is mathematically proven to achieve consensus and implemented in software. It is the only bank-grade consensus technology available in the market today. It is also widely viewed as the industry’s most secure, due to its decentralized (“leaderless”) distributed ledger which allows for “asynchronous byzantine” fault tolerance – the true gold standard for security in distributed systems. More specifically, this means that even if some members are malicious, then a definite consensus can still be reached so a transaction can be processed. In the Blockchain world, consensus is only a probability that increases over time. It is not guaranteed. Sometimes, no consensus is ever reached, resulting in conflicts. Hashgraph has overcome this issue. In addition, blockchain is a costly solution due to its massive need for computation power and voracious consumption of energy. Hashgraph eliminates this need for voluminous computing power, thus it costs substantially less to operate.

Argument for Gold-Backed Cryptocurrency

For nearly three millennia, gold has been the world’s primary and most stable exchange of value. Throughout history, this precious yellow metal has consistently been the champion among methods of store and payment of wealth across civilizations. Wars have been fought, new worlds have been discovered and empires have been conquered with gold as a pillar, and it has never tarnished with the passing of the years. Conversely, Pesetas, Marks and Cruzeiros have ceased to exist while Pesos and Rubles have been devalued. Only gold has survived and appreciated throughout history.

New Keynesian economists have developed the current global financial system leveraging central banks’ ability to shape monetary policy and print money at will to curb economic shocks and fend off recessions. Its supporters have praised this model as the antidote to the Great Recession of 2008. Others, witnessing the current prolonged bull run of the financial markets and a new period of irrational exuberance, are weary of the dangers posed by economic growth fueled by low interest rates and an inflated supply of money. Central banks have acted as the ultimate central authority on money matters for nation states. We believe top bankers have supported the backbone of an economic system that is inefficient at best. The Great Recession dropped the veil of faith in paper money and markets fled to gold as a safeguard against irresponsible bankers.

The advent of Blockchain technology has rattled the status quo and brought the debate back to the table, propelling thinkers to question the economic fundamentals that keep the global system intact. Digital currencies, such as Bitcoin and Litecoin, have been successful at leveraging Blockchain technology for the transfer of value across borders. However, the inherent volatility and low transaction speed of these emergent methods of crypto value transfer have made them a poor choice for real business to be executed through their networks. As with all nascent technologies, time is of the essence for meaningful applications to occur and right now the time may be ripe for real change to happen. After nearly ten years of development, many hurdles still exist that impede Blockchain from becoming a reliable method for exchange of value. Global commerce is still powered by fiat currency and primarily the US Dollar.

Moreover, taking a cue from history, Hash Labs believes the current economic and banking system is dysfunctional and that CXAU can provide a decentralized digital currency backed by gold. Very recent and dramatic technology advances in digital currencies are driving powerful change. The CXAU crypto gold solution will harness the awesome power of Hashgraph to process more than 500K transactions per second at bank grade security levels.

Our Revenue Model Hash Labs is currently in the early development stage of our Company’s evolution and is developing a defined business model that we believe will serve to profitably generate revenues upon CXAU’s digital vault “pre-sale” in the third quarter of 2018, followed by the launch of our CXAU Crypto Gold ledger in the second quarter of 2019. We plan to seek annual revenue growth through growth of our community members/digital vault holders and by increasing our CXAU gold reserves.

Expanded Leadership Team

Hash Labs has engaged several highly qualified and experienced business and technology executives, having the necessary skills and experience to guide and direct the execution of our new FinTech/DLT-focused growth strategy. With years of experience building and managing regulated financial businesses and designing complex financial structures our new leadership team is uniquely positioned for success and leadership in this rapidly emerging sector. On May 18, 2018, the Company reported that J. Mark Goode was appointed as the Company’s new Chief Executive Officer and a member and Chairman of the Company’s Board of Directors. Mr. Goode replaces our former Chairwoman, President and CEO, Niquana “Nikki” Noel who will remain as a Director on the Board and serve as our Chief Operating Officer. The Company will continue to recruit and expand its leadership team with the best available talent having expertise in the FinTech and DLT sector, and intends to announce additional appointments to our senior leadership team and Board of Directors as we advance through 2018.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Revenues

Revenues for the three months ended June 30, 2018 totaled $6,068 compared to revenues of $12,440 during three months ended June 30, 2017. The decrease of $6,372 is related to fewer requests for service. We generate revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel go onsite to physicians’ office weekly to reproduce the records requested by third parties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018 totaled $1,551,810, an increase of $1,442,614 or approximately 1321% compared to selling, general and administrative expenses of $109,196 for the three months ended June 30, 2017. The increase was due mainly to increased legal expense, consulting fees and compensation to our Chief Executive Officer.

Interest Expense

Interest expense on convertible debentures for the three months ended June 30, 2018 and 2017, was $512,044 and $8,239 respectively. The increase was mainly due to the expense incurred with the beneficial conversion feature added to existing notes payable during the quarter.

Other Expense

Loss on change in fair value of derivate liabilities for the three months ended June 30, 2018 and 2017 was $1,439 and $140 respectively.

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2018 was $2,056,347 or $0.11 per share, an increase of $1,948,852, compared to net loss of $107,495, or $0.75 per share, during the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Revenues

Revenues for the six months ended June 30, 2018 totaled $12,967 compared to revenues of $22,149 during six months ended June 30, 2017. The decrease of $9,182 is related to fewer requests for service. We generate revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel go onsite to physicians’ office weekly to reproduce the records requested by third parties.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2018 totaled $1,641,997, an increase of $1,426,207 or approximately 661% compared to selling, general and administrative expenses of $215,790 for the six months ended June 30, 2017. The increase was due mainly to increased legal expense, consulting fees and compensation to our Chief Executive Officer.

Interest Expense

Interest expense on convertible debentures for the six months ended June 30, 2018 and 2017, was $522,152 and $15,192 respectively. The increase was mainly due to the expense incurred with the beneficial conversion feature added to existing notes payable during the six months.

Other Expense

Loss on change in fair value of derivate liabilities for the six months ended June 30, 2018 and 2017 was $6,088 and $3,622 respectively.

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2018 was $2,157,270 or $0.24 per share, an increase of $1,942,175, compared to net loss of $215,095, or $1.50 per share, during the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $292,078, which compared to cash of $730 as of December 31, 2017. Net cash used in operating activities for the six months ended June 30, 2018 was $165,010. Our current liabilities as of June 30, 2018 of $440,252 consisted of: $55,718 for accounts payable and accrued liabilities, net convertible debenture – related party of $24,930, overdraft of 597, note payable – related party of $201,187, and derivative liability of $0. During the six months ended June 30, 2018 two related parties forgave accrued salary of $239,000. We have negative working capital of $143,237 as of June 30, 2018. During the six months ended June 30, 2018 investor agreed to purchase, an aggregate of 1,010,101 shares of the Company’s common stock, $0.0001 par value Common Stock, for an aggregate purchase price equal to $333,333 in addition a related party converted $484,651 of convertible notes, accrued interest and preferred stock into common stock.

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

Recently Issued Accounting Pronouncements

There were various updated recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HASH LABS INC.

Dated: August 14, 2018	By:	/s/ J. Mark Goode
J. Mark Goode
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

