Form 10-Q
period 2018-09-30
Hash Labs Inc.
filed 2018-11-19
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number:

Hash Labs Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street Miami, FL	33130
(Address of principal executive offices)	(zip code)

(888) 879-8896
(Registrant’s telephone number, including area code)

N/A
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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 22,848,246 shares of common stock are issued and outstanding as of November 16, 2018.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Hash Labs, Inc.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets
Cash	$1,001,437	$730
Prepaid expenses	38,659
Merchant services reserve	1,513	2,938
Total current assets	1,041,609	3,668

Dino Might program	1,979	1,979
Total assets	$1,043,588	$5,647

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$66,878	$235,589
Bank overdraft	1,379	1,577
Deferred compensation	746,137	-
Note payable - related party	116,585	653,405
Convertible debenture, net - related party	86,408	19,055
Derivative liability convertible note	-	19,406
Total current liabilities	1,017,387	929,032

Stockholders’ deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 authorized, 0 shares and 7,000 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	-	1
Common stock, $.0001 par value: 700,000,000 authorized; 22,842,246 and 157,277 shares issued and outstanding on September 30, 2018 and December 31, 2017, respectively	2,285	15
Additional paid-in capital	33,798,526	29,328,064
Accumulated deficit	(33,774,610)	(30,251,465)
Total stockholders’ deficit	26,201	(923,385)
Total liabilities and stockholders’ deficit	$1,043,588	$5,647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hash Labs, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three months ended		For the Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$14	$9,548	$12,981	$31,697

Operating expenses
Selling, general and administrative expenses	845,462	943,349	2,487,459	1,159,139
Development expense	423,317		423,317
Impairment expense	-	1,487	-	4,127
Total operating expenses	1,268,779	944,836	2,910,776	1,163,266

Loss from operations	(1,268,765)	(935,288)	(2,897,795)	(1,131,569)

Other expenses
Interest expense	(97,110)	(9,637)	(619,262)	(24,829)
Change in fair value of derivative liabilities	-	(4,092)	(6,088)	(7,714)
Total other expenses	(97,110)	(13,729)	(625,350)	(32,543)

Net loss	$(1,365,875)	$(949,017)	$(3,523,145)	$(1,164,112)

Net loss per common share: basic and diluted	$(0.06)	$(6.60)	$(0.26)	$(8.10)

Weighted average common shares outstanding: basic and diluted	22,145,831	143,780	13,522,704	143,780

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hash Labs, Inc.

 Consolidated Statements of Cash Flows

 (unaudited)

	For the nine months ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(3,523,145)	$(1,164,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,996,137	-
Amortization expense of debt discount	586,166	4,127
Impairment of Dino Might Program	-	818,472
Reserve for bad debts	3,412
Change in derivative liability - convertible debentures	6,088	7,714
Changes in operating assets and liabilities
Merchant services reserve	(1,987)	-
Prepaid expenses	(38,659)	-
Accounts payable and accrued liabilities	70,289	96,334
Bank overdraft	(198)	4,076
Accrued interest - convertible debenture	9,984	1,306
Accrued interest - notes payable	6,267	23,523
Net cash used in operating activities	(885,646)	(208,560)

Cash flows from investing activities
Cash paid for Domain names	-	(17,845)
Net cash used in investing activities	-	(17,845)

Cash flow from financing activities

Proceeds from notes payable - related party	82,025	213,700
Proceeds from convertible note - related party	41,000	-
Proceeds from issuance of common stock	1,866,667	-
Cash payments on convertible and note payables and interest	(103,389)	-
Net cash provided by financing activities	1,886,303	213,700

Net increase (decrease) in cash and cash equivalents	1,000,707	(12,705)
Cash and cash equivalents at beginning of period	730	13,118
Cash and cash equivalents at end of period	1,001,437	413

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,169	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Debt discount due to beneficial conversion	$583,921	$-
Common stock issued from conversion of preferred stock	$1	$-
Common stock issued from conversion of debt and accrued interest	$484,560	$-
Forgiveness of accrued salary related-party	$239,000	$-
Forgiveness of accrued interest related-party	$19,999	$-
Extinguishment of derivative	$25,494	$-
Purchase from related party of Dino Might program with preferred stock issuance	$-	$820,451

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HASH LABS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

1. BASIS OF PRESENTATION & GOING CONCERN

Basis of Presentation

The accompanying unaudited consolidated financial statements of Hash Labs Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations

Hash Labs Inc. is a Nevada corporation that was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. The Company’s business following the closing of this agreement was the sale of an Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records, and in connection therewith, providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel went onsite to physicians’ offices weekly to reproduce the records requested by third parties.

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

Following close scrutiny of emerging business opportunities, coupled with evaluation of market trends, the Company determined that a more prudent strategy was to narrow its focus. The Company has now concentrated its focus on dynamic global growth opportunities in the financial technology, or Fintech industry, with an emphasis on emerging Blockchain or distributed ledger technology (“DLT”). The Company intends to develope financial technology solutions to operate on DLT, known as Hashgraph. Effective March 2, 2018, the Company changed its name to Hash Labs Inc. The Company intends to develop its first Fintech solution using Hashgraph digital ledge technology, or DLT, which the Company intends to be a mobile application that intends to convert gold into a price-stable, scalable and 100% backed by physical gold cryptocurrency asset.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared contemplating a continuation of the Company as a going concern. However, the Company incurred a net loss of $3,523,145 for the nine months ended September 30, 2018 and has working capital of $24,222 as of September 30, 2018.

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

The Company’s primary source of revenue has been from providing a professional service that specializes in HIPAA compliant retrieval, reproduction and release of information. Orders are fulfilled as requested, then invoiced. Once payment is received, revenue is recognized when records are delivered. (The Company no longer performs this service and has not yet begun generating revenues under its new business focus.)

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of September 30, 2018 and December 31, 2017 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
September 30, 2018:
Liabilities
Derivative Liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

December 31, 2017:
Liabilities
Derivative Liabilities	$-	$-	$19,406	$19,406
Total	$-	$-	$19,406	$19,406

Derivative liability as of September 30, 2018 was $0, compared to $19,406 as of December 31, 2017.

2. NOTES PAYABLE – RELATED PARTY

On March 21, 2018, the Company, entered into an unsecured 7% promissory note with a significant shareholder in the amount of $15,000. On April 13, 2018 the significant shareholder entered into another promissory loan in amount of $10,000 with the similar terms. On May 4, 2018 the significant shareholder entered into another promissory loan in amount of $25,000 with the similar terms. On June 6, 2018 the significant shareholder entered into another promissory loan in amount of $32,000 with the similar terms. The notes had a term of 6 months and were unsecured. The note included interest calculated for the 9month ended September 30, 2018, from another note owned by the same shareholder.

September 30, 2018
Notes payable at beginning of period
Borrowings on notes payable	$82,000
Accumulated interest	1,454
Repayments	(83,454)
Notes payable – related party	$-

On July 15, 2016, the Company entered into an unsecured 7% promissory notes with a significant shareholder in the amount of $100,000. The note had a one-year term and was in default as of September 30, 2018.

The changes in these notes payable to related party consisted of the following during the nine months ended September 30, 2018:

	September 30, 2018	December 31, 2017
Notes payable at beginning of period	$110,688	$103,248
Borrowings on notes payable	-	-
Repayment	-	-
Accumulated interest	6,170	7,440
Notes payable – related party	$116,585	$110,688

During the year ended December 31, 2017, the Company entered into five unsecured 7% Promissory Notes with a terms ranging from four to six months.

During the year ended December 31, 2017, the Company borrowed a total of $4,275 from the former CEO of the Company, repaid $4,330 to the CEO, and the amount due to the CEO was $3,145 as of December 31, 2017. The CEO loaned an additional $75 during the nine months ended September 30, 2018 the Company repaid $3,220. The total amount due on September 30, 2018 is $0.

Other Related Party Transaction

Michael Delin, a former director of the Company, provided accounting services to the Company through an entity he owns. During the nine month ended September 30, 2018, the Company paid Mr. Delin $7,300 for such services.

3. DEFERRED STOCK-BASED COMPENSATION - RELATED PARTY

On May 18, 2018, the Company appointed Mark Goode as the new President and Chief Executive Officer of the Company, effective May 18. 2018. He was also appointed a member and Chairman of the Board of Directors of the Company (the “Board”).

The Company has entered into an employment agreement on May 18, 2018 with Mr. Goode, which provides for an annual salary and certain other benefits. Pursuant to the employment agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and is subject to increases as set from time to time by the Board. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). After one year of employment by the Company as the Chief Executive Officer, the Company shall issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company shall issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company shall issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of September 30, 2018 the Company accrued $746,137 in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.

4. CONVERTIBLE DEBENTURE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% promissory notes with a significant shareholder (the Vantage Group Ltd. (“Vantage”)). During the year ended December 31, 2017, the Company entered into additional unsecured 7% promissory notes totaling $215,500. During the first quarter of 2018, the Company entered into five additional notes totaling $41,000 with an interest rate of 7%. The notes mature four to 12 months from issuance. On April 3, 2018, the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.027.  The Company recorded a debt discount of $518,225 for the fair value of the beneficial conversion feature. As of September 30, 2018 the Company amortized $518,225 of the debt discount.

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

During the nine months ended September 30, 2018 the Company repaid $16,715 of the convertible note.

The balance of these notes payable to related party as of September 30, 2018 is as follows:

	September 30, 2018	December 31, 2017

Notes payable – related party at beginning of period	$470,603	231,569

Borrowings on notes payable – related party	41,000	215,500
Beneficial conversion feature	(518,225)	-
Reclassification to paid in capital of beneficial conversion for conversion to common stock	492,745	-
Conversion to common stock	(484,650)	-
Repayments	(16,715)	-
Amortization of beneficial conversion feature Accumulated interest	25,480 7,188	(23,534)
Notes payable – related party	$17,426	470,603

During the year ended December 31, 2017, the Company entered into five unsecured 7% promissory notes with a significant shareholder (Lyle Hauser) totaling $65,500. On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bears interest at the rate of 7% per year and is convertible into shares of common stock of the Company at a conversion price of $0.0005. Lyle Hauser (directly and through Vantage, which he owns) is the Company’s largest stockholder. The Company recorded a debt discount of $68,696 for the fair value of the beneficial conversion feature. As of September 30, 2018 the Company amortized $68,696 of the debt discount.

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

The changes in these notes payable to related party consisted of the following during the nine months ended September 30, 2018:

	September 30, 2018	December 31, 2017
Notes payable at beginning of period	$68,969	$-
Borrowings on notes payable	-	65,500
Beneficial conversion	(68,696)	-
Amortization of beneficial conversion feature	68,696	-
Accumulated interest	1,084	3,469
Interest transferred to related party	(1,084)	-
Notes payable – related party	$68,969	$68,969

The Company entered into two 10% Secured Convertible Debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at conversion price equal to the lower of $400 or 80% of the previous day’s closing price. On June 29, 2018 the significant shareholder forgave the amounts owed, which was effective as of April 3, 2018. The Company recorded a capital contribution of $19,999 during the nine months ended September 30, 2018.

The changes in these outstanding convertible notes payable to related party consisted of the following during the nine months ended September 30, 2018:

	September 30, 2018	December 31, 2017
Convertible debenture – related party at beginning of period	$19,055	$17,287
Forgiveness	(19,999)	-
Accumulated interest	944	1,768
Convertible debenture – related party at end of period	$-	$19,055

5. DERIVATIVE LIABILITIES

As noted above, the Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures carry a one-year term and are convertible into common stock at a conversion price equal to the lower of $400 or 80% of the previous day’s closing price. On June 29, 2018 the significant shareholder forgave the accrued interest, which was effective as of April 3, 2018. The Company recorded a capital contribution of $25,494 during the nine months ended September 30, 2018.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative liability for the value. The Company then assesses the fair value quarterly based on the Black Scholes Model and increases or decreases the liability to the new value and records a corresponding gain or loss (see below for variables used in assessing the fair value).

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the nine months ended September 30, 2018.

	September 30, 2018	December 31, 2017
Risk-free interest rate at grant date	0.45%	0.45%
Expected stock price volatility	244%	228%
Expected dividend payout	-	-
Expected option in life-years	1	1

The change in fair value of the conversion option derivative liability consisted of the following during the year ended December 31, 2017:

	September 30, 2018	December 31, 2017
Conversion option liability (beginning balance)	$19,406	$12,567
Reclassification to additional paid in capital	(25,494)
Loss on changes in fair market value of conversion option liability	6,088	6,839
Net conversion option liability	$-	$19,406

Change in fair market value of conversion option liability resulted in a loss of $6,088 for the nine months ended September 30, 2018 and $6,839 for the year ended December 31, 2017.

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

On June 29, 2018 the significant shareholder forgave the amounts owed. The Company recorded a capital contribution of $19,999. See Note 4. The Company recorded a capital contribution of $35,294 during the nine months ended September 30, 2018 for the extinguishment of the derivative. See Note 5.

On June 29, 2018, two related parties forgave a total of $239,000 of accrued compensation. The amounts have been recorded as a capital contribution.

During the nine months ended September 30, 2018, the Company entered into subscription agreements with investors pursuant to which the Company sold an aggregate of 3,896,969 shares of the Company’s common stock, for an aggregate purchase price equal to $1,866,666. The closing of this subscription agreement has occurred. Of the 3,896,969 common share issued, JMG Horseshoe, LLC, purchased 333,333 shares of common stock for a purchase price of $333,333. The managing member of JMG Horseshoe, LLC is J. Mark Goode, who is the Company’s chief executive officer

7. COMMITMENTS AND CONTINGENCIES

From June 29, 2018 to September 11, 2018, the Company entered into a series of statement of work agreements with Best Innovation Group, Inc. (“BIG”) to provide consulting services to the Company. The statement of work agreements were entered into in connection with a professional services agreement the Company entered into with BIG dated May 1, 2018, under which all services performed by BIG are to be documented in a statement of work agreement. The Company agreed to reimburse BIG at a rate of $200 per hour. Under a statement of work agreement executed on July 26, 2018, the total estimated cost to the Company for services to be performed by BIG is $716,272 of which $238,757 was due on the date of the agreement and $238,757 was due on November 15, 2018 and the remaining amount will be due upon completion which is estimated to be March 1, 2019. On September 11, 2018, the Company entered into a statement of work agreement with BIG, under which BIG was engaged to provide SOC 2 gap remediation and audit. Under this statement of work agreement, $70,000 was due upon execution of the agreement, and $90,000 will be due from December 1, 2018 through March 1, 2019.

On August 3, 2018 the Company entered into a master services agreement with REQ a Washington, DC-based creative and digital marketing agency, pursuant to which the Company engaged REQ to develop a branding and digital marketing strategy for the Company’s intended digital gold project. During the 3rd quarter of 2018, the Company collaborated with REQ to create CORO as the new brand for its intended digital gold technology platform and mobile application. REQ is supporting the Company with the creative design, website development, video production, marketing, public relations and advertising strategy related to the launch of its intended CORO digital gold transaction platform.  REQ receives monthly payments which will total $230,500 for services performed for 12 months of services, leading up to the launch of the intended CORO mobile application.

This report may contain forward-looking statements. Such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. Our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hash Labs Inc. is a Nevada corporation that was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. The Company’s business following the closing of this agreement was the sale of an Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records, and in connection therewith, providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel went onsite to physicians’ offices weekly to reproduce the records requested by third parties.

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

Following close scrutiny of emerging business opportunities, coupled with evaluation of market trends, the Company determined that a more prudent strategy was to narrow its focus. The Company has now concentrated its focus on dynamic global growth opportunities in the financial technology, or Fintech industry, with an emphasis on emerging Blockchain or distributed ledger technology (“DLT”). The Company intends to develope financial technology solutions to operate on DLT, known as Hashgraph. Effective March 2, 2018, the Company changed its name to Hash Labs Inc.

The Company intends to develop its first Fintech solution using Hashgraph DLT, which the Company intends to be a mobile application that will convert gold into a price-stable, scalable and 100% backed by physical gold cryptocurrency asset.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Revenues

Revenues for the three months ended September 30, 2018 totaled $14 compared to revenues of $9,548 during the three months ended September 30, 2017. The decrease of $9,534 is related to the Company’s shift in business. We previously generated revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018 totaled $845,462, a decrease of $97,887 or approximately 10% compared to selling, general and administrative expenses of $943,349 for the three months ended September 30, 2017. During the three months ended September 30, 2018 legal expense, consulting fees and compensation to our Chief Executive Office increased significantly. During the three months ended September 30, 2017, the Company incurred expenses of $818,472 related to the impairment of the software application referred to as the Dino Might program.

Development Expense

Development expenses for the three months ended September 30, 2018 totaled $423,317 compared to $0 for the three months ended September 30, 2017. During the three months ended September 30, 2018, the Company began the development of next generation financial solutions based on the DLT, known as Hashgraph. Our initial financial solution, the app for which was initially expected to be branded CXAU and is now expected to be branded CORO, will be a technology platform based on a mobile application that will digitize gold on the Hashgraph distributed ledger

Interest Expense

Interest expense on convertible debentures for the three months ended September 30, 2018 and 2017, was $97,110 and $9,637 respectively. The increase was mainly due to the expense incurred with the beneficial conversion feature added to existing notes payable during the quarter.

Other Expense

Loss on change in fair value of derivate liabilities for the three months ended September 30, 2018 and 2017 was $0 and $4,092 respectively.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2018 was $1,365,875 or $0.06 per share, an increase of $416,858, compared to net loss of $949,017, or $6.60 per share, during the three months ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Revenues

Revenues for the nine months ended September 30, 2018 totaled $12,981 compared to revenues of $31,697 during nine months ended September 30, 2017. The decrease of $18,716 is related to Company’s shift in business. We previously generated revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018 totaled $2,487,459, an increase of $1,328,320 or approximately 115% compared to selling, general and administrative expenses of $1,159,139 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018 legal expense, consulting fees and compensation to our Chief Executive Office increased significantly. During the nine months ended September 30, 2017, the Company incurred expensed of $818,472 related to the impairment of the software application referred to as the Dino Might program.

Development Expense

Development expenses for the nine months ended September 30, 2018 totaled $423,317 compared to $0 for the nine months ended September 30, 2017. During the Nine months ended September 30, 2018 The Company began the development of next generation financial solutions based on a revolutionary DLT, known as Hashgraph.  Our initial financial solution, the app for which was initially expected to be branded CXAU and is now expected to be branded CORO, will be a technology platform based on a mobile application that will digitize gold on the Hashgraph distributed ledger.

Interest Expense

Interest expense on convertible debentures for the nine months ended September 30, 2018 and 2017, was $619,262 and $24,829 respectively. The increase was mainly due to the expense incurred with the beneficial conversion feature added to existing notes payable during the nine months.

Other Expense

Loss on change in fair value of derivate liabilities for the nine months ended September 30, 2018 and 2017 was $6,088 and $7,714 respectively.

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2018 was $3,523,145 or $0.26 per share, an increase of $2,359,033, compared to net loss of $1,164,112, or $8.10 per share, during the nine months ended 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $1,001,437, which compared to cash of $730 as of December 31, 2017. Net cash used in operating activities for the nine months ended September 30, 2018 was $885,646. Our current liabilities as of September 30, 2018 of $1,017,387 consisted of: $66,878 for accounts payable and accrued liabilities, net convertible debenture – related party of $86,408, overdraft of $1,379, deferred compensation of $746,137, note payable – related party of $116,585, and derivative liability of $0. From June 2018 to July 2018 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 3,030,303 shares of common stock, for a purchase price of $0.33 per share, and aggregate gross proceeds of $1,000,000. From August 2018 to September 2018, the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 866,666 shares of common stock for a purchase price of $1.00 per share, and aggregate gross proceeds of $866,666. The investors included JMG Horseshoe, LLC, which purchased 333,333 shares of common stock for a purchase price of $333,333. The managing member of JMG Horseshoe, LLC is J. Mark Goode, who is the Company’s chief executive officer. A related party converted $484,651 of convertible notes, accrued interest and preferred stock into common stock. The Company repaid two related parties a total of $103,389.

We anticipate that we will need to raise additional capital to execute our business plan, which we may not be available on acceptable terms, or at all. If we raise funds through the sale of common stock or securities convertible into common stock, it may result in substantial dilution to our then-existing stockholders.

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

The Company’s primary source of revenue has been from providing a professional service that specializes in HIPAA compliant retrieval, reproduction and release of information. Orders are fulfilled as requested, then invoiced. Once payment is received, revenue is recognized when records are delivered. (The Company no longer performs this service and has not yet begun generating revenue under its new business focus.)

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

Management concluded that the design and operation of our disclosure controls and procedures are not effective because the following material weaknesses exist:

●	Our chief executive officer also functions as our principal financial officer. As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

●	We were unable to maintain full segregation of duties within our financial operations due to our reliance on limited personnel in the finance function.

●	Documentation of all proper accounting procedures is not yet complete.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From August 2018 to September 2018, the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 866,666 shares of common stock for a purchase price of $1.00 per share, and aggregate gross proceeds of $866,666.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

The Company is in default on a promissory note issued on July 15, 2016, in the original principal amount of $100,000, which matured one year from issuance. The total amount (including accrued interest) in default as of the date of this filing of this report is $117,703.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hash Labs Inc.

Date: November 19, 2018	By:	/s/ J. Mark Goode
J. Mark Goode
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)