Form 10-K
period 2018-12-31
Hash Labs Inc.
filed 2019-04-11
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Registrant’s telephone number, including area code: 888-879-8896

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $5.6 million.

As of April 9, 2019, there were 22,858,246 shares of common stock, par value $0.0001 per share, issued and outstanding.

HASH LABS INC.

PART I

This report may contain forward-looking statements. Investors are cautioned that such forward-looking state to all comments are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” “Hash Labs,” or the “Company” refer to Hash Labs Inc. Unless otherwise specified, all dollar amounts are expressed in United States dollars

Item 1. Business.

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

In October 2017, the name of the Company was changed to Tech Town Holdings, Inc. to reflect a new business strategy centered on identifying and fostering new or early stage business opportunities being fueled by digital reinvention and innovation.

Following close scrutiny of emerging business opportunities, coupled with evaluation of market trends, the Company narrowed its focus to financial technology, or Fintech, with an emphasis on emerging Blockchain or distributed ledger technology, or DLT. Effective March 2, 2018, the Company changed its name to Hash Labs Inc.

Our Fintech development project is a digital gold payment platform program. The Company is completing development of a mobile application, that will convert gold into a price-stable, scalable digital currency, 100% backed by physical gold. The digital gold payment platform will operate on the world’s most advanced DLT, known as Hashgraph.

The payment platform we are developing will be called Coro and its digital gold unit of account will be CXAU. 1 CXAU will be equal to 1 Troy Ounce of physical gold. The Company anticipates that the Coro payment platform will operate on a mobile application referred to as a “digital vault.”

These products are not yet operational and they have not yet generated any revenues.

Coro Development Status

The Company is developing Coro as a digital gold payment platform. The Company began development of the Coro mobile application, data base, infrastructure and the associated distributed private permissioned network in August of 2018. The Coro application has been developed on Azure’s cloud-based app development platform. The technology and network development process includes a series of 20 design and development stages, knowns as “sprints.” To date, 18 development sprints have been accomplished. Existing functionality includes: the onboarding and account activation process; identity verification; AML/KYC screening; login and change passcode process; digital account funding; conversion of USD to CXAU digital golds units; conversion of CXAU units to USD; and redemption of CXAU units for physical gold. The Coro / CXAU distributed ledger network has already been activated with an initial 12 nodes. We are conducting testing and quality assurance on the Coro mobile application and private permissioned node network. To date, the Company has paid more than $1,000,000 for the development of the Coro/CXAU digital gold payment platform and its private permissioned distributed ledger network. The Company paid such expenses from the Company’s working capital. The Company anticipates that, in April 2019, the Company will finalize testing and quality assurance in prelude to launching the mobile application and payment platform.

We anticipate that we will incur additional expenses of approximately $500,000 to complete development of and launch Coro. We will need to obtain the funds for such additional expenses by raising additional capital. There is no assurance such additional capital will be available on acceptable terms, or at all.

Subject to raising such additional capital, and subject to our determination, in consultation with legal counsel, that the launch of Coro, will be in compliance with applicable securities law, we anticipate that we will launch Coro / CXAU on or about June 1, 2019.

The Company is relying upon both employees and contractors to design and develop the Coro / CXAU digital gold payment platform and distributed network. Coordination of the design and development has been led by the Company’s Chief Executive Officer, who has coordinated the Company’s technology development resources and team of consultants. The Company intends to increase its technology development team during 2019, as it continues to improve the functionality and performance of the Coro / CXAU digital payment platform, post-launch.

The Company’s Planned Coro Digital Gold Platform--Overview

The Company is developing Coro, its first Fintech solution using Hashgraph DLT. The Company anticipates that Coro will be a 100% gold-backed digital payment platform. We anticipate that the Coro mobile application will operate on Hashgraph, the world’s fastest and most secure form of distributed ledger technology. We anticipate that Coro account holders will be able to instantly and securely convert fiat currency to “CXAU,” a digital gold currency unit of exchange. CXAU digital gold units will be price-stable, and 100% backed by physical gold.

The Company believes the cryptocurrency market, particularly in relation to Initial Coin Offerings (or ICOs), is volatile, with a high incidence of fraud and market manipulation. By comparison, there will never be a coin offering or token sale related to Coro or its CXAU digital gold units.

The Coro community of users will operate on a permission-based peer to peer private network, with the highest level of security and compliance.

In order to join the Coro eco-system, users will need to pass an identity verification and stringent anti-money laundering/know-your customer (or AML/KYC) check, to prevent bad actors from joining and assist in ensuring regulatory compliance.

The Company believes CXAU will solve the following two important problems:

●	The need for a decentralized digital currency solution that offers true stability. The leading cryptocurrencies are wildly volatile with speculation driving wide swings in valuation. CXAU will offer a truly stable, asset-backed digital currency. The value of one CXAU unit will always correspond to the daily London spot price of 1 Troy Ounce of gold. Each CXAU unit will be 100% backed by physical gold, held by an independent custodian within an insured vault at the Royal Canadian Mint. Coro gold reserves will be confirmed daily by the Royal Canadian Mint and independently audited on a quarterly basis. The independent audit will be published for review by all CXAU members.

●	We anticipate that the Coro technology will allow for potentially tens of millions of global gold investors holding trillions of value in gold bars and coins to safely digitize their physical gold holdings. Under the Coro platform, global gold investors (individual, institutional and governmental) will have the opportunity to efficiently hold and transact with a 100% gold-backed digital currency. Owners of physical gold will be able to conveniently convert their gold into CXAU. If Coro members wish to liquidate their CXAU units, they will simply withdraw their CXAU balance via conversion to physical gold or CUSD.

The Company anticipates that CXAU will provide its users with the benefits of speed, security, transparency, and ease of use, as well as the opportunity to transact their digital gold on the fastest DLT on the market.

The Company anticipates that, under the Coro platform, there will be two accounts to facilitate the flow of funds related to the Digital Vault. One account will be at the Royal Canadian Mint for storage of physical gold. This account will serve as a custody account on behalf of the individual CXAU customers. The second custody account will a cash account held at a bank. Members who download the app and pass the verification process will be able to:

●	Convert physical gold into CXAU: Under this process, members could send physical gold to fund a CXAU account. Pursuant to our master services agreement with Dillon Gage (discussed below), Dillon Gage will coordinate and manage the deposit and transfer of CXAU users’ physical gold into digital / crypto gold. This will include the acceptance, testing and verification of the physical gold presented for conversion to CXAU units. Dillon Gage will coordinate delivery of the physical gold for storage at the Royal Canadian Mint, for reserve on behalf of the CXAU.

●	Convert US Dollars into CXAU within the Digital Vault: Under this process, Dillon Gage will coordinate and manage the acquisition and deposit of physical gold in direct proportion to the users’ CXAU digital vault capitalization, with fiat currency. Dillon Gage will coordinate purchase and delivery of physical gold to vaults operated by the Royal Canadian Mint, for reserve on behalf of the Coro members.

●	Convert CXAU into physical gold for redemption: From time to time users may wish to liquidate their Coro digital gold account. Once the redemption order is received, Dillon Gage will convert the CXAU unit value into physical gold.

●	Convert CXAU into fiat currency: Under this process, by way of example, a customer has $10,000 worth of CXAU and hits the ’Sell’ button within the app to convert the CXAU into $10,000 into the USD Digital Vault. Dillon Gage will receive the order to purchase $10,000 worth of physical gold and deliver $10,000 into the Coro Custody USD bank account. CXAU will allocate $10,000 worth of gold in the vault for Dillon Gage, and instantly the client will receive $10,000 into their CUSD Digital Vault.

Dillon Gage Collaboration

On October 18, 2018, we entered into a master services agreement with Dillon Gage Incorporated of Dallas (“Dillon Gage”), a fully integrated precious metal wholesale company. Under the agreement, the Company and Dillon Gage agreed to collaborate on the launch, marketing and operation of the Coro platform.

Pursuant to our agreement with Dillon Gage, upon the launch of the Coro platform, (i) Hash Labs will be responsible for the general management and operation of the CXAU Platform, except as otherwise set forth therein, and (ii) Dillon Gage will (a) coordinate and manage the deposit and transfer of CXAU users’ physical gold into digital/crypto gold, including, the acceptance, testing and verification of the physical gold presented for conversion to CXAU units, and coordination and delivery of the physical gold for storage at the Royal Canadian Mint, for reserve on behalf of the CXAU users, (b) coordinate and manage the acquisition and deposit of physical gold in direct proportion to the CXAU users’ digital vault conversion, with fiat currency, (c) coordinate purchase and delivery of physical gold to vaults operated by the Royal Canadian Mint, for reserve on behalf of the CXAU members, (d) coordinate the insurance, audit and storage of the CXAU physical gold reserves, and (e) upon any redemption/liquidation by a CXAU member, convert the CXAU unit value into physical gold, transfer the redemption gold.

Dillon Gage also agreed to introduce and use commercially reasonable efforts to promote the Coro platform to its global network of bullion dealers.

Revenue Model

We anticipate that, under the Coro platform, members will be charged (i) a 0.5% annual storage, insurance and auditing fee, (ii) a 0.5% fee to covert fiat currency into CXAU units, and (iii) a 0.5% (plus shipping and insurance) redemption fee. We will collect and charge such fees from members, and Dillon Gage will be entitled to 50% of such fees for the services Dillon Gage will provide under the master service agreement.

Objectives

Our objectives are to:

o

Successfully launch Coro Digital Vault, as a stable, transparent, immutable, scalable, secure and decentralized solution by June 1, 2019. We anticipate that, by this date, we will launch the fully functional application on the iPhone and Android app stores, including the following features: Enrollment, Login, Track the Current Price of Gold, Create and Capitalize the Wallet, History, News, Purchase CXAU, Sell CXAU, and Peer to Peer Transactions functions. As noted above, our launch of the Coro platform will be subject to raising additional capital and our determination, in consultation with legal counsel, that such launch will be in compliance with applicable securities laws.

o	Achieve Long-term growth through building an engaged user base, securing key strategic partnerships and creating institutional and governmental user networks.

DLT and Stable-Coins

We believe the global Fintech industry is experiencing disruption on an unprecedented scale due to the rapid emergence of distributed ledger technology (DLT), such as early generation Blockchain and the new generation Hashgraph.

Under DLT technology, two or more parties can forge agreements, make transactions, build value, establish trust, and perform critical business logic, through using smart contracts, without relying on intermediaries to verify their identities. We believe that by reducing transaction costs among all participants in the economy, DLT protocol supports models of peer-to-peer mass collaboration that could make many of the existing financial organization forms redundant.

While Bitcoin, Etherum and other popular cryptocurrency trading platforms based on Blockchain technologies continue to grab headlines, we believe that it is the next generation DLT that will fully disrupt and transform how commerce and the Internet work together.

Numerous crypto ventures promise to change the landscape of the global financial system and the way the world economy is organized. However, we believe most of their crypto products lack conditions to serve as a store of value and as a unit of account, precluding even the most basic financial contracts, such as loans, salaries, or any other contract, where participants care about value over time, to be upheld.

The current cryptocurrency market is composed of ICOs and Token sales that are:

●	Highly volatile;

●	Speculation driven;

●	Have high incidence of fraud;

●	Void of inherent asset value;

●	Subject to market manipulation; and

●	Issued on non-compliant basis

At the same time we believe the global demand for DLT in finance and investing is greatly outpacing the supply. Thus, we believe growing acceptance of cryptocurrencies as a legitimate form of tender is fueling a need for user-friendly payment applications, Fintech solutions and specialty products and services to better support and secure the growing crypto ecosystem while reducing current valuation volatility and risks.

We believe individuals, institutions and governments are in urgent need of truly stable cash alternatives to conduct transactions and store value.

Stable-Coin Cryptocurrencies

The Coro platform we are developing will be a fully compliant Digital Vault platform to hold, transact and transfer asset-backed, redeemable, stable and scalable Crypto-Gold.

Stable-coins are a class of crypto currencies that seek to maintain price stability with respect to a value indicator. A stable-coin is supposed to provide price stability characteristics for purposes of avoiding volatility and acting as a better unit of account as well as a store of value.

Several solutions claiming to be stable-coins are currently available on the market, but most of them do not actually hold physical assets or do not allow their users to redeem their holdings fully.

There are 3 common types of stable-coins:

●	Fiat-collateralized: require users to trust a centralized third party to hold their fiat currency and also to trust the stability of the fiat in itself, which is inherently unstable

●	Crypto-collateralized: create a dependency on the stability of the cryptocurrency on the other side of the equation, which is inherently unstable.

●	Non-collateralized: require continual network growth in the form of new investors who can provide capital to support a falling currency value, which is unsustainable.

None of these 3 types of stable-coins are fully asset backed, redeemable, stable, or scalable

We anticipate that CXAU will be different from other stable-coins in the following ways:

●	Coro will be a decentralized, secure and easy to use digital currency 100% backed by physical gold.

●	Coro will operate on the world’s fastest and most scalable Hashgraph DLT.

●	Each Coro user will have a 100% secure digital vault, 100% backed by physical gold.

●	The value of the Coro account will not be correlated to equities, bonds, fiat currencies, supply and demand, or cryptocurrencies, but derived from the value of the physical gold that will secure it.

●	Coro account holders will be able to redeem their full account value for physical gold at any time.

●	Hash Labs will operate Coro on a fully compliant basis.

●	The highest standard of security will be applied to ensure that bad actors cannot use the Coro platform.

●	Each digital vault will be activated only after a user has successfully completed full OFAC, KYC, AML screening, and identity verification.

●	All physical gold assets will be held in fully licensed and insured physical vaults owned and protected by world-leading security storage companies.

●	All gold assets on deposits will be audited on a quarterly basis.

We believe that with a more predictable value, Coro will contribute to a global digital currency economy capable of supporting credit and debt markets, trust-based peer to peer transactions and credible long-term investments.

Use Cases

We anticipate that uses for Coro will include the following:

●	Global Payment Network: Since the key characteristics of price stability, liquidity, and scalability will be met, CXAU will have the potential to be foundational for global payments, serving as a unit of account, a store of value, and a medium of exchange.

●	Fueling Future Decentralized Applications: Price-stable CXAU units could be used as a payment for using different DLTs, instead of those applications creating their own native currencies. For example in insurance, and lending markets.

●	Lending: Coro can enable global access to secure and price-stable loans.

Gold History & Present

CXAU is derived from the letter “C,” the universal reference for Cryptocurrency, and the letters “XAU,” which is the symbol used under the ISO 4217 currency standard for one troy ounce of gold.

Gold has managed to maintain its value through the ages and unlike paper currency, coins or other assets it has been a stable way to pass on and preserve the value of wealth from one generation to the next. A central bank or a nation often held gold reserves in order to store value as a guarantee to redeem promises to pay depositors or to secure a currency. The United States is one of the countries with the largest gold reserves amounting to over eight thousand tons.

Historically gold has been an excellent hedge against inflation because of its tendency to increase in value when the cost of living increases. Because of its stability and the rate of return as an investment, it is an attractive commodity.

Gold offers:

●	Safety: As a high-quality, liquid asset, gold helps preserve capital, diversify portfolios, mitigate risks, and serves as valuable collateral.

●	Liquidity: Operating in large markets that rival those of major sovereign bonds, gold is one of the most highly traded financial assets, with low transactional costs and universal acceptance.

●	Return: Since 1997, the average annual return on gold, in US dollar terms, has consistently outperformed the average returns on US Treasuries, Eurobonds, Japanese government bonds, and UK gilts over 10-year, 5-year and 1-year time horizons.

Digital currencies, such as Bitcoin and Litecoin, have been successful at leveraging Blockchain technology for the transfer of value across borders. But the inherent volatility, lack of asset backing and low transaction speeds have made them a poor choice for real business to be executed through their networks.

Hashgraph Partnership

CXAU is being built on world’s next generation DLT solution Hashgraph Algorithm, which we believe is superior to the early generation Blockchain DLT. Hashgraph is owned by Swirlds, Inc., (“Swirlds”). In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform.

DLT is disrupting and transforming existing markets in multiple industries. However, we believe there are five fundamental obstacles to be overcome before distributed ledgers can be widely accepted and adopted across every industry and geography. These obstacles are:

Performance: The platform is built on the Hashgraph distributed consensus algorithm, which provides near-perfect efficiency in bandwidth usage and consequently can process hundreds of thousands of transactions per second in a single shard (a fully-connected, peer-to-peer mesh of nodes in a network). Consensus latency is measured in seconds, not minutes, hours, or days. (For example, HH’s 500,000 transactions per second vs. Blockchain’s 5-7 transactions per second)

Security: Hashgraph achieves the gold standard for security in the field of distributed consensus: asynchronous Byzantine Fault Tolerance (aBFT). Other platforms that use coordinators, leaders, or communication timeouts tend to be vulnerable to Distributed Denial of Service (DDoS) attacks against those vulnerable areas. Hashgraph is resilient to these types of attacks and achieves the theoretical limits of security. Achieving this level of security at scale is a fundamental advance in the field of distributed systems as it is the gold standard for security in this category.

Stability: Hashgraph relies on both technical and legal controls to ensure the stability of the platform. This system prevents forking and illegal modifications of the algorithm.

Regulatory Compliance: The Hashgraph technical framework includes an Opt-In Escrow Identity mechanism that gives users a choice to bind verified identities to otherwise anonymous cryptocurrency accounts, which is designed to provide governments with the oversight necessary to ensure regulatory compliance. This is optional, and each user will be able decide what kinds of credentials, if any, to reveal. Hashgraph intends to work with governments to provide the same level of protection in distributed public ledgers as is currently present in the financial system.

The Hashgraph algorithm accomplishes being fair, fast, efficient, inexpensive, timestamped, and DoS resistant.

Hashgraph private-permissioned ledger provides the strongest foundation for the CXAU protocol. We believe it will enable CXAU to achieve unprecedented speed with fractional cost per transaction, all while maintaining bank-grade security.

Government regulation

The Company has registered with Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of the Treasury) as a Money Service Business. The Company is in the process of applying for the Money Transmitter License with State government regulators throughout the US.

Blockchain and cryptocurrency regulations are in a nascent state with agencies investigating businesses and their practices, gathering information, and generally trying to understand the risks and uncertainties in order to protect investors in these businesses and in cryptocurrencies generally. Regulations will certainly increase, in many cases, although it is presently not possible to know how they will increase, how regulations will apply to our businesses, or when they will be effective. As the regulatory and legal environment evolves, we may become subject to new laws, and regulation by the SEC and other agencies.

To prevent fraud and illegal activities on the Coro platform, the Company is developing a state of the art compliance on-boarding and transaction monitoring solution to:

●	Ensure that no digital vaults issued to Coro customers are activated until each new customer has undergone comprehensive Know Your Customer/Anti-Money Laundering screening;

●	Monitor Coro transactions and report any suspicious activity

●	Conduct routine security audits of its DLT environment; and

●	Implement other security measures, as necessary, to further support its diligence in this regard.

The Company has hired a Chief Compliance Officer, who has developed the Company’s compliance program and manual. The CCO has been instrumental in the design and development of the compliance on-boarding and monitoring solution. The CCO is also in communication with State regulators, related to the Company’s Money Transmitter license applications.

Marketing and Sales Strategy

The Company’s target market for CXAU consists of three groups: individuals, institutions and governments.

Initially, our marketing efforts will focus on individual gold investors and crypto enthusiasts needing access to an easy to use, secure, stable, and transparent digital currency. In this market, the Company will launch the CXAU mobile app and perfect its functionality.

Eventually we will expand such marketing efforts to include institutional and governmental markets. Currently, the Company is analyzing key trends and related secondary information that will compliment and aid defining its market opportunities and user needs.

Using a combination of qualitative and quantitative methods, the Company is conducting extensive research and discovery to set success metrics, recognize future growth initiatives, develop audience profiles, and assess the competition landscape and market conditions.

Under the Company’s marketing and sales strategy, the Company plans to take the following steps:

●	Engage highly rated and specialized branding, media, web design, and digital marketing agencies to work in synchrony with the in-house marketing team

●	Design a visual identity that can be easily activated across a variety of digital and media touchpoints;

●	Design and develop a website to serve as an education resource for media, influencers and general public and as a point of entry for users; and

●	Develop, activate and execute integrated launch and growth marketing campaigns to reach key audiences for awareness and demand for the product.

The Company’s integrated marketing and sales strategy is divided in 2 phases:

Launch Strategy: This is currently being executed in anticipation of the April, 2019 Coro mobile app launch. This includes the following:

August to September 2018:

Brand strategy: Under this phase, which we completed, we sought to promote and develop our brand discovery, brand design including messaging and visual identity, and brand content creation.

October to November 2018:

Under this phase, which we completed, we built and developed our CXAU Website, including with respect to website discovery and content, website design, and website development, hosting trials, and website live launch.

December 2018 to May 2019 (Marketing Activation, Execution and Launch) (currently in progress):

Our goal in this phase is to create a “surround sound” marketing campaign to reach and engage the target audience, build the contact list, as well as generate excitement and brand awareness before the launch. We have and are utilizing:

●	Paid media (search engine ads, social media ads, display ads, sponsored content, geo-fencing);

●	Earned media (media, investor, blogger, influencer relations);

●	Shared media (advocates, partnerships, social media); and

●	Owned media (proprietary content strategically created and distributed)

We also plan to attend industry events, and to leverage key partnerships with Dillon Gage and Hashgraph.

Growth Strategy: Our growth strategy in the development phase. Under our growth strategy, we will aim to secure sustainable growth of the CXAU user base through viral methods, paid, earned, shared and owned media, effective customer service management, and seamless application onboarding.

Competition

We anticipate that the primary competition for Coro in the digital payment sector will include CashApp, Venmo, TransferWise and Circle. CashApp is a US based digital payment platform offering peer to peer payments. CashApp operates exclusively in the US offering digital payments in US Dollars. The CashApp platform operates on traditional centralized server technology, slower and less secure. Venmo is the US based digital payment platform, owned and operated by PayPal. Venmo operates in the US and offers users digital peer to peer payments in US Dollars. The Venmo platform also operates on a traditional centralized network. TransferWise is a UK based payment platform. The Company intends to operate on a global basis and offer payments in a variety of currencies. TransferWise also operates on a traditional centralized network. Circle is a US based digital platform offering payments in both US Dollars and British Pounds. The Circle platform operates on a form of Blockchain technology known as Ethereum.

Employees

As of the date of this filing, we have six employees all of whom are full-time. We consider our relationship with our employees to be good.

Corporate Information

Our principal executive offices are located at 78 SW 7th Street, Miami, FL 33130, and our telephone number is 888-879-8896. Our website address is https://hashlabs.net. Information on our website is not part of this report.

Item 1A. Risk Factors.

An investment in the Company’s common stock involves a high degree of risk. Our business, operating results and financial condition could be harmed and the value of our stock could go down as a result of the risk factors described below. This means shareholders could lose all or a part of their investment.

Risks Related to Our Business

We have a limited operating history under our current business focus, and we may not succeed.

We have a limited operating history, in particular under our current business focus, and we may not succeed. We are subject to all risks inherent in a developing business enterprise, including, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material challenges to our business. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could materially aversively affect our business, financial conditions and results of operation. We may never generate significant revenues or achieve profitability.

We will need to raise additional capital, which may not be available.

As of December 31, 2018, we had a working capital deficit of $486,315. We will need to raise additional funds to complete development of and launch Coro, execute our business plan and maintain and expand our operations. Additional financing may not be available to us on favorable terms, or at all. If we cannot raise needed funds on acceptable terms, the Company’s business and prospects may be materially adversely affected and we may need to curtail or cease operations.

We may not succeed in developing the Coro platform.

The development of the Company’s decentralized distributive ledger technology, or DLT, on the Coro platform, and gold-backed CXAU cryptocurrency will be a costly, complex, and time-consuming process, and investments in product development often involve a long period of time until completed and a return, if any, can be achieved on such an investment. We may face difficulties or delays in the development process of the DLT, Coro and CXAU, which could result in our inability to timely offer products or services that satisfy the market. We have been making and anticipate making significant investments in developing the DLT, Coro and CXAU, but such an investment is inherently speculative and requires substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the development process could result in delays in, or the abandonment of, the development and launch of the DLT, Coro and CXAU, and may substantially increase development costs, which could negatively affect our business, financial condition and results of operations. We may not succeed in launching the Coro platform by our anticipated launch date, or at all.

The Company may encounter significant competition and may not be able to successfully compete.

There are many alternative gold-backed crypto assets, distributive ledger technology platforms and blockchain based platforms, and more such alternatives are under development by our competitors. Some of our competitors have considerably more financial resources than us, and the backing of traditional large financial institutions. As a result, we may not be able to successfully compete in our market, which could result in our failure to launch the DLT and CXAU, or otherwise fail to successfully compete. There can be no assurances that we will be able to compete successfully in this environment.

The DLT, Coro and CXAU and any blockchain or distributive ledger technology on which the Company’s products may rely may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code, which could result in security breaches and the loss or theft of any cryptocurrencies we may launch (including the CXAU).  If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the utilization of the DLT, Coro and CXAU, resulting in users reducing their use of the Coro platform or stopping using the Coro platform altogether.

If the CXAU are issued, and if the DLT and Coro are developed and launched, their structural foundation, the software applications and other interfaces or applications upon which they rely or that will be built upon are unproven, and there can be no assurances that the DLT and Coro and the creating, transfer or storage of the CXAU will be uninterrupted or fully secure, which could result in impermissible transfers, and a complete loss of a holder’s CXAU. The DLT and Coro may be subject to a cyberattack, software error, or other intentional or negligent act or omission that results in the CXAU being lost, destroyed or otherwise compromised. Further, the DLT, Coro and CXAU (and any technology, including blockchain technology, on which they rely) may also be the target of malicious attacks from hackers or malware distributors seeking to identify and exploit weaknesses in the software, the DLT, Coro and CXAU which could result in the loss or theft of CXAU. If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the utilization of the DLT, Coro and CXAU, resulting in users reducing their use of the Coro platform or stopping using the Coro platform altogether, which could have a material adverse effect on our business, financial condition and results of operations.

Some market participants may oppose the development of distributed ledger or blockchain-based systems like those central to the Company’s commercial mission.

Many participants in the global securities and commodities trading market, many of which have significantly greater resources, including financial resources and political influence, than the Company, may oppose the development of capital markets and commodities systems and processes that utilize distributed ledger and blockchain-based systems. The ability of the Company to operate and achieve its commercial goals could be adversely affected by any actions of any such market participants that result in additional regulatory requirements or other activities that make it more difficult for the Company to operate, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the DLT is unable to satisfy data protection, security, privacy, and other government and industry-specific requirements, its growth could be harmed.

There are a number of data protection, security, privacy, and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises could harm the Company’s reputation, erode user confidence in the effectiveness of its security measures, negatively impact its ability to attract new users, or cause existing users to stop using the Coro platform, any of which could adversely affect the Company’s business, financial condition and results of operations.

We may face risks of Internet disruptions, which could have an adverse effect on our business..

A disruption of the Internet may affect our Coro digital gold payment platform. A significant disruption in Internet connectivity could disrupt Coro’s network operations until the disruption is resolved.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

As an alternative to currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our securities. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse on our business, prospects or operations.

The gold backing the CXAU will be held by third party custodians, which are out of our control, and could be subject to loss, damage, theft or restriction on access

We anticipate that, when Coro is launched, the CXAU will be backed by physical gold stored securely within a vault, controlled by a custodial trust account. Any failure by the custodian to properly secure or insure the gold reserves backing the CXAU, resulting in part or all of the gold backing the CXAU being lost, damaged or stolen, or access to such gold being restricted, whether by natural events (such as an earthquake) or human actions (such as a terrorist attack), could result in a decrease in the value of the CXAU, which could expose the Company to liability and reputational harm and seriously curtail the utilization of the DLT, which could have a material adverse effect on our business, financial condition, or results of operations.

Changes in general economic and business conditions, internationally, nationally and in the markets in which we operate, could have an adverse effect on our business, financial condition, or results of operations.

Our operating results may be subject to factors which are outside of our control, including changes in general economic and business conditions, internationally, nationally and in the markets in which we operate. Such factors could have a material adverse effect on our business, financial condition, or results of operations.

In addition, disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth and uncertainty about earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy. Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities. Changes in economic conditions, changes in financial markets, deterioration in the capital markets or other factors could have an adverse effect on the financial position, revenues, results of operations and cash flows of the Company and could materially adversely affect our business, financial condition and results of operations.

Our results of operations will significantly rely on our team of managers, advisors, and technical staff.

The successful operation and development of our business will be dependent primarily upon the operating and management skills of our managers, advisors, and technical staff. The loss of the services of any one of our key personnel, in particular our chief executive officer, J. Mark Goode, could have a material adverse impact on our ability to realize our objectives, including the ability to develop and launch the Coro digital gold payment platform, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect our intellectual property and proprietary rights, we could lose our ability to compete.

Our intellectual property and proprietary rights are essential to our ability to remain competitive and successful in the development of our products and our business, including Coro and CXAU. We expect to rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements, and other contractual provisions to protect our intellectual property, other proprietary rights, and our brand. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. If we do not adequately protect our intellectual property or proprietary rights, our competitors could use it to enhance their products, compete against us, and take our market share. Our inability to adequately protect our intellectual property could adversely affect the Company’s business, financial condition and results of operations.

Other companies may claim that we infringe their intellectual property.

We do not believe that our technologies infringe, or will infringe, on the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us in the future. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party. If any of our products or services, such as the DLT, CXAU, or Coro, if developed and launched, were found to infringe on other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease to offer such products altogether, which could adversely affect the Company’s business, financial condition and results of operations.

We will be subject to numerous risks associated with operating a digital asset network.

Digital asset networks are a new and rapidly evolving industry and technology. The growth of the crypto asset industry is subject to a high degree of uncertainty. The factors affecting the further development of this industry include, among other things:

●	continued worldwide growth in the adoption and use of digital assets;

●	government and quasi-government regulation of crypto assets and their use, or restrictions on or regulation of access to and operation of crypto asset systems;

●	changes in consumer demographics and public tastes and preferences;

●	the availability and popularity of other forms or methods of exchange, including new means of using fiat currencies; and

●	general economic conditions and the regulatory environment relating to crypto assets.

We have an evolving business model.

As digital assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our product mix and service offerings. Any such modifications we may make may not be successful and may result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

We may be vulnerable to the development of quantum computing.

Like all cryptographic systems, crypto assets may be vulnerable to quantum computing. While quantum computers have not been proven to exist at the date of the date hereof, in the event that they are invented, crypto assets, along with the cryptography used to protect other financial institutions, may be vulnerable and therefore adversely affected unless steps are taken to secure them against such technologies. If quantum computers are developed it is likely that the Company’s business, financial condition and results of operations may be adversely affected.

The regulatory regime governing blockchain technologies, cryptocurrencies, tokens and token offerings is uncertain, and new regulations or policies may materially adversely affect the development of the DLT, Coro and CXAU.

Regulation of tokens, token offerings, cryptocurrencies, blockchain technologies, and distributive ledger technology is currently undeveloped and likely to rapidly evolve, varies significantly among international, federal, state, and local jurisdictions, and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, guidance, or other actions, which could severely impact the development, launch and growth of the DLT, Coro or other platforms that the Company may develop, which could adversely affect the Company’s business, financial condition and results of operations. Failure by the Company to comply with any laws, rules, and regulations, some of which could not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

As blockchain networks and assets have grown in popularity and market size, federal and state agencies have begun to take interest in, and in some cases regulate, their use and operation. The SEC has taken various actions against persons or entities misusing crypto assets in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information and the use of unregistered securities. The Commodity Futures Trading Commission (“CFTC”), likewise, has determined that bitcoin and other virtual currencies can be treated as commodities under the Commodities Exchange Act (“CEA”), and, based on this determination, the CFTC has applied CEA provisions and CFTC regulations that apply to transactions in commodity options and swaps to the conduct of a bitcoin derivatives trading platform.

Local state regulators such as the New York State Department of Financial Services, Texas, New Hampshire, North Carolina, and Washington have also initiated examinations of crypto assets, blockchain networks, and the regulation thereof, or otherwise amended existing regulatory regimes to include crypto assets and networks within the scope of their purview.

Crypto assets currently face an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China, and Russia. Various foreign jurisdictions may, in the near future, adopt laws, regulations, or directives that could adversely affect the DLT, Coro and CXAU. Such laws, regulations, or directives may conflict with those of the United States or may directly and negatively impact our business, financial condition and results of operations. The effect of any future regulatory change is impossible to predict, but such change could be substantial and materially adverse to the development, launch and growth of the DLT, Coro and CXAU.

To the extent that future regulatory actions or policies limit the ability to exchange certain crypto assets or utilize them for payments, the demand for such assets will be reduced, therefore potentially adversely affecting the viability of the DLT, Coro and CXAU. Furthermore, regulatory actions may limit the ability of end-users to convert crypto assets into fiat currency (e.g., U.S. Dollars) or use them to pay for goods and services. Similarly, regulatory actions could prevent the Company from accessing, purchasing, selling, or transferring crypto assets, and could result in a loss of funds and/or the inability of the Company to operate, therefore affecting the viability of the DLT, Coro and CXAU.

We are currently evaluating, in consultation with legal counsel, the applicability of federal securities laws to our planned Coro platform. Our launch of Coro will be subject to our determination, in consultation with legal counsel, that such launch will be in compliance with federal securities law.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use crypto assets in one or more countries, and ownership of, holding, or trading of crypto assets, such as the CXAU if developed and launched may be considered illegal and subject to sanction.

One or more countries such as China and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell, or use certain (or all) crypto assets or to exchange them for fiat currency. Such an action may also result in the restriction of ownership, holding, or trading, in the CXAU. Such a restriction could harm the Company’s business, financial condition and results of operations.

Risks Related to Our Common Stock

There is not an active, liquid market for our common stock, and investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange. Further, there is little reported trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

The market price of our common stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of our common stock; and

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock has in the paste been, and may in the future be s considered a “penny stock” and thus be subject to additional sale and trading regulations that may make it more difficult to buy or sell.

Our common stock, which is traded on the OTC Pink, has in the past been, and may in the future be considered a “penny stock.” Securities broker-dealers participating in sales of “penny stock” are subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that we will retain any earnings to finance our future expansion and for the implementation of our business plan. Investors should take note of the fact that a lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in the Company.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may create such series and issue such shares in the future.

Additional stock offerings in the future may dilute then-existing shareholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital and personnel, we anticipate that we will need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

Ownership of our common stock is highly concentrated.

Our executive officers, directors, and principal stockholders beneficially own an aggregate of approximately 89.8 % of our outstanding common stock (see “Security Ownership of Certain Beneficial Owners and Management”). In particular, our largest stockholders (Lyle Hauser (directly and through Vantage (an entity he owns), Brian Dorr, and David Dorr) collectively beneficially own an aggregate of approximately 86.1% of our outstanding common stock. As a result, such principal stockholders will be able to exert significant control over the election of the members of our board of directors, our management, and our affairs, and other corporate transactions (such as mergers, consolidations, or the sale of all or substantially all of our assets) that are submitted to shareholders for approval, and their interests may differ from the interests of other stockholders.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

We sub-lease, on a month-to-month basis under an arrangement with WeWork, office space located at 78 SW 7th Street, Miami, FL 33130. Our current monthly rent is approximately $1,200. We believe these facilities are suitable and adequate to meet our current business requirements.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings, and our property is not the subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol “HLAB” on the OTC Pink tier of the OTC Markets. There is little trading activity in our common stock.

As of March 27, 2019, there were approximately 1,086 holders of record of our common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock and does not expect to pay and any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2018, except with respect to Mr. Goode’s employment agreement as set forth below, the Company did not have any securities authorized under any equity compensation plan.

In January 2019, the Company adopted the Hash Labs Inc. 2019 Equity Incentive Plan. 2,400,000 shares are available for awards under the plan. The plan was approved by the Company’s stockholders in February 2019.

Recent Sales of Unregistered Securities

In January 2019, the Company sold 5,000 shares of common stock to an accredited investor for a purchase price of $25,000. In March 2019 the Company sold 5,000 shares of common stock to an accredited investor for a purchase price of $25,000.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Purchases by Issuer and Its Affiliates

None.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

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

Business Overview

The Company is developing its first Fintech solution using Hashgraph DLT, which the Company intends to be a mobile application that will convert gold into a price-stable, scalable and 100% backed by physical gold cryptocurrency asset.

Results of Operations for the years ended December 31, 2018 and 2017

Revenues

Revenues for the year ended December 31, 2018 totaled $6,485 compared to revenues of $42,030 during the year ended December 31, 2017. The decrease of $35,545 is related to the Company’s shift in business. We previously generated revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2018 totaled $2,455,774, an increase of $1,976,755 or approximately 413% compared to selling, general and administrative expenses of $479,019 for the year ended December 31, 2017. During the year ended December 31, 2018 legal expense, consulting fees and compensation to our Chief Executive Office increased significantly. During the year ended December 31, 2017, the Company incurred expensed of $818,472 related to the impairment of the software application referred to as the Dino Might program.

Development Expense

Development expenses for the year ended December 31 2018 totaled $962,063 compared to $0 for the year ended December 31, 2017. During the year ended December 31, 2018, the Company began the development of the Coro gold-back digital asset platform.

Interest Expense

Interest expense on convertible debentures for the year ended December 31, 2018 and 2017, was $606,527 and $36,211 respectively. The increase was mainly due to the expense incurred with the beneficial conversion feature added to existing notes payable during the year ended December 31, 2018.

Other Expense

Loss on change in fair value of derivate liabilities for the year ended December 31, 2018 and 2017 was $6,088 and $6,839 respectively.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2018 was ($4,023,967) or ($0.26) per share, an increase of $2,707,611, compared to net loss of ($1,316,356), or ($8.70) per share, during the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $223,576, which compared to cash of $730 as of December 31, 2017. Net cash used in operating activities for the year ended December 31, 2018 was $1,653,420. Our current liabilities as of December 31, 2018 of $709,891 consisted of: $223,067 for accounts payable and accrued liabilities, net convertible debenture – related party of $85,829, deferred compensation of $300,395, note payable – related party of $100,000, and derivative liability of $0. From June 2018 to July 2018 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 3,030,303 shares of common stock, for a purchase price of $0.33 per share, and aggregate gross proceeds of $1,000,000. From August 2018 to September 2018, the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 866,666 shares of common stock for a purchase price of $1.00 per share, and aggregate gross proceeds of $866,666. The investors included JMG Horseshoe, LLC, which purchased 333,333 shares of common stock for a purchase price of $333,333. The managing member of JMG Horseshoe, LLC is J. Mark Goode, who is the Company’s chief executive officer. A related party converted $484,651 of convertible notes, accrued interest and preferred stock into common stock. The Company repaid two related parties a total of $101,935.

We anticipate that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms, or at all. If we raise funds through the sale of common stock or securities convertible into common stock, it may result in substantial dilution to our then-existing stockholders.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU and finalizing theimpact on our results of operations, cash flows or financial condition.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Hash Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hash Labs, Inc. (the Company) as of December 31, 2018, and the related statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has a net loss of $4,023,967, an accumulated deficit of $34,275,342 and a working capital deficit of $486,315. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Liggett & Webb, P.A.

Liggett & Webb, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Boynton Beach, Florida

April 11, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Hash Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hash Labs, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company’s auditor from 2016 through 2019.

Houston, Texas

May 10, 2018

Hash Labs, Inc

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash	$223,576	$730
Merchant services reserve	-	2,938
Total current assets	223,576	3,668

Equipment, net	9,715	-
Dino Might program	1,979	1,979
Total assets	$235,270	$5,647

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$223,067	$282,849
Bank overdraft	-	1,577
Deferred compensation	300,995	-
Note payable - related party	100,000	606,145
Convertible debenture, net - related party	85,829	19,055
Derivative liability convertible note	-	19,406
Total current liabilities	709,891	929,032

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, no shares issued and outstanding on December 31, 2018 and December 31, 2017, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 authorized, 0 and 7,000 shares issued and outstanding on December 31, 2018 and December 31, 2017, respectively	-	1
Common stock, $.0001 par value: 700,000,000 authorized; 22,848,246 and 151,277 shares issued and outstanding on December 31, 2018 and December 31, 2017, respectively	2,285	15
Additional paid-in capital	33,798,526	29,328,064
Accumulated deficit	(34,275,432)	(30,251,465)
Total stockholders’ deficit	(474,621)	(923,385)
Total liabilities and stockholders’ deficit	$235,270	$5,647

The accompanying notes are an integral part of these consolidated financial statements.

Hash Labs, Inc.

 Consolidated Statements of Operations

	For the years ended
	December 31,
	2018	2017
Revenue	$6,485	$42,030

Operating expenses
Selling, general and administrative expenses	2,455,774	479,019
Amortization expenses	-	5,614
Development expense	962,063	-
Impairment of Dino Might Program	-	818,472
Write off of Domain names	-	12,231
Total operating expenses	3,417,837	1,315,336

Loss from operations	(3,411,352)	(1,273,306)

Other expenses
Interest expense	(606,527)	(36,211)
Change in fair value of derivative liabilities	(6,088)	(6,839)
Total other expenses	(612,615)	(43,050)

Net loss	$(4,023,967)	$(1,316,356)

Net loss per common share: basic and diluted	$(0.26)	$(8.70)

Weighted average common shares outstanding: basic and diluted	15,650,460	151,277

The accompanying notes are an integral part of these consolidated financial statements.

Hash Labs, Inc.

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2018	2017
Cash flows from operating activities
Net loss	(4,023,967)	(1,316,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,550,995	-
Amortization expense of debt discount	586,921	5,614
Impairment of Dino Might Program	-	818,472
Write off of Domain names	-	12,231
Change in derivative liability	-	6,839
Depreciation	249	-
Change in derivative liability - convertible debentures	6,088	-
Changes in operating assets and liabilities
Merchant services reserve	2,938	-
Accrued interest - convertible debenture	5,387	1,768
Accrued interest - note payable	17,688	34,443
Accounts payable and accrued liabilities	200,281	159,924
Net cash used in operating activities	(1,653,420)	(277,065)

Cash flows from investing activities
Purchase of Equipment	(9,964)	-
Cash paid for Domain names	-	(17,845)
Net cash used in investing activities	(9,964)	(17,845)

Cash flow from financing activities
Bank overdraft	(1,577)	1,577
Repayments on notes payable - related party	(101,935)	(4,330)
Proceeds from notes payable - related party	82,075	285,275
Proceeds from convertible note - related party	41,000	-
Proceeds from issuance of common stock	1,866,667	-
Net cash provided by financing activities	1,886,230	282,522

Net increase (decrease) in cash and cash equivalents	222,846	(12,388)
Cash and cash equivalents at beginning of period	730	13,118
Cash and cash equivalents at end of period	$223,576	$730

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,285	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Debt discount due to beneficial conversion	$586,921	$-
Common stock issued from conversion of preferred stock	$1	$-
Common stock issued from conversion of debt and accrued interest	$484,650	$-
Forgiveness of accrued salary related-party	$239,000	$-
Forgiveness of accrued interest related-party	$19,999	$-
Extinguishment of derivative	$25,494	$-
Purchase from related party of Dino Might program with preferred stock issuance	$-	$820,451
Adjustment for fractional shares issued due to reverse split	$-	$1
Expenses paid by Director	$-	$3,200

The accompanying notes are an integral part of these consolidated financial statements.

Hash Labs, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2017

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2016	-	$-	143,780	$14	$28,507,615	$(28,935,109)	$(427,480)
Preferred shares series C issued for purchase of intangible asset	7,000	1	-	-	820,450	-	820,451
Shares issued for fractional shares from stock split	-	-	7,497	1	(1)	-	-

Net loss	-	-	-	-	-	(1,316,356)	(1,316,356)
Balance December 31, 2017	7,000	$1	151,277	$15	$29,328,064	$(30,251,465)	$(923,385)

Foregivenss of accrued salary related party	-	-	-	-	239,000	-	239,000
Foregivenss of accrued interest related party	-	-	-	-	19,999	-	19,999
Extingishment of derivative liability	-	-	-	-	25,494	-	25,494
Conversion of notes payable to common stock	-	-	17,950,000	1,795	482,855	-	484,650
Common stock issued for services	-	-	500,000	50	1,249,950	-	1,250,000
Beneficial conversion feature on debt	-	-	-	-	586,921	-	586,921
Conversion of notes payable and preferred stock to common stock	(7,000)	(1)	350,000	35	(34)	-	-
Sale of common stock	-	-	3,896,969	390	1,866,277		1,866,667
Net loss	-	-	-	-	-	(4,023,967)	(4,023,967)
Balance December 31, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(34,275,432)	$(474,621)

The accompanying notes are an integral part of these consolidated financial statements.

Hash Labs, Inc.

Notes to the Consolidated Financial Statements

For The Years Ended December 31, 2018 and 2017

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

Principle of Consolidation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiary, Coro Corp., which was organized in the State of Nevada on September 14, 2018. The Company is developing a financial technology, or Fintech, solution using a Hashgraph digital ledger.

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

In October 2017, the name of the Company was changed to Tech Town Holdings, Inc. to reflect a new business strategy centered on identifying and fostering new or early stage business opportunities being fueled by digital reinvention and innovation. To that end, our business-building platform was segmented into six categories, for which we planned to advance numerous technology development projects.

Following close scrutiny of emerging business opportunities, coupled with evaluation of market trends, the Company determined that a more prudent strategy was to narrow its focus. The Company has since concentrated its focus on dynamic global growth opportunities in the financial technology, or Fintech industry, with an emphasis on emerging Blockchain or distributed ledger technology (“DLT”). Effective March 2, 2018, the Company changed its name to Hash Labs Inc. The Company is developing its first Fintech solution using Hashgraph digital ledger technology, or DLT, which the Company intends to be a mobile application that will convert gold into a price-stable, scalable and 100% backed by physical gold cryptocurrency asset.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $4,023,967 for the year ended December 31, 2018 and has negative working capital of $486,315 as of December 31, 2018.

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

We will need to raise additional capital in order to continue operations. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs for the years ended December 31, 2018 and 2017.

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

Depreciation/
Amortization
Asset Category	Period
Computer equipment	5 Years

Computer and equipment costs consisted of the following:

December 31, 2018

Computer equipment	$9,964
Accumulated depreciation	(249)
Balance	$9,715

Depreciation expense was $249 and $0 for the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services or installation by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return and other limited product and performance warranties for which provision has been made in the accompanying financial statements.

Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

The Company accounts for revenue in accordance with Topic 606 which was adopted at the beginning of fiscal year 2018 using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company did not recognize any cumulative-effect adjustment to retained earnings upon adoption as the effect was immaterial. The adoption of these standards did not have a material impact on the Company’s statements of operations during the year ended December 31, 2018.

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

The application of the three levels of the fair value hierarchy under Topic 820-10-35 to our assets and liabilities as of December 31, 2018 and December 31, 2017 are described below:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Liabilities
Derivative Liabilities	$-	$-	$-	$-
Total	$-	$-	$-	$-

December 31, 2017:
Liabilities
Derivative Liabilities	$-	$-	$19,406	$19,406
Total	$-	$-	$19,406	$19,406

Derivative liability as of December 31, 2018 was $0, compared to $19,406 as of December 31, 2017.

Impairment of Long Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. ASC 360-10 relates to assets that can be amortized and the life can be determinable. The Company reviews property and equipment and other long-lived assets for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset’s carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable. At December 31, 2017, the Company determined there was an impairment on the Domain Name assets. As a result, an impairment was recorded in the amount of $12,231. Additionally, an impairment was recognized for the Dino Might program in the amount of $818,422. The impairment on both assets was due to limited to no cash flow expected to be generated.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 145,712,968 and 4,563 common shares, respectively were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ending December 31, 2018 and 2017.

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

Reclassifications

Certain 2017 balances have been reclassified in the 2018 financial statement presentation. The reclassification of accrued interest did not have any effect on the financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU and determining the impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. DEFERRED STOCK-BASED COMPENSATION - RELATED PARTY

On May 18, 2018, the Company appointed Mark Goode as the new President and Chief Executive Officer of the Company, effective May 18. 2018. He was also appointed a member and Chairman of the Board of Directors of the Company.

The Company entered into an employment agreement on May 18, 2018 with Mr. Goode, which provides for an annual salary and certain other benefits. Pursuant to the employment agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and is subject to increases as set from time to time by the Board. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). After one year of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of December 31, 2018 the Company accrued $300,995 in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.

3. NOTES PAYABLE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% Promissory Notes with a significant shareholder totaling $222,000. During the year ended December 31, 2017, the Company entered into seventeen additional unsecured 7% Promissory Notes totaling $215,500. The notes mature four to twelve months from issuance and total $437,500. As of December 31, 2017, $300,000 of the notes were in default. On April 3, 2018, the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225

December 31, 2017

Notes payable – related party at beginning of period	222,000
Borrowings on notes payable – related party	215,500
Notes payable – related party	437,500
Accrued interest	$33,103

On July 15, 2016, the Company entered into an unsecured 7% promissory note with a significant shareholder in the amount of $100,000. The note had a one-year term and was in default as of December 31, 2017 and December 31, 2018.

The changes in these notes payable to related party consisted of the following during the years ended December 31, 2018 and 2017:

	At December 31, 2018	At December 31, 2017
Notes payable	$100,000	$100,000
Accrued interest	$17,688	$10,688

During the year ended December 31, 2017, the Company borrowed a total of $4,275 from the then-CEO of the Company; total expenses paid directly by the then-CEO of the Company was $3,200. During the year ended December 31, 2017, the Company repaid $4,330 to the then-CEO, and the amount due to the then-CEO was $3,145 as of December 31, 2017. During the year ended December 31, 2018, the Company repaid $3.220 to the then-CEO, and borrowed an additional $75. During the year ended December 31, 2018 the remaining amount of $3,145 was repaid. The advances carried a 0% interest rate and were to be repaid when funds were available.

4. CONVERTIBLE DEBENTURE – RELATED PARTY

During the year ended December 31, 2016, the Company entered into eight unsecured 7% promissory notes with a significant shareholder (the Vantage Group Ltd. (“Vantage”)). During the year ended December 31, 2017, the Company entered into additional unsecured 7% promissory notes with Vantage totaling $215,500. During the first quarter of 2018, the Company entered into five additional notes with Vantage totaling $41,000 with an interest rate of 7%. The notes matured four to 12 months from issuance. On April 3, 2018, the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bore interest at the rate of 7% per year and was convertible into shares of common stock of the Company at a conversion price of $0.027. The Company recorded a debt discount of $518,225 for the fair value of the beneficial conversion feature. As of December 31, 2018 the Company amortized $518,225 of the debt discount.

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

On April 6, 2018, the Company issued an aggregate of 9,000,000 shares of common stock upon the conversion of a convertible note (which had been originally held by Vantage) in the principal amount (including accrued interest) of $243,000.

During the year ended December 31, 2018 the Company repaid $16,715 of the convertible note.

The balance of these notes payable to related party as of December 31, 2018 and 2017 is as follows:

December 31, 2018

Notes payable – related party at beginning of period	$437,500
Reclassification of accrued interest to note balance	39,725
Borrowings on notes payable – related party	41,000
Beneficial conversion feature	(518,225)
Reclassification to paid in capital of beneficial conversion for conversion to common stock	492,745
Conversion to common stock	(484,650)
Repayments	(16,715)
Amortization of beneficial conversion feature	25,480
Notes payable – related party	$16,860
Accrued interest	$1,816

During the year ended December 31, 2017, the Company entered into five unsecured 7% promissory notes with a significant shareholder (Lyle Hauser, who owns Vantage) totaling $65,500 was in default. On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bore interest at the rate of 7% per year and was convertible into shares of common stock of the Company at a conversion price of $0.0005. Lyle Hauser (directly and through Vantage, which he owns) is the Company’s largest stockholder. The Company recorded a debt discount of $68,696 for the fair value of the beneficial conversion feature. As of December 31, 2018 the Company amortized $68,696 of the debt discount.

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

The changes in these notes payable to related party consisted of the following during the years ended December 31, 2018:

	December 31, 2018	December 31, 2017
Notes payable at beginning of period	$68,969	$-
Borrowings on notes payable	-	65,500
Beneficial conversion	(68,696)	-
Amortization of beneficial conversion feature	68,696	-
Notes payable – related party	$68,969	$65,500

Accrued interest	$3,571	$3,469

The Company entered into two 10% convertible debentures with a significant shareholder in the amount of $50,000 on November 4, 2013 and $60,000 on December 17, 2013. The debentures had a one-year term and were convertible into common stock at conversion price equal to the lower of $400 or 80% of the previous day’s closing price. On June 29, 2018 the significant shareholder forgave the amounts owed, which was effective as of April 3, 2018. The Company recorded a capital contribution of $19,999 during the year ended December 31, 2018.

The changes in these outstanding convertible notes payable to related party consisted of the following during years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Convertible debenture – related party at beginning of period	$19,055	$17,287
Forgiveness	(19,999)	-
Accumulated interest	944	1,768
Convertible debenture – related party at end of period	$-	$19,055

5. INTELLECTUAL PROPERTY

In January 2017, the Company purchased a website and two domain names including the intellectual property. In March 2017, the Company purchased two additional domain names. The Company has purchased a website and domain names for a total purchase price of $17,845. Amortization expense for the year ended December 31, 2017 totaled $5,614 As of December 31, 2017, the domain names were written off in the amount of $12,231.

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. The Company has recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years.

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

As noted above, the Company entered into two 10% convertible debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures had a one-year term and were convertible into common stock at a conversion price equal to the lower of $400 or 80% of the previous day’s closing price. During the year ended December 31, 2015 $40,000 of the note was converted and $70,000 was repaid. On June 29, 2018 the significant shareholder forgave the accrued interest, which was effective as of April 3, 2018. The Company recorded a capital contribution of $25,494 during the year ended December 31, 2018.

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

As noted above, the Company entered into two 10% Secured Convertible Debentures with a significant shareholder, one in the amount of $50,000 on November 4, 2013 and the other in the amount of $60,000 on December 17, 2013. The debentures had a one-year term and were convertible into common stock at a conversion price equal to the lower of $400 or 80% of the previous day’s closing price.

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative liability for the value. The Company then assesses the fair value quarterly based on the Black Scholes Model and increases or decreases the liability to the new value and records a corresponding gain or loss (see below for variables used in assessing the fair value).

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the the year ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Risk-free interest rate at grant date	0.45%	0.45%
Expected stock price volatility	244%	228%
Expected dividend payout	-	-
Expected option in life-years	1	1

The change in fair value of the conversion option derivative liability consisted of the following during the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Conversion option liability (beginning balance)	$19,406	$12,567
Reclassification to additional paid in capital	(25,494)
Loss on changes in fair market value of conversion option liability	6,088	6,839
Net conversion option liability	$-	$19,406

Change in fair market value of conversion option liability resulted in a loss of $6,088 for the year ended December 31, 2018 and $6,839 for the year ended December 31, 2017.

7. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock on September 29, 2017, as discussed below. The Series C Preferred Stock was convertible into common stock at a conversion ratio determined by dividing the Series C Original Issue Price of $100 per share by the conversion price of $2.00 (such that each share of Series C Preferred Stock was convertible into 50 shares of common stock). The Series C Preferred Stock had the right to vote on an as-converted basis with the common stock, and in the event any dividends were paid on the common stock, the Series C Preferred Stock would entitled to dividends on an as-converted basis. If a Distribution Event (as defined in the Series C Certificate of Designation) occurred, the Company would pay to the holders of Series C Preferred Stock $30,000 for every $120,000 received from such Distribution Event, and the number of outstanding shares of Series C Preferred Stock would be reduced by an amount determined by dividing the amount of such payment by the Series C Original Issue Price. A Distribution Event is defined as the receipt by the Company of $120,000 in proceeds from a financing not involving any holder of Series C Preferred Stock, or any fiscal period in which the Company generated gross profits of $120,000 or more. All outstanding shares of Series C Preferred Stock were converted to common stock in April 2018, as discussed below. No shares of Series C Preferred Stock are outstanding as of December 31, 2018, and no such shares may be re-issued.

On September 29, 2017, the Company issued 7,000 shares of Series C Preferred Stock in connection with an asset purchase agreement (see Note 5). The value of the shares issued amount to $820,451. The valuation of the shares was determined by an independent financial analyst. The shares were converted to common stock in April 2018, as discussed below.

On October 25, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, pursuant to which a one-for-200 reverse split of its common stock was affected, and the Company changed its name to Tech Town Holdings Inc, effective November 2, 2017. All share and per share amounts herein retroactively reflect the split.

On May 18, 2018, the Company appointed Mark Goode as the new President and Chief Executive Officer of the Company, effective May 18. 2018. He was also appointed a member and Chairman of the Board of Directors of the Company. The Company entered into an employment agreement on May 18, 2018 with Mr. Goode, which provides for an annual salary and certain other benefits. Pursuant to the employment agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and is subject to increases as set from time to time by the Board. Upon the execution of the employment agreement, Mr. Goode was issued 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share).

On April 3, 2018, the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bore interest at the rate of 7% per year and was convertible into shares of common stock of the Company at a conversion price of $0.027.  The Company recorded a debt discount of $518,225 for the fair value of the beneficial conversion feature.

On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bore interest at the rate of 7% per year and was convertible into shares of common stock of the Company at a conversion price of $0.0005. Lyle Hauser (directly and through Vantage, which he owns) is the Company’s largest stockholder. The Company recorded a debt discount of $68,696 for the fair value of the beneficial conversion feature.

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

On June 29, 2018 a significant shareholder forgave the amounts owed under a debenture. The Company recorded a capital contribution of $19,999. See Note 4. The Company recorded a capital contribution of $35,294 during the year ended December 31, 2018 for the extinguishment of the derivative. See Note 5.

On June 29, 2018, two related parties forgave a total of $239,000 of accrued compensation. The amounts have been recorded as a capital contribution.

During the year ended December 31, 2018, the Company entered into subscription agreements with investors pursuant to which the Company sold an aggregate of 3,896,969 shares of the Company’s common stock, for an aggregate purchase price equal to $1,866,666. The closing of these subscription agreements has occurred. Of the 3,896,969 common share issued, JMG Horseshoe, LLC, purchased 333,333 shares of common stock for a purchase price of $333,333. The managing member of JMG Horseshoe, LLC is J. Mark Goode, who is the Company’s chief executive officer

8. COMMITMENTS AND CONTINGENCIES

From June 29, 2018 to September 11, 2018, the Company entered into a series of statement of work agreements with Best Innovation Group, Inc. (“BIG”) to provide consulting services to the Company. The statement of work agreements were entered into in connection with a professional services agreement the Company entered into with BIG dated May 1, 2018, under which all services performed by BIG are to be documented in a statement of work agreement. The Company agreed to reimburse BIG at a rate of $200 per hour. Under a statement of work agreement executed on July 26, 2018, the total estimated cost to the Company for services to be performed by BIG is $716,272 of which $238,757 was due on the date of the agreement and $238,757 was due on November 15, 2018 and the remaining amount will be due upon completion which is estimated to be March 1, 2019. On September 11, 2018, the Company entered into a statement of work agreement with BIG, under which BIG was engaged to provide SOC 2 gap remediation and audit services. Under this statement of work agreement, $70,000 was due upon execution of the agreement, and $90,000 will be due from December 1, 2018 through March 1, 2019.

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

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform. The term on of the agreement is one year and the Company is obligated to a first year licensing fee of $225,000 for 15 nodes payable on February 28, 2019 and additional nodes at $3,000 per node. In addition the Company is required to pay a 10% transaction fee for account holders on the Swirlds Customer Network. The agreements automatically renew for an additional one year and the fees may not increase more than 1%.

9. INCOME TAXES

2017 U.S. Tax Reform

The Jobs act significantly revised the U.S. Corporate income tax by lowering the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$4,966,666	$3,775,351
Total deferred tax assets	4,966,666	3,775,351
Valuation allowance	(4,966,666)	(3,775,351)
Net deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $4,966,666 and $3,775,351 against its net deferred taxes is necessary as of December 31, 2018 and December 31, 2017, respectively. The change in valuation allowance for the years ended December 31, 2018 and 2017 is $1,191,315 and $1,320,415, respectively.

At December 31, 2018 and December 31, 2017, respectively, the Company had approximately $19,596,000 and $17,977,860, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 are subject to examination by the Internal Revenue Service.

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate is as follows for the years ended December 31:

	2018	2017

Federal statutory taxes	(21.00)%	(21.00)%
State income taxes, net of federal tax benefit	(4.35)%	(4.35)
Nondeductible items	-	-
Change in tax rate estimates	-	-
Change in valuation allowance	25.35%	25.35
	-%	-%

10. RELATED PARTY

Michael Delin, a former director of the Company, provided accounting services to the Company through an entity he owned. During the years ended December 31, 2017 the Company paid Mr. Delin $9,500 for such services.

On May 18, 2018, the Company appointed Mark Goode as the new President and Chief Executive Officer of the Company, effective May 18. 2018. He was also appointed a member and Chairman of the Board of Directors of the Company. The Company has entered into an employment agreement on May 18, 2018 with Mr. Goode. See Note 2 above.

11. SUBSEQUENT EVENTS

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,384 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,384. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Mr. Hauser is the Company’s largest stockholder.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Vantage is owned by Lyle Hauser.

On January 21, 2019 the Company entered into a subscription agreement with an investor pursuant to which the Company sold 5,000 shares of the Company’s common stock, for an aggregate purchase price equal to $25,000.

On February 28, 2019, the Company executed a $110,000 related party promissory note with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which has been extended to June 30, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full.

On March 6, 2019 the Company entered into a subscription agreement with an investor pursuant to which the Company sold 5,000 shares of the Company common stock for an aggregate purchase price equal to $25,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure and Control Procedures

Management of the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act) pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures.

Management’s Report on Internal Control over Financial Reporting

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In conducting his evaluation, our principal executive officer and principal financial officer noted the following material weaknesses in our internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Positions	Age
J. Mark Goode	Chief Executive Officer, President and Chairman of Board of Directors	58
Niquana Noel	Chief Operating Officer, Director	37

J. Mark Goode has served as the Company’s the president, chief executive officer, and chairman of the board of directors, since May 18. 2018. Mr. Goode, a decorated former Captain in the United States Marine Corps, joined the Company from The Peninsula Group, LLC (“Peninsula”), an investment origination and management company focused on the life insurance settlement market, where he was the founder and Chief Executive Officer. During his 15-year tenure as Peninsula’s CEO, Mr. Goode’s team completed approximately 500 individual insurance investment transactions, representing more than $1 billion in life policy benefit value. Mr. Goode is also the founder and managing member of JMG Strategies, LLC, a Miami-based alternative investment management firm, and the founder of Life Premium Solutions, an independent insurance advisory firm that specializes in customized, innovative premium finance solutions for the advanced life insurance market. Mr. Goode has served as an elected member of the Board of Directors of the Life Insurance Settlement Association and previously served as the Association’s Vice President and as Chairman of its Political Action Committee. Mr. Goode was recognized in 2010 by Life Settlement Review as one of the “10 Most Influential Leaders” in the life settlement industry and previously, after eight years of military service, he was awarded the Navy Commendation Medal. Mr. Goode holds an Master of Arts Degree from The George Washington University. Mr. Goode’s business executive experience qualifies him to serve as a director of the Company.

Niquana Noel has served as the Company’s chief operating officer since May 18, 2018 and as a director of the Company since August 2013. Ms. Noel served as the Company’s chief executive officer and president from January 2014 to May 2018. Prior to serving in that capacity, Ms. Noel served as operations manager of the Company from 2008. Prior to joining the Company, Ms. Noel was the Executive Assistant to a Florida-based serial entrepreneur who had business interests ranging from the ownership and operation of cemeteries in Maryland, Virginia and Florida to the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. Ms. Noel’s operational experience qualifies her to serve on the Company’s board of directors.

Corporate Governance

Board of Directors’ Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Committees of our Board of Directors

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committees performing similar functions. The functions of those committees are currently undertaken by Board of Directors as a whole. We do have an audit committee financial expert because we do not have the resources to retain one.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the chair of the board of directors and chief executive officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Mr. Goode has served as our chair and chief executive officer since May 2018. We believe it is in the best interest of the Company to have the chair and chief executive officer roles combined due to our small size and limited resources.

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

No Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, we are not subject to Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Exchange Act; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.hashlabs.net.

Item 11. Executive Compensation.

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

Name and Position(s)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)		Other ($)	Total Compensation ($)
J. Mark Goode	2018	60,000	-	300,395	(2)	-	360,395
Chief Executive Officer (1)	2017	-	-	-		-	-
Niquana Noel	2018	15.000	-	-		-	15,000
Chief Operating Officer, former Chief Executive Officer (3)	2017	96,000	-	-		-	96,000

(1) Mr. Goode was appointed as our chief executive officer on May 18, 2018.

(2) Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). After one year of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of December 31, 2018 the Company accrued $300,995 in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.

(3) For the year ended December 31, 2017, all compensation for Niquana Noel was accrued. There was no payroll paid to Niquana Noel during 2017. Ms. Noel subsequently waived this accrued compensation. Ms. Noel resigned as chief executive officer in May 2018 and currently serves as the Company’s chief operating officer.

Employment Agreements

The Company entered into an employment agreement on May 18, 2018, with J. Mark Goode, the Company’s chief executive officer. Pursuant to the employment agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and is subject to increases as set from time to time by the board. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of common stock of the Company. After one year of employment by the Company as the chief executive officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the chief executive officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the chief executive officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth our outstanding equity awards to our executive officers as of December 31, 2018.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
J. Mark Goode (1)	-	-	-	$-	-	262,686	-	798,289	-

Director Compensation

The Company did not pay any compensation to any director of the Company in 2018, for services as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 27, 2019, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group.

The table lists applicable percentage ownership based on 22,858,246 shares of common stock outstanding as of March 27, 2019. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 27, 2019. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o Hash Labs Inc., 78 SW 7th Street, Miami, FL 33130.

Name and address of beneficial owner	Number of shares of common stock beneficially owned		Percentage of common stock beneficially owned
Greater than 5% Stockholders:
Lyle Hauser 1005 Kane Course, Suite 207 Bay Harbor, FL 33154	9,335,157	(1)	40.8%
The Vantage Group Ltd. 1005 Kane Course, Suite 207 Bay Harbor, FL 33154	2,000,000		8.7%
David Dorr 936 SW 1st Ave, Ste 1072 Miami, FL 33130	5,843,434	(3)	25.6%
Brian Dorr 936 SW 1st Ave, Ste 1072 Miami, FL 33130	5,843,434	(4)	25.6%
Advantage Life & Annuity SPC FBO ALIP 1704-1138 5304 18 Forum Lane Camana Bay Grand Cayman 9006	1,343,434		5.9%
Directors and Executive Officers:
J. Mark Goode	833,333	(5)	3.6%
Niquana Noel	11,250		*
All Directors and Officers as a Group (2 persons)	844,583		3.7%

*	Less than 1%.

(1)	Includes 2,000,000 shares owned by The Vantage Group Ltd. (“Vantage”), an entity owned by Mr. Hauser.

(2)	Mr. Dorr’s beneficial ownership includes 1,343,434 shares held by Advantage Life & Annuity SPC fbo ALIP 1704-1138 9 (“Advantage Life”). Brian Dorr and David Dorr are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life and has investment discretion over the account that holds the shares of the Company.
(3)	Mr. Dorr’s beneficial ownership includes 1,343,434 shares held by Advantage Life. Brian Dorr and David Dorr are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life and has investment discretion over the account that holds the shares of the Company.
(4)	Includes 333,333 shares owned by JMG Horseshoe LLC. Mr. Goode is the managing member of JMG Horseshoe, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the year ended December 31, 2017, the Company entered into unsecured 7% promissory notes totaling $215,500 with Lyle Hauser and The Vantage Group Ltd. (“Vantage”), an entity owned by Mr. Hauser, who is the Company’s largest stockholder. During the first quarter of 2018, the Company entered into five additional notes totaling $41,000 with an interest rate of 7% with Mr. Hauser or Vantage. The notes had maturity dates of four to 12 months from issuance.

On April 3, 2018, the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged outstanding promissory notes of the Company in the aggregate principal amount of $518,225 (including accrued interest) held by Vantage for a new convertible promissory note of the Company in the principal amount of $518,225. The convertible note bore interest at the rate of 7% per year and was convertible into shares of common stock of the Company at a conversion price of $0.027.

Vantage sold a portion of its newly issued convertible note to David Dorr, and a portion of its newly issued convertible note to Brian Dorr. Mr. Brian Dorr and Mr. David Dorr are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life and has investment discretion over the account that holds the shares of the Company held by Advantage Life. On April 6, 2018, the Company issued 4,500,000 shares of common stock to David Dorr, and 4,500,000 shares of common stock to Brian Dorr, upon the conversion of convertible notes held by each in the amount of $121,500.

On April 3, 2018, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged outstanding promissory notes of the Company in the aggregate principal amount of $68,969 (including accrued interest) held by Mr. Hauser for a new convertible promissory note of the Company in the principal amount of $68,969. The convertible note bore interest at the rate of 7% per year and was convertible into shares of common stock of the Company at a conversion price of $0.0005. This note matured in October 2018 and was subsequently exchanged for a new note, as discussed below.

On April 3, 2018, the Company issued an aggregate of 9,300,000 shares of common stock to Vantage and Mr. Hauser upon the conversion of (i) $241,650 of Vantage’s convertible note and (ii) 7,000 shares of Series C Preferred Stock. In connection with the conversion, Vantage waived any dividends owed to Vantage as the holder of the Series C Preferred Stock.

During the year ended December 31, 2018 the Company repaid $16,715 of the convertible note.

On July 23, 2018, Niquana Noel, the Company’s chief operating officer, waived all compensation owed to her as of such date.

On August 7, 2018, Lyle Hauser waived accrued and unpaid interest on convertible debentures owed to him by the Company, in the amount of $19,999.

On August 15, 2018, the Company entered into a subscription agreement with JMG Horseshoe, LLC (“JMG”), pursuant to which the Company sold to JMG 333,333 shares of common stock for a purchase price of $333,333. The managing member of JMG is J. Mark Goode, who is the Company’s chief executive officer.

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,384 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,384. The new note had an original maturity date of March 31, 2019, which has been extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which has been extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity.

On February 28, 2019, the Company issued and sold an original issue discount promissory note, in the principal amount of $110,000, for a purchase price of $100,000, to Lyle Hauser. The note had an original maturity date of March 31, 2019, which has been extended to June 30, 2019, and does not bear interest prior to maturity. Subsequent to maturity, the note bears interest at the rate of 9% per year.

Michael Delin, a former director of the Company, provided accounting services to the Company through an entity he owns. During the year ended December 31, 2017, we paid Mr. Delin $9,500 for such services. Mr. Delin resigned as a director of the Company on May 21, 2018.

Director Independence

Currently, none of our directors qualify as independent directors under listing standards of The NASDAQ Capital Market and Rule 10A-3 and Rule 10C-1 of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2018 and 2017.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2018 - Liggett & Webb	$15,000	$-	$-	$-
2018 - MaloneBailey, LLP	$31,200	$-	$-	$-
2017- MaloneBailey, LLP	$20,000	$-	$-	$-

Audit fees. Audit fees represent fees for professional services performed by MaloneBailey, LLP or Liggett & Webb, P.A., as applicable, for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees. Audit-related fees represent fees for assurance and related services performed that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. MaloneBailey, LLP and Liggett & Webb, P.A. did not perform any tax compliance services for us during the years ended December 31, 2018 or 2017.

All other fees. MaloneBailey, LLP and Liggett & Webb, P.A., did not receive any other fees from us for the years ended December 31, 2018 or 2017.

PART IV

Item 15. Exhibits.

Exhibit No.	Description

2.1	Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant’s name to OmniMed International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant’s name to MedeFile International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporated by referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to 8-K filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to 8-K filed October 9, 2012)

3.12	Certificate of Amendment to Articles of Incorporation filed December 19, 2015 (incorporated by reference to 8-K filed December 26, 2013)

3.12	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed February 17, 2015)

3.13	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed July 13, 2015)

3.14	Certificate of Designation of Series C Preferred Stock (incorporated by reference to 8-K filed October 4, 2017)

3.15	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed October 27, 2017)

3.16	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2018)

10.1	Asset Purchase Agreement, dated September 29, 2017 (incorporated by reference to 8-K filed on October 4, 2017)

10.2	Exchange Agreement between the Company and Lyle Hauser (incorporated by reference to 8-K filed on April 3, 2018)

10.3	Original Issue Discount Promissory Note (incorporated by reference to 8-K filed March 7, 2019)

10.3	Exchange Agreement, dated January 14, 2019, between the Company and Lyle Hauser (incorporated by reference to 8-K filed January 14, 2019)

10.4	Hash Labs Inc. 2019 Equity Incentive Plan (incorporated by reference to 8-K filed February 4, 2019)

10.5	Exchange Agreement, dated January 14, 2019, between the Company and The Vantage Group Ltd. (incorporated by reference to 8-K filed January 14, 2019)

10.6	Software License Agreement, dated December 19, 2018, between the Company and Swirlds, Inc. (incorporated by reference to 8-K filed December 21, 2018)

10.7	Software Order Form between the Company and Swirlds, Inc. (incorporated by reference to 8-K filed December 21, 2018)

10.8	Master Services Agreement, dated October 17, 2018, among the Company, CXAU Corp., and Dillon Gage Incorporated (incorporated by reference to 8-K filed October 23, 2018)

10.9	Form of Subscription Agreement (incorporated by reference to 8-K filed August 22, 2018)

10.10	Form of Subscription Agreement (incorporated by reference to 8-K filed June 29, 2018)

10.11	Employment Agreement, dated May 17, 2018, between the Company and J. Mark Goode (incorporated by reference to 8-K filed May 23, 2018)

10.12	Amendment No. 1 to Promissory Notes between the Company and Lyle Hauser

10.13	Amendment No. 1 to Promissory Notes between the Company and The Vantage Group Ltd.

14	Code of Ethics

16.1	Letter from RBSM LLP (incorporated by reference to 8-K filed March 21, 2016)

16.2	Letter from MaloneBailey, LLP (incorporated by reference to 8-K filed January 23, 2019)

21	Subsidiaries (incorporated by reference to S-1/A filed December 31, 2018)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HASH LABS INC.
Date: April 11, 2019
	By:	/s/ J. Mark Goode
J. Mark Goode
President and Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. Mark Goode	President, Chief Executive Officer and Director	April 11, 2019
J. Mark Goode	(Principal executive, financial and accounting officer)

/s/ Niquana Noel	Director	April 11, 2019
Niquana Noel