Form 10-Q
period 2019-03-31
Hash Labs Inc.
filed 2019-05-17
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 033-25126-D

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Securities registered under Section 12(b) of the Exchange Act: (None.)

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 23,098,246 shares of common stock are issued and outstanding as of May 16, 2019.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Hash Labs Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$5,611	$223,576
Total current assets	5,611	223,576

Equipment, net	9,216	9,715
Dino Might program	1,979	1,979
Total assets	$16,806	$235,270

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$611,054	$223,067
Bank overdraft	4,993	-
Due to related party	3,000	-
Deferred compensation	1,861,178	300,995
Note payable - related party	298,163	100,000
Convertible debenture, net - related party	-	85,829
Total current liabilities	2,778,388	709,891

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock, $.0001 par value: 10,000,000 authorized, 0 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 authorized, 0 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 22,858,246 and 22,848,246 shares issued and outstanding on March 31, 2019 and December 31, 2018, respectively	2,286	2,285
Additional paid-in capital	33,848,525	33,798,526
Accumulated deficit	(36,612,393)	(34,275,432)
Total stockholders’ deficit	(2,761,582)	(474,621)
Total liabilities and stockholders’ deficit	$16,806	$235,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue	$-	$6,899

Operating expenses
Selling, general and administrative expenses	1,818,887	90,187
Development expense	506,669	-
Total operating expenses	2,325,556	90,187

Loss from operations	(2,325,556)	(83,288)

Other expenses
Interest expense	(11,405)	(10,108)
Change in fair value of derivative liabilities	-	(7,527)
Total other expenses	(11,405)	(17,635)

Net loss	$(2,336,961)	$(100,923)

Net loss per common share: basic and diluted	$(0.10)	$(0.67)

Weighted average common shares outstanding: basic and diluted	22,853,468	151,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	(2,336,961)	(100,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,560,183	-
Amortization expense of debt discount	10,000	-
Depreciation	499	-
Change in derivative liability - convertible debentures	-	7,527
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	390,321	38,109
Net cash used in operating activities	(375,958)	(55,287)

Cash flow from financing activities
Bank overdraft	4,993	(1,145)
Repayments on notes payable - related party	-	56,025
Proceeds from notes payable - related party	100,000	-
Proceeds from related party	3,000	-
Proceeds from issuance of common stock	50,000	-
Net cash provided by financing activities	157,993	54,880

Net increase (decrease) in cash and cash equivalents	(217,965)	(407)
Cash and cash equivalents at beginning of period	223,576	730
Cash and cash equivalents at end of period	$5,611	$323

Supplemental disclosure of cash flow information:
Cash paid for interest	$961	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Convertible debentures related party to non convertible	$88,164	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and 2018

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2017	7,000	1	151,277	$15	$29,328,064	$(30,251,465)	$(923,385)
Net loss	-	-	-	-	-	(100,923)	(100,923)
Balance March 31, 2018 (Unaudited)	7,000	$1	151,277	$15	$29,328,064	$(30,352,388)	$(1,024,308)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(34,275,432)	$(474,621)
Sale of common stock	-	-	10,000	1	49,999	-	50,000
Net loss	-	-	-	-	-	(2,336,961)	(2,336,961)
Balance March 31, 2019 (Unaudited)	-	$-	22,858,246	$2,286	$33,848,525	$(36,612,393)	$(2,761,582)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2019

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hash Labs Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 11, 2019. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2019, and the results of operations and cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principle of Consolidation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiary, Coro Corp., which was organized in the State of Nevada on September 14, 2018.

All significant intercompany accounts and transactions have been eliminated in consolidation.

 Nature of Business Operations

Hash Labs Inc. is a Nevada corporation that was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. The Company is focused on dynamic global growth opportunities in the financial technology, or Fintech industry. The Company is developing products and technology solutions for global payments and the financial industry.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company has reported a net loss of $2,336,961 for the three months ended March 31, 2019 and has negative working capital of $2,772,777 as of March 31, 2019.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The operating losses and working capital deficit raise substantial doubt about the Company’s ability to continue as a going concern.

We will need to raise additional capital in order to continue operations. The Company’s ability to obtain additional financing may be affected by the success of its growth strategy and its future performance, each of which is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control. Additional capital may not be available on acceptable terms, or at all. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs for the three months ended March 31, 2019 and 2018.

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

Depreciation/
Amortization
Asset Category	Period
Computer equipment	5 Years

Computer and equipment costs consisted of the following:

	March 31, 2019	December 31, 2018

Computer equipment	$9,964	$9,964
Accumulated depreciation	(748)	(249)
Balance	$9,216	$9,715

Depreciation expense was $499 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Revenue Recognition

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The option of this ASU did not have a material impact on our results of operations, cash flows or financial condition.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 and 5,741 common shares, respectively were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2019 and 2018.

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

Reclassifications

Certain 2018 balances have been reclassified in the 2019 financial statement presentation. The reclassification of accrued interest did not have any effect on the financial statements.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. DEFERRED STOCK-BASED COMPENSATION - RELATED PARTY

On May 18, 2018, the Company appointed J. Mark Goode as the new President and Chief Executive Officer of the Company, effective May 18. 2018. He was also appointed a member and Chairman of the Board of Directors of the Company.

The Company entered into an employment agreement on May 18, 2018 with Mr. Goode, which provides for an annual salary and certain other benefits. Pursuant to the employment agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and is subject to increases as set from time to time by the Board. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). After one year of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company will issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of March 31, 2019 and December 31, 2018 the Company accrued $1,861,178 and $300,995, respectively in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period. During the three months March 31, 2019 the Company recorded and expensed $1,560,183 for these awards.

3. NOTES PAYABLE – RELATED PARTY

On July 15, 2016, the Company entered into an unsecured 7% promissory note with a significant shareholder in the amount of $100,000. The note had a one-year term. On April 9, 2019, the maturity date of the note was extended to June 30. 2019.

The changes in this note payable to related party are reflected in the following at March 31, 2019 and December 31, 2018:

	At March 31, 2019	At December 31, 2018
Notes payable	$100,000	$100,000
Accrued interest	$19,438	$17,688

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,384 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,384. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Mr. Hauser is the Company’s largest stockholder. Accrued interest at March 31, 2019 amounted to $1,040.

On January 14, 2019 the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”). Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Vantage is owned by Lyle Hauser. Accrued interest at March 31, 2019 amounted to $263.

On February 28, 2019, the Company executed a $110,000 related party promissory note with Lyle Hauser with an original issue discount of $10,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which has been extended to June 30, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full.

The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of March 31, 2019, the Dino Might asset balance was $1,979.

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

5. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock on September 29, 2017. All outstanding shares of Series C Preferred Stock were converted to common stock in April 2018. No shares of Series C Preferred Stock are outstanding as of March 31, 2019 and December 31, 2018, and no such shares may be re-issued.

During the three months ended March 31, 2019 the Company sold a total of 10,000 shares of common stock for $50,000 ($5.00 per share).

6. COMMITMENTS AND CONTINGENCIES

From June 29, 2018 to September 11, 2018, the Company entered into a series of statement of work agreements with Best Innovation Group, Inc. (“BIG”) to provide consulting services to the Company. The statement of work agreements were entered into in connection with a professional services agreement the Company entered into with BIG dated May 1, 2018, under which all services performed by BIG are to be documented in a statement of work agreement. The Company agreed to reimburse BIG at a rate of $200 per hour. Under a statement of work agreement executed on July 26, 2018, the total estimated cost to the Company for services to be performed by BIG is $716,272 of which $238,757 was due on the date of the agreement and $238,757 was due on November 15, 2018 and the remaining amount will be due upon completion which was initially estimated to be March 1, 2019. On September 11, 2018, the Company entered into a statement of work agreement with BIG, under which BIG was engaged to provide SOC 2 gap remediation and audit services. Under this statement of work agreement, $70,000 was due upon execution of the agreement, and $90,000 was expected to be due from December 1, 2018 through March 1, 2019.

On August 3, 2018 the Company entered into a master services agreement with REQ a Washington, DC-based creative and digital marketing agency, pursuant to which the Company engaged REQ to develop a branding and digital marketing strategy for the Company’s intended digital gold project. During the third quarter of 2018, the Company collaborated with REQ to create Coro as the new brand for its intended digital gold technology platform and mobile application. REQ is supporting the Company with the creative design, website development, video production, marketing, public relations and advertising strategy related to the launch of its intended Coro digital gold transaction platform.  REQ receives monthly payments which will total $230,500 for services performed for 12 months of services, leading up to the launch of the intended Coro mobile application.

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform. The term on of the agreement is one year and the Company is obligated to a first year licensing fee of $225,000 for 15 nodes payable on February 28, 2019 and additional nodes at $3,000 per node. In addition the Company is required to pay a 10% transaction fee for account holders on the Swirlds Customer Network. The agreement automatically renews for an additional one year and the fees may not increase more than 1%.

7. RELATED PARTY

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,384 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,384. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Mr. Hauser is the Company’s largest stockholder. Accrued interest at March 31, 2019 amounted to $1,040.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Vantage is owned by Lyle Hauser. Accrued interest at March 31, 2019 amounted to $263.

On February 28, 2019, the Company executed a $110,000 related party promissory note with Lyle Hauser with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which has been extended to June 30, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full.

8. SUBSEQUENT EVENTS

On April 9, 2019, the maturity date of a promissory note held by Lyle Hauser (the Company’s largest stockholder) originally due on February 29, 2019 was extended to June 30, 2019.

On April 9, 2019, the maturity date of a $17,780 promissory note held by Vantage (owned by Lyle Hauser) that was in default, was extended to June 30, 2019.

On April 9, 2019, the maturity date of a $100,000 promissory note held by Vantage that was in default was extended to June 30, 2019.

On April 12, 2019, the Company entered into and closed a subscription agreement with Vantage pursuant to which the Company sold to Vantage 10,000 shares of common stock for a purchase price of $50,000.

On April 12, 2019, the Company entered into an exchange agreement with Vantage pursuant to which Vantage exchanged a portion of an outstanding promissory note of the Company held by Vantage, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company

On April 24, 2019, the Company entered into a subscription agreement with Advantage Life and Annuity Company, for the benefit of ALIP 1704-1138 SP (“Advantage Life”), pursuant to which Advantage Life purchased from the Company 200,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000. The closing of the sale of the shares under the subscription agreement occurred on April 30, 2019. Advantage Life is an existing shareholder of the Company. Brian Dorr and David Dorr, who are principal shareholders of the Company, are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life.

On May 3, 2019, the Company issued 20,000 shares of common stock valued at $100,000 ($5.00 per share) fair market value, pursuant to an investor relations agreement, and agreed to pay $2,500 per months for a variety of services, including investor and public relations assessment, marketing surveys, investor support, and strategic business planning. The agreement is for six months and may renew for an additional 6 months on the same terms unless either party notifies the other prior to the renewal date.

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

Following close scrutiny of emerging business opportunities, coupled with evaluation of market trends, the Company narrowed its focus to financial technology, or Fintech, with an emphasis on emerging distributed ledger technology, or (“DLT”). Effective March 2, 2018, the Company changed its name to Hash Labs Inc.

The Company is developing products and technology solutions for global payments and the financial industry. Our first product provides cloud-based hosting on our private permissioned distributed network and is the first of its kind. The Hash Labs distributed ledger network, or DLT, provides an ultra fast and highly secure DLT network solution for commercial users. In this regard, developers of distributed applications (“DApps”), will be able to run their transactions and back-end code on the private Hash Labs DLT node network. The number of new DApp products under development around the world is growing exponentially. Following 10 months of development and extensive testing, the Hash Labs DLT node network is performing at speeds approaching 500,000 transactions per second.

We are currently offering this product to and are in discussions with prospective customers with respect to this product, but have not completed any contract or license agreement for sales of this product to date.

The Company has already completed its independent information security audit and has received its SOC 2 certification. The SOC 2 certification provides our DLT network customers the added level of security that many require as regulated financial institutions or as regulated entities in other industries.

Our second planned product is branded Coro. Coro will be a product to more securely transmit money electronically and as such Coro Corp., a wholly owned subsidiary of Hash Labs Inc, and the operator of the Coro product, will operate pursuant to both Federal and State money transmission regulations. Coro Corp. has already obtained its money service business registration from FinCEN and is in the process of obtaining its money transmission license throughout the US. Coro Corp. intends to pursue licensure in all U.S. States, the District of Colombia and the territory of Puerto Rico. Following nationwide licensure in the US, the Company plans to pursue money transmission licenses in foreign countries such as Mexico and Canada. We anticipate that unique to Coro will be its ability to send and receive U.S. dollars (USD) and gold (XAU) between users. Coro will also provide the ability to freely convert between the two currencies similar to the way that one might exchange U.S. dollars (USD) for Euros (EUR).

Many think of gold as an investment but it is first and foremost an international currency. Until 1971, US dollars could be freely exchanged for gold. The United States Federal Reserve, the Bank of Japan, the Swiss National Bank, the IMF, and BIS, among others, all recognize gold as a currency. Gold is also recognized by the International Organization for Standardization as a currency under ISO 4217 with the designated currency code XAU where 1 XAU is equal to 1 troy ounce of gold. In 2011 Utah passed the Utah Legal Tender Act recognizing gold as legal tender. Wyoming and Oklahoma have also reaffirmed gold as money and there are proposed bills in the legislature of many other states to do the same. There are many companies marketing products and services involving gold as an investment. Through Coro Corp., we will operate as a money transmitter and intend to transmit gold as money and will not market or sell investments in gold. We anticipate completing development and testing of the Coro digital payment platform in July 2019. The Coro platform includes a highly advanced and customized compliance solution supporting (AML/KYC) customer onboarding and ongoing transaction monitoring.

We are currently evaluating, in consultation with legal counsel, the applicability of federal securities laws to our planned Coro platform. Our launch of Coro will be subject to our determination, in consultation with legal counsel, that such launch will be in compliance with federal securities law. Subject to such determination, the Company anticipates a commercial launch of the Coro digital payment platform and compliance solution during Q3 of 2019.

Results of Operations for the three months ended March 31, 2019 and 2018

Revenues

Revenues for the three months ended March 31, 2019 totaled $0 compared to revenues of $6,899 during the three months ended March 31, 2018. The decrease of $6,899 is related to the Company’s shift in business. We previously generated revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2019 totaled $1,818,887, an increase of $1,728,700 or approximately 1917% compared to selling, general and administrative expenses of $90,187 for the three months ended March 31, 2018. During the three months ended March 31, 2019 legal expense, consulting fees and compensation to our Chief Executive Officer increased significantly.

Development Expense

Development expenses for the three months ended March 31, 2019 totaled $506,669 compared to $0 for the three months ended March 31, 2018. During the year ended December 31, 2018, the Company began the development of the Coro gold-back digital asset platform.

Interest Expense

Interest expense on debentures for the three months ended March 31, 2019 and 2018, was $11,405 and $10,108, respectively.

Other Expense

Loss on change in fair value of derivative liabilities for the three months ended March 31, 2019 and 2018 was $0 and $7,527 respectively.

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2019 was ($2,336,961) or ($0.10) per share, an increase of $2,236,038 or 2,216%, compared to net loss of ($100,923), or ($0.67) per share, during the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $5,611, which compared to cash of $223,576 as of December 31, 2018. Net cash used in operating activities for the three months ended March 31, 2019 was $375,958. Our current liabilities as of March 31, 2019 of $2,778,388 consisted of: $611,054 for accounts payable and accrued liabilities, deferred compensation of $1,861,178, note payable – related party of $298,163. During the three months ended March 31, 2019 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 10,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $50,000. A related party advanced the Company $3,000 and the Company executed a $110,000 related party promissory note with Lyle Hauser with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which has been extended to June 30, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Hash Labs Inc.

Date: May 17, 2019	By:	/s/ J. Mark Goode
J. Mark Goode
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)