Form 10-Q
period 2019-06-30
Hash Labs Inc.
filed 2019-08-14
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Securities registered pursuant to Section 12(b): None.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ Emerging growth company ☐	Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 23,928,246 shares of common stock are issued and outstanding as of August 14, 2019.

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Hash Labs Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$462,380	$223,576
Prepaid expenses	67,778	-
Total current assets	530,158	223,576

Equipment, net	8,718	9,715
Dino Might program	1,979	1,979
Total assets	$540,855	$235,270

Liabilities and Stockholders’ Equity / (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$310,492	$223,067
Deferred compensation	-	300,995
Note payable - related party	198,162	100,000
Convertible debenture, net- related party	-	85,829
Total current liabilities	508,654	709,891

Commitments and Contingencies (Note 6)	-	-

Stockholders’ equity / (deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized, 0 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 designated 0 and 0 shares issued and outstanding on June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 23,898,246 issued and 23,138,246 outstanding as of June 30, 2019 and 22,848,246 issued and outstanding as of December 31, 2018	2,315	2,285
Additional paid-in capital	37,557,004	33,798,526
Accumulated deficit	(37,527,118)	(34,275,432)
Total stockholders’ equity / (deficit)	32,201	(474,621)
Total liabilities and stockholders’ equity / (deficit)	$540,855	$235,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three months ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$-	$6,068	$-	$12,967

Operating expenses
Selling, general and administrative expenses	711,150	1,551,810	2,530,037	1,641,997
Development expense	200,005	-	706,674	-
Total operating expenses	911,155	1,551,810	3,236,711	1,641,997

Loss from operations	(911,155)	(1,545,742)	(3,236,711)	(1,629,030)

Other expenses
Interest expense	(3,570)	(512,044)	(14,975)	(522,152)
Change in fair value of derivative liabilities	-	1,439	-	(6,088)
Total other expenses	(3,570)	(510,605)	(14,975)	(528,240)

Net loss	$(914,725)	$(2,056,347)	$(3,251,686)	$(2,157,270)

Net loss per common share: basic and diluted	$(0.04)	$(0.11)	$(0.14)	$(0.24)

Weighted average common shares outstanding: basic and diluted	23,030,627	17,941,942	22,942,537	9,095,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Preferred Series C		Common Stock		Additional
	Shares Outstanding	Par Amount	Shares Outstanding	Par Amount	Paid-in Capital	Accumulated Deficit	Total
Balance March 31, 2018 (Unaudited)	7,000	1	151,277	$15	$29,328,064	$(30,352,388)	$(1,024,308)
Forgiveness of accrued salary related party	-	-	-	-	239,000	-	239,000
Forgiveness of accrued interest related party	-	-	-	-	19,999	-	19,999
Extinguishment of derivative liability	-	-	-	-	25,494	-	25,494
Conversion of notes payable to common stock	-	-	17,950,000	1,795	482,855	-	484,650
Common stock issued for services	-	-	500,000	50	1,249,950	-	1,250,000
Beneficial conversion feature on debt	-	-	-		586,921	-	586,921
Conversion of notes payable and preferred stock to common stock	(7,000)	(1)	350,000	35	(34)	-	-
Sale of common stock	-	-	1,010,101	101	333,232	-	333,333
Net loss	-	-	-	-	-	(2,056,347)	(2,056,347)
Balance June 30, 2018 (Unaudited)	-	$-	19,961,378	$1,996	$32,265,481	$(32,408,735)	$(141,258)

	Preferred Series C		Common Stock		Additional
	Shares Outstanding	Par Amount	Shares Outstanding	Par Amount	Paid-in Capital	Accumulated Deficit	Total
Balance March 31, 2019 (Unaudited)	-	$-	22,858,246	$2,286	$33,848,525	$(36,612,393)	$(2,761,582)
Sale of common stock	-	-	260,000	26	1,299,974	-	1,300,000
Common stock issued for services	-	-	20,000	2	99,998	-	100,000
Common stock issued for the conversion of deferred compensation	-	-	-	-	2,162,408	-	2,162,408
Common stock issued for conversion of note payable	-	-	10,000	1	49,999	-	50,000
Amortization of stock compensation	-	-	-	-	96,100	-	96,100
Net loss	-	-	-	-	-	(914,725)	(914,725)
Balance June 30, 2019 (Unaudited)	-	$-	23,148,246	$2,315	$37,557,004	$(37,527,118)	$32,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2017 (Unaudited)	7,000	1	151,277	$15	$29,328,064	$(30,251,465)	$(923,385)
Forgiveness of accrued salary related party	-	-	-	-	239,000	-	239,000
Forgiveness of accrued interest related party	-	-	-	-	19,999	-	19,999
Extinguishment of derivative liability	-	-	-	-	25,494	-	25,494
Conversion of notes payable to common stock	-	-	17,950,000	1,795	482,855	-	484,650
Common stock issued for services	-	-	500,000	50	1,249,950	-	1,250,000
Beneficial conversion feature on debt	-	-	-	-	586,921	-	586,921
Conversion of notes payable and preferred stock to common stock	(7,000)	(1)	350,000	35	(34)	-	-
Sale of common stock			1,010,101	101	333,232	-	333,333
			-				-
Net loss	-	-	-	-	-	(2,157,270)	(2,187,270)
Balance June 30, 2018 (Unaudited)	-	$-	19,961,378	$1,996	$32,265,481	$(32,408,735)	$(141,258)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2018 (Unaudited)	-	$-	22,848,246	$2,285	$33,798,526	$(34,275,432)	$(474,621)
Sale of common stock	-	-	270,000	27	1,349,973	-	1,350,000
Common stock issued for services	-	-	20,000	2	99,998	-	100,000
Common stock issued for conversion of deferred compensation	-	-	-	-	2,162,408	-	2,162,408
Common stock issued for conversion of note payable	-	-	10,000	1	49,999	-	50,000
Amortization of stock compensation	-	-	-	-	96,100	-	96,100
Net loss	-	-	-	-	-	(3,251,686)	(3,251,686)
Balance June 30, 2019 (Unaudited)	-	$-	23,148,246	$2,315	$37,557,004	$(37,527,118)	$32,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(3,251,686)	$(2,157,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	96,100	1,407,820
Amortization expense of debt discount	9,921	509,307
Depreciation	997	-
Amortization of prepaid expenses stock compensation	32,222	-
Change in derivative liability - convertible debentures	1,861,413	6,088
Changes in operating assets and liabilities
Accounts receivable - merchant services reserve	-	(1,999)
Accounts payable and accrued liabilities	-	59,129
Accrued interest - convertible debenture	-	8,650
Accrued interest - notes payable	-	4,245
Accounts payable and accrued liabilities	89,837	-
Net cash used in operating activities	(1,161,196)	(164,030)

Cash flow from financing activities
Bank overdraft	-	(980)
Repayments on notes payable - related party	(50,000)	-
Proceeds from notes payable - related party	100,000	82,025
Proceeds from convertible note - related party	-	41,000
Proceeds from related party	3,000	-
Repayments to related party	(3,000)	-
Proceeds from issuance of common stock	1,350,000	333,333
Net cash provided by financing activities	1,400,000	455,378

Net increase in cash and cash equivalents	238,804	291,348
Cash and cash equivalents at beginning of period	223,576	730
Cash and cash equivalents at end of period	$462,380	$292,078

Supplemental disclosure of cash flow information:
Cash paid for interest	$-1	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Convertible debentures related party to non convertible	$88,241	$-
Reclassification of derivative liability to additional paid in capital	$2,162,408	$-
Common stock issued conversion for conversion of notes payable - related party	$50,000	$-
Common stock issued for prepaid consulting services	$100,000	$-
Debt discount due to beneficial conversion	$-	$586,921
Common stock issued from conversion of preferred stock	$-	$1
Common stock issued from conversion of debt and accrued interest	$-	$484,650
Forgiveness of accrued salary related-party	$-	$239,000
Forgiveness of accrued interest related-party	$-	$19,999
Extinguishment of derivative associated with related party note	$-	$25,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2019

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hash Labs Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 11, 2019. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2019, and the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018. The results of operations for the six months ended Jun 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principle of Consolidation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiary, Coro Corp., which was organized in the State of Nevada on September 14, 2018.

All significant intercompany accounts and transactions have been eliminated in consolidation.

 Nature of Business Operations

Hash Labs Inc. is a Nevada corporation that was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. On September 14, 2018 the Company formed a wholly owned subsidiary Coro Corp. The Company is focused on dynamic global growth opportunities in the financial technology, or Fintech industry. The Company is developing products and technology solutions for global payments and the financial industry.

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company reported a net loss of $3,251,686 for the six months ended June 30, 2019.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs for the three and six months ended June 30, 2019 and 2018.

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

Depreciation/
Amortization
Asset Category	Period
Computer equipment	5 Years

Computer and equipment costs consisted of the following:

	June 30, 2019	December 31, 2018

Computer equipment	$9,964	$9,964
Accumulated depreciation	(748)	(249)
Balance	$8,718	$9,715

Depreciation expense was $499, and $0 for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense was $997, and $0 for the six months ended June 30, 2019 and 2018, respectively.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 and 299,815 common shares, respectively were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the six months ended June 30, 2019 and 2018.

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

Reclassifications

Certain 2018 balances have been reclassified in the 2019 financial statement presentation. The reclassification of accrued interest and cash overdrafts did not have any effect on the financial statements.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

2. DEFERRED STOCK-BASED COMPENSATION - RELATED PARTY

Effective May 18, 2018, the Company appointed J. Mark Goode as the new President and Chief Executive Officer of the Company. He was also appointed a member and Chairman of the Board of Directors of the Company.

The Company entered into an employment agreement on May 18, 2018 with Mr. Goode, which provides for an annual salary and certain other benefits. Pursuant to the employment agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and is subject to increases as set from time to time by the Board. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). Pursuant to the initial terms of the employment agreement, after one year of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of December 31, 2018 the Company accrued $300,995 in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.

On May 31, 2019, the Company entered into amendment no. 1 to the Company’s employment agreement with Mr. Goode. Pursuant to the amendment, the Company’s obligation to issue additional shares of common stock as compensation to Mr. Goode was amended, such that, the Company issued to Mr. Goode and his designee 750,000 shares of common stock upon execution of the amendment, and the Company will have no further obligation to issue to Mr. Goode shares under the employment agreement. Mr. Goode will be required to return such 750,000 shares to the Company as follows:

●	Mr. Goode will return 500,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2020 (the second anniversary of the agreement); and

●	Mr. Goode will return 250,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2021 (the third anniversary of the agreement).

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $96,100 for the additional value of the common stock for the vesting of the award. As of June 30, 2019 the unvested amount of the awards was $1,302,572.

3. NOTES PAYABLE – RELATED PARTY

On July 15, 2016, the Company entered into an unsecured 7% promissory note with a significant shareholder in the amount of $100,000. The note had a one-year term. On April 9, 2019, the maturity date of the note was extended to June 30, 2019.  On April 12, 2019, the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”), which held the note, pursuant to which Vantage exchanged a portion of this note, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company. The Company repaid the remaining balance of $50,000.

The changes in this note payable to related party are reflected in the following at June 30, 2019 and December 31, 2018:

	At June 30, 2019	At December 31, 2018
Note Payable	$-	$100,000
Accrued interest	$19,438	$17,688

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Mr. Hauser is the Company’s largest stockholder. Accrued interest at June 30, 2019 amounted to $4,632. On July 3, 2019, the Company entered into an amendment to extend the maturity date of the note from June 30, 2019 to September 30, 2019.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bore interest at the rate of 7% per year, due upon maturity. Vantage is owned by Lyle Hauser. Accrued interest at June 30, 2019 amounted to $15. On July 3, 2019, the Company entered into an amendment to extend to the maturity date of the note from June 30, 2019 to September 30, 2019.

On February 28, 2019, the Company executed a $110,000 related party promissory note with Lyle Hauser with an original issue discount of $10,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which has been extended to June 30, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full. On July 3, 2019, the Company entered into an amendment to extend the maturity date of the note from June 30, 2019 to September 30, 2019.

The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of June 30, 2019, the Dino Might asset balance was $1,979.

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

5. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock on September 29, 2017. All outstanding shares of Series C Preferred Stock were converted to common stock in April 2018. No shares of Series C Preferred Stock are outstanding as of June 30, 2019 and December 31, 2018, and no such shares may be re-issued.

On April 12, 2019, the Company entered into an exchange agreement with Vantage pursuant to which Vantage exchanged a portion of an outstanding promissory note of the Company held by Vantage, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company.

During the six months ended June 30, 2019 the Company sold a total of 270,000 shares of common stock for $1,350,000 ($5.00 per share).

On May 3, 2019, the Company issued 20,000 shares of common stock valued at $100,000 ($5.00 per share) fair market value, pursuant to an investor relations agreement, and agreed to pay $2,500 per months for a variety of services, including investor and public relations assessment, marketing surveys, investor support, and strategic business planning. The agreement is for six months and may renew for an additional 6 months on the same terms unless either party notifies the other of non-renewal prior to the renewal date.

On May 31, 2019, the Company entered into amendment no. 1 to the Company’s employment agreement with J. Mark Goode, the Company’s chief executive officer and director. Pursuant to the amendment, the Company’s obligation to issue additional shares of common stock as compensation to Mr. Goode was amended, such that, the Company issued to Mr. Goode and his designee 750,000 shares of common stock upon execution of the amendment, and the Company will have no further obligation to issue to Mr. Goode shares under the employment agreement. Mr. Goode will be required to return such 750,000 shares to the Company as follows:

●	Mr. Goode will return 500,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2020 (the second anniversary of the agreement); and

●	Mr. Goode will return 250,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2021 (the third anniversary of the agreement).

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $96,100 for the additional value of the common stock for the vesting of the award. As of June 30, 2019 the unvested amount of the awards was $1,302,572.

6. COMMITMENTS AND CONTINGENCIES

From June 29, 2018 to September 11, 2018, the Company entered into a series of statement of work agreements with Best Innovation Group, Inc. (“BIG”) to provide consulting services to the Company. The statement of work agreements were entered into in connection with a professional services agreement the Company entered into with BIG dated May 1, 2018, under which all services performed by BIG are to be documented in a statement of work agreement. The Company agreed to reimburse BIG at a rate of $200 per hour. Under a statement of work agreement executed on July 26, 2018, the total estimated cost to the Company for services to be performed by BIG is $716,272 of which $238,757 was due on the date of the agreement, $238,757 was due on November 15, 2018 and the remaining amount will be due upon completion which was initially estimated to be March 1, 2019. On September 11, 2018, the Company entered into a statement of work agreement with BIG, under which BIG was engaged to provide SOC 2 gap remediation and audit services. Under this statement of work agreement, $70,000 was due upon execution of the agreement, and $90,000 was due from December 1, 2018 through March 1, 2019.

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

7. RELATED PARTY

On July 15, 2016, the Company entered into an unsecured 7% promissory note with a significant shareholder in the amount of $100,000. The note had a one-year term. On April 9, 2019, the maturity date of the note was extended to June 30, 2019.  On April 12, 2019, the Company entered into an exchange agreement with Vantage (which held the note) pursuant to which Vantage exchanged a portion of this note, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company. The Company repaid the remaining balance of $50,000.

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,384 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,384. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Mr. Hauser is the Company’s largest stockholder. Accrued interest at June 30, 2019 amounted to $4,632. On July 3, 2019, the Company entered into an amendment to extend the maturity date of the note from June 30, 2019 to September 30, 2019.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which was extended to June 30, 2019, and bears interest at the rate of 7% per year, due upon maturity. Vantage is owned by Lyle Hauser. Accrued interest at June 30, 2019 amounted to $15. On July 3, 2019, the Company entered into an amendment to extend the maturity date of the note from June 30, 2019 to September 30, 2019.

On February 28, 2019, the Company executed a $110,000 related party promissory note with Lyle Hauser with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which was extended to June 30, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full. On July 3, 2019, the Company entered into an amendment to extend the maturity date of the note from June 30, 2019 to September 30, 2019.

8. SUBSEQUENT EVENTS

As of August 13, 2019, the Company issued and sold to an accredited investor 30,000 shares of common stock for a purchase price of $150,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hash Labs Inc., a Nevada corporation, is a technology company that is developing products and solutions for the banking and financial services sector, as well as a global money transmitter business. The Company’s planned products and solutions will operate on the world’s most advanced distributed ledger technology (or DLT).

We have developed or are developing the following initial planned products:

1.	Hash Labs DLT Cloud - Our private permissioned DLT network provides an ultra-fast and highly secure solution for commercial clients.

2.	Financial Crime Risk Management (FCRM) platform –We are developing our FCRM platform, an integrated AML/KYC onboarding and transaction monitoring solution. This platform will provide an affordable and fully integrated compliance solution for compliance departments that meet the rigorous demands of government regulators, while supporting customers. We anticipate launching our FCRM platform as a stand-alone product in 2020.

3.	Identity Management System (IMS) is a self-sovereign identity (SSI) management solution for businesses, institutions and governments. Our IMS will be the first tool to manage self-sovereign identities built on Hash Labs DLT Cloud. By using our IMS, our institutional customers will be able to provide their customers with a “portable” identity, by managing consent to access with other trusted parties.

4.	Coro - Coro is a global money transmitter that allows customers to send, receive, and exchange currencies. Coro’s technology facilitates money transmission and exchange with faster speeds, better security, and lower costs than existing options in the marketplace. At launch Coro will provide the ability to send, receive and exchange between U.S. dollars and gold. The exchange rate between U.S. dollars and gold is transparent and set by the London Bullion Market Association and the global banks that are market makers in foreign currency exchange. Coro is a money transmitter, facilitating money transmission and money exchange. Coro is not a market maker and will not market or sell investments in gold. Development of Coro’s technology is now 95% complete.

Hash Labs DLT Cloud, FCRM platform, and IMS are all elements of the core technology used within Coro. We anticipate that each part will be a valuable stand-alone solution with a robust prospective customer base in the financial institutions market. Coro will be marketed to consumers while the stand-alone software solutions will be marketed to both emerging fintech companies and more traditional financial institutions.

We have completed development of Hash Labs Cloud but we have not yet generated any revenues from this product or our other products, which are still in development. We anticipate launching Coro in the fourth quarter of 2019, subject to our determination, in consultation with legal counsel, that such launch will be in compliance with applicable securities laws. We anticipate launching FCRM and IMS as stand-alone products in 2020.

We have already completed our first cyber security audit and received our SOC 2 certification. The SOC 2 certification will give our cloud hosting customers the added level of trust and security they require as regulated financial institutions or as regulated entities in other financial service industries.

References in this report to “we,” “us,” the “Company” and “our” refer to Hash Labs Inc. together with its wholly-owned subsidiaries.

Results of Operations for the three months ended June 30, 2019 and 2018

Revenues

Revenues for the three months ended June 30, 2019 totaled $0 compared to revenues of $6,068 during the three months ended June 30, 2018. The decrease of $6,068 is related to the Company’s shift in business. We previously generated revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 totaled $711,150, a decrease of $840,660 or approximately 54% compared to selling, general and administrative expenses of $1,551,810 for the three months ended June 30, 2018. During the three months ended June 30, 2019 legal expense, consulting fees and compensation to our Chief Executive Officer increased significantly. During the three months ended June 30, 2019 the Company incurred stock compensation expense of $96,100 compared to $1,250,000 for the three months ended June 30, 2018 which was included in selling general and administrative expenses.

Development Expense

Development expenses for the three months ended June 30, 2019 totaled $200,005 compared to $0 for the three months ended June 30, 2018. During the year ended December 31, 2018, the Company began the development of Coro’s global money transmission business.

Interest Expense

Interest expense on debentures for the three months ended June 30, 2019 and 2018, was $3,570 and $512,044, respectively. Interest expense during the three months ended June 30, 2018 included the amortization of $509,307 of beneficial conversion on convertible loans.

Other Expense

Loss on change in fair value of derivative liabilities for the three months ended June 30, 2019 and 2018 was $0 and $1,439 respectively.

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2019 was ($914,725) or ($0.04) per share, a decrease of $1,141,622 or 55%, compared to net loss of ($2,056,347), or ($0.11) per share, during the three months ended June 30, 2018.

Results of Operations for the six months ended June 30, 2019 and 2018

Revenues

Revenues for the six months ended June 30, 2019 totaled $0 compared to revenues of $12,967 during the six months ended June 30, 2018. The decrease of $12,967 is related to the Company’s shift in business. We previously generated revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 totaled $2,530,037, an increase of $880,040 or approximately 54% compared to selling, general and administrative expenses of $1,641,997 for the six months ended June 30, 2018. During the six months ended June 30, 2019 legal expense, consulting fees and compensation to our Chief Executive Officer increased significantly. During the six months ended June 30, 2019 the Company incurred stock compensation expense and settlement of derivative liability of $96,100 and $1,861,413 compared to $1,407,820 and $6,088, respectively for the six months ended June 30, 2018 which was included in selling general and administrative expenses.

Development Expense

Development expenses for the six months ended June 30, 2019 totaled $704,674 compared to $0 for the six months ended June 30, 2018. During the year ended December 31, 2018, the Company began the development of Coro’s global money transmission business.

Interest Expense

Interest expense on debentures for the six months ended June 30, 2019 and 2018, was $14,975 and $522,152, respectively. Interest expense during the six months ended June 30, 2018 included the amortization of $509,307 of beneficial conversion of convertible loans.

Other Expense

Loss on change in fair value of derivative liabilities for the six months ended June 30, 2019 and 2018 was $0 and $6,088 respectively.

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2019 was ($3,251,686) or ($0.14) per share, a decrease of $1,094,406 or 51%, compared to net loss of ($2,157,270), or ($0.24) per share, during the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $462,380, which compared to cash of $223,576 as of December 31, 2018. Net cash used in operating activities for the six months ended June 30, 2019 was $1,161,196. Our current liabilities as of June 30, 2019 of $508,654 consisted of: $310,492 for accounts payable and accrued liabilities, and note payable – related party of $198,162. During the six months ended June 30, 2019 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 270,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $1,350,000. A related party advanced the Company $3,000 and was repaid $3,000. The Company executed a $110,000 related party promissory note with Lyle Hauser with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which has been extended to September 30, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full. The Company repaid $50,000 of a convertible loan to a related party and exchanged the remaining $50,000 into 10,000 shares of common stock valued at $50,000.

On May 31, 2019, the Company entered into amendment no. 1 to the Company’s employment agreement with J. Mark Goode, the Company’s chief executive officer and director. Pursuant to the amendment, the Company’s obligation to issue additional shares of common stock as compensation to Mr. Goode was amended, such that, the Company issued to Mr. Goode and his designee 750,000 shares of common stock upon execution of the amendment, and the Company will have no further obligation to issue to Mr. Goode shares under the employment agreement. Mr. Goode will be required to return such 750,000 shares to the Company as follows:

●	Mr. Goode will return 500,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2020 (the second anniversary of the agreement); and

●	Mr. Goode will return 250,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2021 (the third anniversary of the agreement).

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $96,100 for the additional value of the common stock for the vesting of the award. As of June 30, 2019 the unvested amount of the awards was $1,302,572.

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

As of June 5, 2019, the Company entered into and closed a subscription agreement with an accredited investor pursuant to which the Company sold to the investor 50,000 shares of common stock for a purchase price of $250,000.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2019, the Company issued 20,000 shares of common stock pursuant to an investor relations agreement. In connection with the foregoing, the Company relied upon the exemption from registration provide by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

Hash Labs Inc.

Date: August 14, 2019	By:	/s/ J. Mark Goode
J. Mark Goode
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)