Form 10-Q
period 2019-09-30
Hash Labs Inc.
filed 2019-11-15
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 033-25126-D

Hash Labs Inc.
(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street	33130
Miami, FL	(zip code)
(Address of principal executive offices)

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 24,102,746 shares of common stock, par value $0.0001, are issued and outstanding as of November 14, 2019.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Hash Labs Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash	$153,544	$223,576
Prepaid expenses	16,667	-
Total current assets	170,211	223,576

Equipment, net	8,817	9,715
Dino Might program	1,979	1,979
Total assets	$181,007	$235,270

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$220,603	$223,067
Deferred compensation	-	300,995
Note payable - related party	198,162	100,000
Convertible debenture, net - related party	-	85,829
Total current liabilities	418,765	709,891

Commitments and Contingencies (Note 6)	-	-

Stockholders’ deficit
Preferred stock, $.0001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 shares designated 0 shares issued and outstanding on September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $.0001 par value: 700,000,000 shares authorized; 23,948,246 issued and 23,198,246 outstanding as of September 30, 2019 and 22,848,246 issued and outstanding as of December 31, 2018	2,320	2,285
Additional paid-in capital	38,102,451	33,798,526
Accumulated deficit	(38,342,529)	(34,275,432)
Total stockholders’ deficit	(237,758)	(474,621)
Total liabilities and stockholders’ deficit	$181,007	$235,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three months ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$-	$14	$-	$12,981

Operating expenses
Selling, general and administrative expenses	629,154	845,462	3,159,191	2,487,459
Development expense	184,021	423,317	890,695	423,317
Total operating expenses	813,175	1,268,779	4,049,886	2,910,776

Loss from operations	(813,175)	(1,268,765)	(4,049,886)	(2,897,795)

Other expenses
Interest expense	(2,236)	(97,110)	(17,211)	(619,262)
Change in fair value of derivative liabilities	-	-	-	(6,088)
Total other expenses	(2,236)	(97,110)	(17,211)	(625,350)

Net loss	$(815,411)	$(1,365,875)	$(4,067,097)	$(3,523,145)

Net loss per common share: basic and diluted	$(0.04)	$(0.06)	$(0.18)	$(0.26)

Weighted average common shares outstanding: basic and diluted	23,147,286	22,145,831	23,019,748	13,522,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance June 30, 2018	-	$-	19,961,378	$1,996	$32,265,481	$(32,408,735)	$(141,258)
Sale of common stock	-	-	2,886,868	289	1,533,045	-	1,533,334
Net loss	-	-	-	-	-	(1,365,875)	(1,365,875)
Balance September 30, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(33,774,610)	$26,201

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance June 30, 2019	-	$-	23,148,246	$2,315	$37,557,004	$(37,527,118)	$32,201
Sale of common stock	-	-	50,000	5	249,995	-	250,000
Amortization of stock compensation	-	-	-	-	295,452	-	295,452
Net loss	-	-	-	-	-	(815,411)	(815,411)
Balance September 30, 2019	-	$-	23,198,246	$2,320	$38,102,451	$(38,342,529)	$(237,758)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2017	7,000	$1	151,277	$15	$29,328,064	$(30,251,465)	$(923,385)
Forgiveness of accrued salary related party	-	-	-	-	239,000	-	239,000
Forgiveness of accrued interest related party	-	-	-	-	19,999	-	19,999
Extinguishment of derivative liability	-	-	-	-	25,494	-	25,494
Conversion of notes payable to common stock	-	-	17,950,000	1,795	482,855	-	484,650
Common stock issued for services	-	-	500,000	50	1,249,950	-	1,250,000
Beneficial conversion feature on debt	-	-	-		586,921	-	586,921
Conversion of notes payable and preferred stock to common stock	(7,000)	(1)	350,000	35	(34)	-	-
Sale of common stock	-	-	3,896,969	390	1,866,277	-	1,866,667
Net loss	-	-	-	-	-	(3,523,145)	(3,523,145)
Balance September 30, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(33,774,610)	$26,201

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(34,275,432)	$(474,621)
Sale of common stock	-	-	320,000	32	1,599,968	-	1,600,000
Common stock issued for services	-	-	20,000	2	99,998	-	100,000
Common stock issued for conversion of deferred compensation					2,162,408	-	2,162,408
Common stock issued for conversion of note payable	-	-	10,000	1	49,999	-	50,000
Amortization of stock compensation	-	-	-	-	391,552	-	391,552
Net loss	-	-	-	-	-	(4,067,097)	(4,067,097)
Balance September 30, 2019	-	$-	23,198,246	$2,320	$38,102,451	$(38,342,529)	$(237,758)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(4,067,097)	$(3,523,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2,252,965	1,996,137
Amortization expense of debt discount	9,921	586,166
Reserve for bad debts	-	3,412
Depreciation	1,486	-
Amortization of prepaid expenses stock compensation	83,333
Change in derivative liability - convertible debentures	-	6,088
Changes in operating assets and liabilities
Merchant services reserve	-	(1,987)
Prepaid expenses	-	(38,659)
Accounts payable and accrued liabilities	-	70,289
Accrued interest - convertible debenture	-	9,984
Accrued interest - notes payable	-	6,267
Accounts payable and accrued liabilities	(42)	-
Net cash used in operating activities	(1,719,434)	(885,448)

Cash flows from investing activities
Purchase of computer software	(588)	-
Net cash used in investing activities	(588)	-

Cash flow from financing activities
Bank overdraft	-	(198)
Repayments on notes payable - related party	(50,000)	-
Proceeds from notes payable - related party	100,000	82,025
Proceeds from convertible note - related party	-	41,000
Proceeds from related party	3,000	-
Repayments to related party	(3,000)	(103,389)
Proceeds from issuance of common stock	1,600,000	1,866,667
Net cash provided by financing activities	1,650,000	1,886,105

Net increase in cash and cash equivalents	(70,022)	1,000,657
Cash and cash equivalents at beginning of period	223,576	730
Cash and cash equivalents at end of period	$153,554	$1,001,387

Supplemental disclosure of cash flow information:
Cash paid for interest	$961	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Convertible debentures related party to non convertible	$88,241	$-
Reclassification of derivative liability to additional paid in capital	$2,162,408	$-
Common stock issued conversion for conversion of notes payable - related party	$50,000	$-
Common stock issued for prepaid consulting services	$100,000	$-
Debt discount due to beneficial conversion	$-	$586,921
Common stock issued from conversion of preferred stock	$-	$1
Common stock issued from conversion of debt and accrued interest	$-	$484,560
Forgiveness of accrued salary related-party	$-	$239,000
Forgiveness of accrued interest related-party	$-	$19,999
Extinguishment of derivative associated with related party note	$-	$25,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Hash Labs Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

For The Three and Nine Months Ended September 30, 2019

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Hash Labs Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on April 11, 2019. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2019, and the results of operations and cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying financial statements have been prepared contemplating a continuation of the Company as a going concern. The Company reported a net loss of $4,067,097 for the nine months ended September 30, 2019.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred no advertising costs for the three and nine months ended September 30, 2019 and 2018.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years up to 5 years.

Depreciation/
Amortization
Asset Category	Period
Computer equipment	5 Years
Computer software	3 Years

Computer and equipment costs consisted of the following:

	September 30, 2019	December 31, 2018

Computer equipment	$9,964	$9,964
Computer software	588	-
Accumulated depreciation	(1,735)	(249)
Balance	$8,817	$9,715

Depreciation expense was $499, $1,486, $0 and $0, respectively for the three and nine months ended September 30, 2019 and 2018, respectively.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our balance sheet.

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 and 299,815 common shares, respectively were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the nine months ended September 30, 2019 and 2018.

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

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $294,452 and $391,552, respectively for the additional value of the common stock for the vesting of the award during the three and nine months ended September 30, 2019. As of September 30, 2019 the unvested amount of the awards was $633,250.

3. NOTES PAYABLE – RELATED PARTY

On July 15, 2016, the Company issued a 7% promissory note to a significant shareholder in the principal amount of $100,000. The note had an initial one-year term. On April 9, 2019, the maturity date of the note was extended to June 30, 2019.  On April 12, 2019, the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”), which held the note, pursuant to which Vantage exchanged a portion of this note, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company. The Company repaid the remaining balance of $50,000. Vantage is owned by Lyle Hauser, the Company’s largest stockholder.

The changes in this note payable to related party are reflected in the following at September 30, 2019 and December 31, 2018:

	At September 30, 2019	At December 31, 2018
Note Payable	$-	$100,000
Accrued interest	$19,438	$17,688

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. The new note had an original maturity date of March 31, 2019, which has been extended to December 31, 2019 (see Note 8), and bears interest at the rate of 7% per year, due upon maturity. Mr. Hauser is the Company’s largest stockholder. Accrued interest at September 30, 2019 amounted to $6,557.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which has been extended to December 31, 2019 (see Note 8), and bears interest at the rate of 7% per year, due upon maturity. Accrued interest at September 30, 2019 amounted to $326.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which has been extended to December 31, 2019 (see Note 8). Following the maturity date, the note bears a 9% annual interest rate until paid in full.

The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of September 30, 2019, the Dino Might asset balance was $1,979.

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred.

5. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock on September 29, 2017. All outstanding shares of Series C Preferred Stock were converted to common stock in April 2018. No shares of Series C Preferred Stock are outstanding as of September 30, 2019 and December 31, 2018, and no such shares may be re-issued.

On April 12, 2019, the Company entered into an exchange agreement with Vantage pursuant to which Vantage exchanged a portion of an outstanding promissory note of the Company held by Vantage, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company.

During the nine months ended September 30, 2019 the Company sold a total of 320,000 shares of common stock in private placements for $1,600,000 ($5.00 per share).

On May 3, 2019, the Company issued 20,000 shares of common stock valued at $100,000 ($5.00 per share) fair market value, pursuant to an investor relations agreement, and agreed to pay $2,500 per months for a variety of services, including investor and public relations assessment, marketing surveys, investor support, and strategic business planning. The agreement had an initial term of six months, and renewed automatically for one additional six month term. In August 2019 the agreement was amended such that no additional compensation will be owed for the renewal term.

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

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $294,452 and $391,552 for the additional value of the common stock for the vesting of the award during the three and nine months ended September 30, 2019. As of September 30, 2019 the unvested amount of the awards was $633,250.

6. COMMITMENTS AND CONTINGENCIES

From June 29, 2018 to September 11, 2018, the Company entered into a series of statement of work agreements with Best Innovation Group, Inc. (“BIG”) to provide consulting services to the Company. The statement of work agreements were entered into in connection with a professional services agreement the Company entered into with BIG dated May 1, 2018, under which all services performed by BIG are to be documented in a statement of work agreement. The Company agreed to reimburse BIG at a rate of $200 per hour. Under a statement of work agreement executed on July 26, 2018, the total cost to the Company was $716,272 of which $238,757 was due on the date of the agreement, $238,757 was due on November 15, 2018 and the remaining amount was paid in July 2019. On September 11, 2018, the Company entered into a statement of work agreement with BIG, under which BIG was engaged to provide SOC 2 gap remediation and audit services. Under this statement of work agreement, $70,000 was due and paid upon execution of the agreement, and $90,000 was due and paid from December 1, 2018 through March 1, 2019.

On August 3, 2018 the Company entered into a master services agreement with REQ a Washington, DC-based creative and digital marketing agency, pursuant to which the Company engaged REQ to develop a branding and digital marketing strategy. As of September 30, 2019, REQ has completed its engagement with the Company and the Company owes $17,000 to REQ.

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform. The Company is obligated to pay a first year licensing fee of $225,000 which will be due to prior to launch of the Coro product and a fee for additional nodes at $3,000 per node. In addition the Company is required to pay a 10% transaction fee for account holders on the Swirlds Customer Network. The agreement automatically renews for an additional one year and the fees may not increase more than 1%.

On September 20, 2019 the Company entered into an engagement agreement with MP Partners, LTD. (“MP Partners”) under which the Company engaged MP Partners to act as a finder outside the United States. As consideration the Company agreed to the following:

(i)	Cash Compensation Fees:
(ii)	A success fee for debt and/or equity capital raised by MP Partners on behalf of Company subject to the following fee structure:
a.	6% of the amount for any capital raised up to $10,000,000
b.	5% of the amount for any capital raised over $10,000,000
(iii)	Restricted Stock:

The Company also agreed to issue to MP Partners a number of shares of common stock equal to 2% of the number of shares purchased by investors for which the Company owes to MP Partners a success fee under the agreement.

7. RELATED PARTY

On July 15, 2016, the Company issued an unsecured 7% promissory note to a significant shareholder in the amount of $100,000. The note had an initial one-year term. On April 9, 2019, the maturity date of the note was extended to June 30, 2019. On April 12, 2019, the Company entered into an exchange agreement with Vantage, which held the note, pursuant to which Vantage exchanged a portion of this note, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company. The Company repaid the remaining balance of $50,000.

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. The new note had an original maturity date of March 31, 2019, which has been extended to December 31, 2019, and bears interest at the rate of 7% per year, due upon maturity. Accrued interest at September 30, 2019 amounted to $6,557.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which has been extended to December 31, 2019, and bore interest at the rate of 7% per year, due upon maturity. Accrued interest at September30, 2019 amounted to $326.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which has been extended to December 31, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full.

8. SUBSEQUENT EVENTS

On October 1, 2019, the Company entered into an amendment to promissory notes held by Lyle Hauser, consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $70,384, as amended by amendment No. 1 thereto, dated April 9, 2019, and amendment No. 2 thereto, dated July 3, 2019, and (ii) an original issue discount promissory note, dated on or about February 28, 2019, in the original principal amount of $110,000, as amended by amendment No. 1 thereto, dated April 9, 2019, and amendment No. 2 thereto, dated July 3, 2019. The amendment extended the maturity dates of the notes from September 30, 2019 to December 31, 2019.

On October 1, 2019, the Company entered into an amendment to promissory notes held by Vantage consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $17,780, as amended by amendment No. 1 thereto, dated April 9, 2019, and amendment No. 2 thereto, dated July 3, 2019, and (ii) a promissory note, issued on or about July 15, 2016, in the original principal amount of $100,000, as amended by amendment No. 1 thereto, dated April 9, 2019, and amendment No. 2 thereto, dated July 3, 2019. The amendment extended the maturity dates of the notes from September 30, 2019 to December 31, 2019.

On October 13, 2019, the Company entered into a letter agreement with Spartan Capital Securities, LLC (“Spartan Capital”), pursuant to which the Company engaged Spartan Capital as its exclusive placement agent, on a best efforts basis, for a period of one year, provided that, following an initial period of 180 days, either party may terminate the engagement upon 30 days’ prior written notice. Pursuant to the agreement, the Company agreed to pay Spartan Capital a cash fee of 7% of the gross proceeds from any investor in any equity or equity-linked financing, or 3.5% from any non-convertible debt facility or committed line of credit during the term, subject to certain exceptions for investors sourced from the Company’s existing relationships. The Company also agreed to issue to Spartan Capital, for any transaction for which Spartan Capital will be owed a cash fee, a number of warrants equal to 3.5% of the gross proceeds paid for any equity or equity-linked securities issued by the Company, divided by the price per share of common stock in the offering (or conversion price in the event of the sale of securities convertible into common stock), or 3.5% of the face value of any nonconvertible debt facility or committed line of credit, including any undrawn amounts, divided by an amount equal to 110% of the volume weighted average price of the common stock for the 10-day period immediately preceding the closing of the transaction.

On October 23, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold to the investor 50,000 shares of common stock for a purchase price of $250,000.

On October 23, 2019, the Company issued to a consultant 12,500 shares of common stock pursuant to a consulting agreement.

From November 13, 2019 to November 14, 2019, the Company entered into and closed securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 92,000 shares of common stock for an aggregate purchase price of $460,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this report are not statements of historical fact and are forward-looking statements. Forward-looking statements give current expectations or forecasts of future events or our future financial or operating performance. We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on April 11, 2019. Moreover, new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws or regulations.

Overview

Hash Labs Inc., a Nevada corporation, is a technology company that is developing products and solutions for the banking and financial services sector, as well as a global money transmitter business. The Company’s planned products and solutions will operate on the world’s most advanced distributed ledger technology (or DLT).

We have developed or are developing the following planned products:

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

4. Coro - Coro is a global money transmitter, facilitating money transmission and money exchange. Coro is powered by the private Hash Labs DLT network, allowing customers to send, receive, and exchange currencies, including gold. Coro’s DLT technology facilitates money transmission and exchange with faster speeds, better security, and lower costs than existing options in the marketplace. At launch Coro will provide the ability to send, receive and exchange between U.S. dollars and gold. The exchange rate between U.S. dollars and gold is transparent and set by the London Bullion Market Association and the global banks that are market makers in foreign currency exchange. The gold will be owned directly by Coro users and held by an independent, insured and audited vaulting custodian, on a segregated and allocated basis. Coro is not a market maker and will not market or sell investments in gold. We anticipate completing development and testing of Coro’s technology by the end of 2019.

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

We have completed development of Hash Labs Cloud but we have not yet generated any revenues from this product or our other products, which are still in development. We anticipate launching Coro in the first quarter of 2020, subject to our determination, in consultation with legal counsel, that such launch will be in compliance with applicable securities laws. We anticipate launching FCRM and IMS as stand-alone products during the second half of 2020.

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

Results of Operations for the three months ended September 30, 2019 and 2018

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 totaled $629,154, a decrease of $216,308 or approximately 26% compared to selling, general and administrative expenses of $845,462 for the three months ended September 30, 2018. During the three months ended September 30, 2019 legal expense and compensation to our Chief Executive Officer decreased significantly. During the three months ended September 30, 2019 the Company incurred stock compensation expense of $295,452 compared to $588,317 for the three months ended September 30, 2018 which was included in selling general and administrative expenses.

Development Expense

Development expenses for the three months ended September 30, 2019 totaled $184,021 compared to $423,317 for the three months ended September 30, 2018. The Company completed the greater part of development of its planned Coro product during the 2018 period.

Interest Expense

Interest expense on debentures for the three months ended September 30, 2019 and 2018, was $2,236 and $97,110, respectively. Interest expense during the three months ended September 30, 2018 included the amortization of $77,615 of beneficial conversion on convertible loans.

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2019 was ($815,411) or ($0.04) per share, a decrease of $550,464 or 40%, compared to net loss of ($1,365,875), or ($0.06) per share, during the three months ended September 30, 2018.

Results of Operations for the nine months ended September 30, 2019 and 2018

Revenues

Revenues for the nine months ended September 30, 2019 totaled $0 compared to revenues of $12,981 during the nine months ended September 30, 2018. The decrease of $12,981 is related to the Company’s shift in business. We previously generated revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2019 totaled $3,159,191, an increase of $671,732 or approximately 27% compared to selling, general and administrative expenses of $2,487,459 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019 consulting fees increased significantly. During the nine months ended September 30, 2019 the Company incurred stock compensation expense and settlement of derivative liability of $391,522 and $0 compared to $1,996,137 and $6,088, respectively for the nine months ended September 30, 2018 which was included in selling general and administrative expenses.

Development Expense

Development expenses for the nine months ended September 30, 2019 totaled $890,695 compared to $423,317 for the nine months ended September 30, 2018. The Company completed the greater part of development of its planned Coro product during the 2018 period.

Interest Expense

Interest expense on debentures for the nine months ended September 30, 2019 and 2018, was $17,211 and $619,262, respectively. Interest expense during the nine months ended September 30, 2018 included the amortization of $586,166 of beneficial conversion of convertible loans.

Other Expense

Loss on change in fair value of derivative liabilities for the nine months ended September 30, 2019 and 2018 was $0 and $6,088 respectively.

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2019 was ($4,067,097) or ($0.18) per share, an increase of $543,952 or 15%, compared to net loss of ($3,523,145), or ($0.26) per share, during the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $153,544, which compared to cash of $223,576 as of December 31, 2018. Net cash used in operating activities for the nine months ended September 30, 2019 was $1,719,434. Our current liabilities as of September 30, 2019 of $418,765 consisted of: $220,603 for accounts payable and accrued liabilities, and note payable – related party of $198,162. During the nine months ended September 30, 2019 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 320,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $1,600,000. A related party advanced the Company $3,000 and was repaid $3,000. In February 2019, the Company issued a promissory note to Lyle Hauser (the Company’s largest stockholder) in the principal amount of $110,000 with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which has been extended to December 31, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full. In April 2019, the Company repaid $50,000 of a convertible loan to a related party and exchanged the remaining $50,000 into 10,000 shares of common stock valued at $50,000.

On October 23, 2019, the Company entered into and closed a securities purchase agreement with an accredited investor pursuant to which the Company issued and sold to the investor 50,000 shares of common stock for a purchase price of $250,000.

From November 13, 2019 to November 14, 2019, the Company entered into and closed securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 92,000 shares of common stock for an aggregate purchase price of $460,000.

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

Critical Accounting Policies and Estimates

Revenue Recognition

The Company had historically generated revenue from licensing the right to utilize its proprietary software for the storage and distribution of healthcare information to individuals and affinity groups. For revenue from product sales, the Company recognized revenue based on four basic criteria which must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which amended current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard was effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our balance sheet.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hash Labs Inc.

Date: November 15, 2019	By:	/s/ J. Mark Goode
J. Mark Goode
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)