Form 10-K
period 2019-12-31
Coro Global Inc.
filed 2020-04-13
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 033-25126-D

CORO GLOBAL INC.

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

As of June 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $21.7 million.

As of April 9, 2020, there were 24,355,746 shares of common stock, par value $0.0001 per share, issued and outstanding.

CORO GLOBAL INC.

i

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” “Coro,” or the “Company” refer to Coro Global Inc. and its subsidiary. Unless otherwise specified, all dollar amounts are expressed in United States dollars

Item 1. Business.

 Overview

Coro Global Inc. is a Nevada corporation that was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. The Company’s business following the closing of this agreement was the sale of an Internet-enabled Personal Health Record (iPHR) system for gathering, digitizing, maintaining, accessing and sharing an individual’s medical records, and in connection therewith, providing a professional service specializing in HIPAA compliant retrieval, reproduction and release of information. Under this service, Company personnel went onsite to physicians’ offices weekly to reproduce the records requested by third parties.

In October 2017, the name of the Company was changed to Tech Town Holdings, Inc. to reflect a new business strategy centered on identifying and fostering new or early stage business opportunities being fueled by digital innovation.

Following close scrutiny of emerging business opportunities, coupled with evaluation of market trends, the Company determined that a more prudent strategy was to narrow its focus to financial technology, also known as Fintech. Effective March 2, 2018, the Company changed its name to Hash Labs Inc. and effective January 9, 2020, the Company changed its name to Coro Global Inc.

Products and Services

The Company is developing financial technology products and solutions that use distributed ledger technologies for improved security, speed, and reliability.

We have not yet commenced sales of any current products. We have developed or are developing the following planned products:

1. Coro is a global money transmitter that will allow customers to send, receive, and exchange currencies faster, cheaper and more securely. We believe Coro will be the world’s first global payment application that includes gold, which is the oldest and most trusted currency. We will offer Coro through Coro Corp., a subsidiary of Coro Global Inc., which will operate pursuant to both Federal and State money transmission regulations. Coro Corp has already registered as a money service business with the US Treasury department and is in the process of filing for multiple state money transmission licenses throughout the US. Coro Corp. is already pursuing licensure in all U.S. States. Following licensure and launch in the US, the Company will pursue money transmission licenses in foreign countries such as Mexico and Canada. Coro’s technology facilitates money transmission and exchange with faster speeds, better security, and lower costs than existing options in the marketplace. At launch Coro will provide the ability to send, receive and exchange U.S. dollars and gold. The exchange rate between U.S. dollars and gold is transparent and set by the London Bullion Market Association and the global banks that are market makers in foreign currency exchange. Coro Corp. will operate as a money transmitter under 31 CFR § 1010.100(ff)(5)(i)(A) and will not market or sell investments in gold. The initial development of Coro’s money transmission technology and mobile application functionality is now complete. Coro is now undergoing an intensive phase of integrations and testing. We anticipate commercial launch of Coro in the second quarter of 2020.

2. Financial Crime Risk Management (FCRM) platform – We believe there are currently two problems with anti-money laundering/know your customer (or AML/KYC) solutions. The first problem is that the laws and compliance regulations have increased faster than compliance officers have been able to respond. The result is a bottle-neck, slowing global financial transactions. Onboarding new clients of financial institutions is both complex and difficult. Once onboarded the ongoing monitoring of transactions for suspicious activity has become an even greater challenge. The technology industry has been rushing to provide solutions to meet compliance requirements. Unfortunately, most of the compliance solutions offered are fragmented and inefficient. Even the best solutions only excel at one element of the AML/KYC process. With this need in mind we are developing our FCRM platform, an integrated AML/KYC onboarding and transaction monitoring solution that provides an affordable and fully integrated compliance solution for compliance departments that meet the rigorous demands of government regulators, while supporting customers. We anticipate launching FCRM as a stand-alone product during late 2020.

Coro Money Transmitter Business

Coro is a mobile application that will allow customers to send and receive U.S. dollars (USD) or gold (XAU). Coro will operate on a private permissioned network which insures the highest level of security and compliance.

In order to use Coro customers will be required to pass an identity verification and stringent anti-money laundering/know-your customer (or AML/KYC) check, to prevent bad actors from joining and assist in ensuring regulatory compliance. Our FCRM platform will manage onboarding, screening and monitoring of Coro’s customers.

Coro will provide its customers with the benefits of speed, security, transparency, and ease of use, as well as the opportunity to transact in dollars or gold on the fastest DLT on the market.

The Company believes Coro will solve the following two important problems:

●	The ability to send and receive funds faster, cheaper, more securely and across borders with ease. Current fees for sending payments from one country to another are in the double digits. Coro aims to lower the price of sending and receiving money, dramatically opening up financial services to a wider audience.

●	The ability to use gold as money has not existed in decades. Much like physical cash is disappearing because it became inconvenient to use in modern transactions, physical gold is also not convenient for everyday transactions. We believe Coro will solve this by allowing customers to send and receive gold as money. As a registered money service business and licensed money transmitter, Coro Corp. will be required to maintain custody accounts for U.S. dollars (USD) and gold (XAU) on behalf of its customers.

Coro will maintain two custody accounts to facilitate the flow of funds. One custody account will be maintained by the independent vaulting custodian for storage of users’ physical gold. The Coro users’ gold will be fully insured at all times. The balance of the users’ custody account will be represented in XAU, the International Organization of Standardization’s currency code for gold. The second custody account will be a U.S. dollar account held at a FDIC insured US Bank. The balance of the U.S. dollar account will be represented in USD, the International Organization of Standardization’s currency code for U.S. dollars.

Customers who download the Coro app and pass the verification process will be able to:

●	Deposit US dollars (USD) into their Coro account. Under this process, customers fund their Coro USD account by entering their bank information in the mobile app and authorizing the transfer of the desired amount to our US banking custodian by ACH.

●	Exchange U.S. dollars (USD) for gold (XAU). Under this process, customers are able to exchange USD into XAU at the current XAU to USD global exchange rate plus Coro’s transaction fees. Coro processes the exchange through its gold dealer and the independent gold vaulting custodian.

●	Exchange gold (XAU) into U.S. dollars (USD). Under this process customers are able to exchange XAU into USD at the current global XAU to USD exchange rate plus, Coro’s transaction fees. Coro processes the exchange through its gold dealer and the independent gold custodian. US dollars received from the exchange are deposited back in Coro’s U.S. bank custody account held on behalf of the customer.

●	Gold (XAU) withdrawal. From time to time customers may wish to withdraw their gold from their Coro accounts. Coro’s customers will be able to select the amount for withdrawal, subject to a minimum of 1 XAU which equals 1 troy ounce of gold, and Coro will process the withdrawal through its gold dealer, who will ship the physical gold directly to Coro’s customers.

●	US Dollars (USD) withdrawal. From time to time customers may wish to withdraw their US dollars from their Coro account. Customers are required to connect a U.S. bank account at the time that they open their Coro account. Customers are able to transfer any or all of their US dollar funds in their Coro account back to their U.S. bank account at any time. This transfer is done by ACH and is transmitted by Coro’s U.S. bank custodian.

Coro operates as a licensed money transmitter company by allowing users of its mobile app to send and receive monetary value in two formats: U.S. dollars (USD) and physical gold.

Coro Process

The Coro platform will operate as follows:

●	Coro’s distributed ledger tracks and records the movements of gold and USD between the users and assures the integrity of the system. The Coro users’ gold ownership is recorded on the ledger, guaranteeing that the users’ account information is protected and always available to them and the gold vaulting custodian.

Both sender and receiver must enroll and complete an AML/KYC process to become users of the Coro app. A sender must first fund their USD account by transferring funds from their personal bank account to Coro’s custodial bank account via ACH.

●	To send USD, a user transmits from within the app to any other users of the Coro app.

●	To send gold, a user first exchanges USD held in its Coro account into gold. The user can then send gold via the mobile app to other Coro users. Coro has engaged a gold dealer to provide gold to Coro users. When users exchange USD into gold, the gold dealer delivers the purchased amount of gold to an insured gold vaulting custodian. The corresponding USD is transmitted from the Coro custodial bank account to the gold dealer. When funds are received by the gold dealer, Coro users acquire title to the asset.

●	Coro has arranged physical custody of the gold with an insured gold vault custodian. Coro manages administration and record keeping for transactions performed through the Coro app. Coro users and the gold vaulting custodian also have identical sets of the records so that in the event Coro were to cease operations for any reason there is clear title documentation for Coro users to arrange delivery of their gold from the gold vaulting custodian.

●	Coro acts as agent for the user in the purchase, sale and custody of the gold.

●	Physical gold purchased from the gold dealer and held by the gold vaulting custodian is a custodial asset for the user’s benefit in a “bailor / bailee” relationship. The Coro user (bailor) has ownership of the gold and the gold vaulting custodian (bailee) has authorized physical possession of the gold on the bailor’s behalf.

●	If a user decides to withdraw gold, the user sends an order to the gold dealer through the Coro app and gold is shipped to the user’s residence.

●	If a user decides to exchange gold into USD, the user sends an order to the gold dealer through the Coro app and the gold vaulting custodian moves the physical gold from the allocated gold custodial account to the gold dealer. At the same time, the gold dealer generates a USD transfer to the user via Coro’s USD custodial bank account.

Legal rights

Coro users will have direct ownership of their allocated gold as follows. Such gold ownership will be effected contractually through bailment with the vault custodian. Bailment is the act of placing property in the custody and control of another, by an agreement in which the holder (bailee) is responsible for the safekeeping and return of the property. In bailment law, ownership and possession of the gold are split and they merge at the moment of delivery. Coro’s users have a bailor/bailee relationship with the custodian for the storage of their physical gold. Coro users (bailors) have ownership of the gold and the gold vault custodian (bailee) has authorized possession of the gold.

Coro users will only buy allocated gold with direct ownership. Gold bars are allocated and identifiable for Coro users inside independent custody vault. The gold belongs to the users and is their absolute property. This is evidenced by:

●	Customer gold is neither an asset nor liability on Coro’s balance sheet;

●	The gold vaulting custody agreement is under bailment;

●	Payment of a custody fee (which has previously been decisive in proving the bailor/bailee relationship in law);

●	User’s gold in custody is fully insured for theft or loss (Lloyds of London)

●	Full allocation of Coro users’ property is documented each day by daily reconciliation and verified by the monthly custodial audit and quarterly independent 3rd-party audit;

●	All transactions and users’ balances are recorded on a distributed ledger which improves accuracy, transparency and security; and

●	Coro users can monitor the total weight of gold they own on the Coro mobile app in real time.

Coro Gold Ownership

When a Coro customer purchases gold through the Coro mobile payment application, the Coro user becomes the legal owner of the gold. Coro instantly routes gold purchase transactions through a gold dealer. Within the Coro app, customers’ dollars are exchanged for an equivalent amount of gold at the prevailing spot rate. Coro’s spot rate is derived from the CME and the LBMA, plus Coro’s fee. Gold purchased by the customer is identified and evidenced by a serial number, or otherwise identified and evidenced with a specific identifier in accordance with the methods used by the auditors of the independent gold vaulting custodian, such as with SKUs/bar codes, and then allocated within Coro’s custody account with the independent gold vaulting custodian. The independent vaulting custodian maintains a bailment arrangement with Coro’s customers, so that the customers have direct ownership of their gold at all times. The Coro customers gold is fully insured by the vaulting custodian. The vaulting custodian will have a daily record of each customer’s gold holdings. Allocated gold is, by definition, unencumbered. In the event of Coro’s dissolution or failure, Coro’s customers would not risk becoming creditors of the company since their ownership of their gold is direct. Coro and the independent vaulting custodian maintain an inventory list of the allocated customer gold which is updated in real time and reconciled daily. The Coro user’s gold inventory will be physically counted weekly and audited by an independent auditor on a quarterly basis. The customer’s gold ownership is also recorded, confirmed and evidenced on Coro’s accounting ledger and shared with the independent vaulting custodian. Coro and the gold vaulting custodian have the right of substitution within the allocated gold. Right of substitution means that when a customer withdraws their gold, Coro and the gold vaulting custodian may choose which gold to provide the customer, thus the serial number at purchase may be different than the serial number at withdrawal. Right of substitution makes the logistics of gold storage, deposit and withdrawal more pragmatic and is the primary method used for the independent safe custody of all commodities.

Government Regulation

In the US, Money Transmission activities are strictly regulated both at federal level by FinCEN and at the state level by financial institution regulators. Registration with FinCEN is mandatory for all money transmitters and state regulators impose strict requirements to obtain and maintain a license to operate in their jurisdiction. In addition, state regulations covering money transmission provide enhanced protections for the consumers in case of fraud or bankruptcy and require regular examination and review of licensees’ activities.

Coro Corp. is registered with and regulated by FinCEN, a bureau of the U.S. Department of the Treasury. FinCEN regulates Coro Corp. as both a Money Services Business (MSB) and a Dealer in Precious Metal. As a regulated financial institution, Coro Corp. must assess the money laundering risk involved in its transactions, and implement an anti-money laundering program to mitigate such risk. In addition, the company must comply with recordkeeping, reporting, and transaction monitoring requirements under FinCEN regulations

As a registered Money Services Business, Coro Corp. is required to be licensed in the states where it operates. Coro Corp is in the process of obtaining individual money transmission licenses state-by-state in the jurisdictions where it plans to provide its service. In addition to an application process that includes providing a detailed business plan and criminal and financial background check on all officers and controlling parties of the applying company, licensed money transmitters are subjected to strict requirements such as providing annual audited financial statements, filing quarterly reports, and maintaining at all times a minimum net worth and a surety bond approved by the Commissioner. Due to its main office being located in the State of Florida, Coro filed an initial application for Money Transmitter license (FT2) with the Florida Office of Financial Regulations on October 4, 2019 and obtained its license on March 18, 2020. Coro filed license applications for two additional states on March 12, 2020 which are currently under review by the respective state banking departments. We are also in the process of completing license applications for eight additional states.

The CFTC does not regulate Coro Corp. because Coro Corp. only transacts with physical gold in the spot market when buying or selling gold for its customers. The Commodity Exchange Act (CEA), grants the CFTC exclusive jurisdiction over the regulation of futures contracts, option contracts and leverage contracts, but this authority specifically does not extend to “deferred” or “forward” delivery contracts which are essentially “cash transactions providing for later delivery of the underlying commodity.”

To prevent fraud and illegal activities at Coro’s money transmission business, the Company plans to:

●	Ensure that no accounts for prospective Coro customers are activated until each new customer has undergone comprehensive Know Your Customer/Anti-Money Laundering screening;

●	Conduct routine security audits of its DLT environment; and

●	Implement other security measures, as necessary, to further support its diligence in this regard.

The Company has hired a chief compliance officer to develop and manage the Company’s compliance program.

Coro Revenue Model

We anticipate that Coro customers will be charged (i) a 0.5% annual custody and storage fee on their XAU balances, (ii) a 0.5% fee to exchange USD for XAU or exchange XAU for USD, (iii) a 0.5% fee for sending XAU to other Coro customers and (iv) a 0.5% (plus shipping and insurance) fee to exchange XAU for delivery of physical gold. We will collect and charge such fees from Coro customers.

Coro Business Milestones

The Company began development of Coro’s mobile application, database, infrastructure and the associated distributed private permissioned network, in September of 2018. The Coro technology and DLT network development process included 28 design and development stages, knowns as “sprints.” To date, all 28 Coro development sprints have been accomplished. The Coro mobile application is now undergoing an aggressive quality assurance testing phase. This testing phase includes both robust functionality and security testing with third party testing experts. Coro’s distributed ledger network has already been activated with an initial 12 nodes. Testing and quality assurance are underway on the Coro mobile application and private permissioned node network. To date, the Company has paid more than $1,500,000 for the development of its private permissioned distributed ledger network and the Coro money transmission business. The Company anticipates during the second quarter of 2020, the Company will finalize testing and quality assurance in prelude to launching the Coro money transmission business. The Company anticipates that it will incur another approximately $150,000 in testing and development costs associated with preparation for commercial launch of Coro mobile application, which the Company will pay from its working capital. Following the commercial launch of Coro in late Q2 of 2020, we anticipate incurring approximately $100,000 additional costs to complete and launch the FCRM as a stand-alone product. The Company anticipates paying such expenses from its working capital.

The Company continues to rely upon both employees and contractors to develop and launch Coro. Coordination of the design and development has been led by the Company’s Chief Executive Officer, who has coordinated the Company’s technology development resources and team of consultants. The Company intends to increase its technology development team during 2020, as it continues to improve the functionality and performance of Coro, post launch.

Hashgraph License

Coro is built on a new generation of distributed ledger technology (DLT) utilizing the Hashgraph consensus algorithm, (“Hashgraph”). We believe Hashgraph is superior to the current generation of DLT. Hashgraph is owned by Swirlds, Inc., (“Swirlds”). In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph.

DLT is disrupting and transforming existing markets in multiple industries. However, we believe there are five fundamental obstacles to be overcome before distributed ledger technologies can be widely accepted and adopted across every industry and geography. These obstacles are:

Performance: The technology is built on Hashgraph, which provides near-perfect efficiency in bandwidth usage and consequently can process upwards of 500,000 transactions per second. To put the speed of our network in perspective its estimated that Visa’s network handles approximately 35,000 transactions per second.

Security: Hashgraph achieves the highest standard for security in the field of distributed consensus: asynchronous Byzantine Fault Tolerance (aBFT). Other networks that use coordinators, leaders, or communication timeouts tend to be vulnerable to Distributed Denial of Service (DDoS) attacks against those vulnerable areas. Hashgraph is resilient to these types of attacks and achieves the theoretical limits of security. Achieving this level of security at scale is a fundamental advance in the field of distributed systems as it is the gold standard for security in this category.

Stability: Hashgraph relies on both technical and legal controls to ensure the stability of the networks. This system prevents forking and illegal modifications of the algorithm.

Regulatory Compliance: The Hashgraph technical framework includes an Opt-In Escrow Identity mechanism that gives customers a choice to bind verified identities to otherwise anonymous accounts, which is designed to provide governments with the oversight necessary to ensure regulatory compliance. This is optional, and each user will be able decide what kinds of credentials, if any, to reveal. Hashgraph intends to work with governments to provide the same level of protection in distributed public ledgers as is currently present in the financial system.

Hashgraph accomplishes being fair, fast, efficient, inexpensive, timestamped, and DoS resistant.

Our Hashgraph private-permissioned network provides the strongest foundation for Coro. We believe it will enable Coro to achieve unprecedented speed with fractional cost per transaction, all while maintaining bank-grade security.

Marketing and Sales Strategy

The Company’s target market for Coro consists of three groups: individuals, institutions and governments.

Initially, our marketing efforts will focus on individuals in U.S. states including Florida, Nevada and Texas, as well as states such as Utah, Wyoming, and Oklahoma where state laws recognize gold as money. Customers will have the choice of sending or receiving gold (XAU) or U.S. dollars (USD) or exchanging between the two currencies.

Eventually we will expand such marketing efforts to include institutional and governmental markets. Currently, the Company is analyzing key trends and related secondary information that will compliment and aid defining its market opportunities and customer needs.

Using a combination of qualitative and quantitative methods, the Company conducted an extensive research and discovery to set success metrics, recognize future growth initiatives, develop audience profiles, and assess the competition landscape and market conditions.

Under the Company’s marketing and sales strategy, the Company has taken the following steps:

●	Engaged highly rated and specialized branding, media, web design, and digital marketing agencies to work in synchrony with the in-house marketing team

●	Designed a visual identity that can be easily activated across a variety of digital and media touchpoints;

●	Developed a website to serve as an education resource for media, influencers and general public and as a point of entry for customers; and

●	Developed integrated launch and growth marketing campaigns to reach key audiences for awareness and demand for the product.

The Company’s integrated marketing and sales strategy is divided in 2 phases:

Launch Strategy: Our launch strategy includes the following:

Our goal is to create a “surround sound” marketing campaign to reach and engage the target audience, build the contact list, as well as generate excitement and brand awareness before the launch. We plan to utilize:

●	Paid media (search engine ads, social media ads, display ads, sponsored content, geo-fencing);

●	Earned media (media, investor, blogger, influencer relations);

●	Shared media (advocates, partnerships, social media); and

●	Owned media (proprietary content strategically created and distributed)

Growth Strategy: Our growth strategy in the development phase. Under our growth strategy, we will aim to secure sustainable growth of Coro1’s customer base through viral methods, paid, earned, shared and owned media, effective customer service management, and seamless application onboarding.

Employees

As of April 9, 2020, we have 2 full-time employees. We consider our relationship with our employees to be good.

Corporate Information

Our principal executive offices are located at 78 SW 7th Street, Miami, FL 33130, and our telephone number is 888-879-8896. Our website address is https://coro.global. Information on our website is not part of this report.

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

We have a limited operating history, in particular under our current business focus, and we may not succeed. We are subject to all risks inherent in a developing business enterprise. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material challenges to our business. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could materially aversively affect our business, financial conditions and results of operation. We may never generate significant revenues or achieve profitability.

We may not succeed in developing or generating sales of our products.

We have not yet generated revenues from any current products. The development of the Company’s products is a costly, complex, and time-consuming process, and investments in product development often involve a long period of time until completed and a return, if any, can be achieved on such an investment. We may face difficulties or delays in the development and commercialization of our products, which could result in our inability to timely offer products or services that satisfy the market. We have been making and anticipate making significant investments in developing our products, but such an investment is inherently speculative and requires substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in the development process could result in delays in, or the abandonment of, the development and launch of, or ability to generate revenue. Further, once we complete development of a product, there is no assurance we will succeed in generating sales from such product. We may not succeed in launching or generating sales of Coro products.

The Company may encounter significant competition and may not be able to successfully compete.

There are many financial technology companies developing money transmission products, and more competitors are likely to arrive. Some of our competitors have considerably more financial resources than us, and the backing of traditional large financial institutions. As a result, we may not be able to successfully compete in our market, which could result in our failure to launch Coro, or otherwise fail to successfully compete. There can be no assurances that we will be able to compete successfully in this environment.

The distributive ledger technology on which the Company’s products may rely may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code, which could result in security breaches and the loss or theft of funds. If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the utilization of Coro, resulting in customers reducing their use of Coro, or stopping their use of Coro altogether.

The structural foundation, the software applications and other interfaces or applications upon which Coro may rely or that they will be built upon are unproven, and there can be no assurances that such planned products and the creating, transfer or storage of data and funds will be uninterrupted or fully secure, which could result in impermissible transfers, and a complete loss of a customer’s data and funds. Coro may be subject to a cyberattack, software error, or other intentional or negligent act or omission that results in the theft of funds, funds being lost, destroyed or otherwise compromised. Further, Coro (and any technology, on which they rely) may also be the target of malicious attacks from hackers or malware distributors seeking to identify and exploit weaknesses in the software, Coro which could result in the loss or theft of data and funds.  If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the utilization of Coro, resulting in customers reducing their use of Coro or stopping using Coro altogether, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to raise capital as needed to develop our products or maintain our operations.

We expect that we will need to raise additional funds to execute our business plan and expand our operations. Additional financing may not be available to us on favorable terms, or at all. If we cannot raise needed funds on acceptable terms, the Company’s business and prospects may be materially adversely affected.

We may face risks of Internet disruptions, which could have an adverse effect on the use of our products.

A disruption of the Internet may affect the use of our products. Generally, our products are dependent upon the Internet. A significant disruption in Internet connectivity could disrupt network operations until the disruption is resolved.

Exchange rates are continuously changing and can be volatile. Coro customers will be exposed to this risk.

The price of gold is continuously changing and has exhibited periods of volatility throughout history. Customers that choose to maintain gold balances in XAU but have personal liabilities in USD will be exposed to this potential volatility and could incur significant gains or losses when converting from XAU back to USD. This may make Coro less appealing to prospective customers.

Coro will not be a market maker and thus will not guarantee a fixed bid/ask spread or guarantee that a bid or an ask will be available to customers. Coro will be reliant on the financial institutions with whom it interacts to facilitate its services.

Coro will be dependent upon the bid/ask spread as provided by large gold dealers and LBMA members. In times of market turbulence, it is possible that the bid/ask spread could widen significantly thus increasing the cost of transacting between XAU and USD. This may make Coro less appealing to prospective customers.

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

The successful operation and development of our business will be dependent primarily upon the operating and management skills of our managers, advisors, and technical staff. The loss of the services of any one of our key personnel, in particular our chief executive officer, J. Mark Goode, could have a material adverse impact on our ability to realize our objectives, including our ability to complete development of, launch and commercialize our planned products, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect our intellectual property and proprietary rights, we could lose our ability to compete.

Our intellectual property and proprietary rights are essential to our ability to remain competitive and successful in the development of our products and our business. We expect to rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements, and other contractual provisions to protect our intellectual property, other proprietary rights, and our brand. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. If we do not adequately protect our intellectual property or proprietary rights, our competitors could use it to enhance their products, compete against us, and take our market share. Our inability to adequately protect our intellectual property could adversely affect the Company’s business, financial condition and results of operations.

Other companies may claim that we infringe their intellectual property.

We do not believe that our technologies infringe, or will infringe, on the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us in the future. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party. If any of our products or services, such as Coro, if developed and launched, were found to infringe on other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease to offer such products altogether, which could adversely affect the Company’s business, financial condition and results of operations.

We have an evolving business model.

As financial technologies become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our product mix and service offerings. Any such modifications we may make may not be successful and may result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and development of our products but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission, and our ability to raise capital on favorable terms, or at all.

Risks Related to Our Common Stock

There is not an active, liquid market for our common stock, and investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange. Further, there is minimal reported trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

In the event a more active market for common stock develops, we anticipate that the market price of our common stock will be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of our common stock; and

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments.

Our common stock has in the past been, and may in the future be considered a “penny stock” and thus be subject to additional sale and trading regulations that may make it more difficult to buy or sell.

Our common stock, which is traded on the OTC Pink has in the past been, and may in the future be considered a “penny stock.” Securities broker-dealers participating in sales of “penny stock” are subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the withdrawal of the shares, together with a premium, prior to the withdrawal of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may create such series and issue such shares in the future.

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

Our executive officers, directors, and principal stockholders beneficially own an aggregate of approximately 88% of our outstanding common stock (see “Security Ownership of Certain Beneficial Owners and Management”). As a result, such principal stockholders will be able to exert significant control over the election of the members of our board of directors, our management, and our affairs, and other corporate transactions (such as mergers, consolidations, or the sale of all or substantially all of our assets) that are submitted to shareholders for approval, and their interests may differ from the interests of other stockholders.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

We sub-lease, on a month-to-month basis under an arrangement with WeWork, office space located at 78 SW 7th Street, Miami, FL 33130. Our current monthly rent is approximately $1,200. We believe these facilities are suitable and adequate to meet our current business requirements.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings, and our property is not the subject of any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol “CGLO” on the OTC Pink tier of the OTC Markets. There is minimal trading activity in our common stock.

As of April 9, 2020, there were approximately 1,126 holders of record of our common stock.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock and does not expect to pay any cash dividends for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

In January 2019, the Company adopted the Company’s 2019 Equity Incentive Plan. 2,400,000 shares are available for awards under the plan. The plan was approved by the Company’s stockholders in February 2019.

The following table provides equity compensation plan information as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan’s approved by security holders	—	$—	2,400,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,400,000

Recent Sales of Unregistered Securities

None.

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

Results of Operations for the years ended December 31, 2019 and 2018

Revenues

Revenues for the year ended December 31, 2019 totaled $0 compared to revenues of $6,485 during the year ended December 31, 2018. The decrease of $6,485 is related to the Company’s shift in business. We previously generated revenues from professional service specializing in HIPAA compliant retrieval, reproduction and release of information.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2019 totaled $3,835,548, an increase of $1,379,744 or approximately 56% compared to selling, general and administrative expenses of $2,455,774 for the year ended December 31, 2018. During the year ended December 31, 2019 consulting fees increased significantly. During the year ended December 31, 2019 the Company incurred stock compensation expense and settlement of derivative liability of $2,617,291 and $0, respectively, compared to $1,550,995 and $6,088, respectively for the year ended December 31, 2018 which was included in selling general and administrative expenses.

Development Expense

Development expenses for the year ended December 31, 2019 totaled $997,620 compared to $962,063 for the year ended December 31, 2018. The Company began to incur significant development expense for its planned Coro product in the third quarter of 2018, which continued during the year ended December 31, 2019.

Interest Expense

Interest expense on debentures for the year ended December 31, 2019 and 2018, was $17,211 and $606,527, respectively. Interest expense during the year ended December 31, 2018 included the amortization of $586,921 of beneficial conversion of convertible loans.

Other Expense

Loss on change in fair value of derivative liabilities for the year ended December 31, 2019 and 2018 was $0 and $6,088 respectively.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2019 was ($4,850,379) or ($0.21) per share, an increase of $826,412 or 21%, compared to net loss of ($4,023,967), or ($0.26) per share, during the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $470,800, which compared to cash of $223,576 as of December 31, 2018. Net cash used in operating activities for the year ended December 31, 2019 was $2,194,996. Our current liabilities as of December 31, 2019 of $333,933 consisted of: $153,551 for accounts payable and accrued liabilities, and note payable – related party of $180,382.

During the year ended December 31, 2019 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 482,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $2,410,000. A related party advanced the Company $3,000 and was repaid $3,000. In February 2019, the Company issued a promissory note to Lyle Hauser (an adviser to the Company and its then-largest stockholder) in the principal amount of $110,000 with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which has been extended to June 30, 2020. Following the maturity date, the note bears a 9% annual interest rate until paid in full. In April 2019, the Company repaid $50,000 of a convertible loan to a related party and exchanged the remaining $50,000 into 10,000 shares of common stock valued at $50,000.

Net cash used in operating activities for the year ended December 31, 2018 was $1,653,420. Our current liabilities as of December 31, 2018 of $709,891 consisted of: $223,067 for accounts payable and accrued liabilities, net convertible debenture – related party of $85,829, deferred compensation of $300,395, note payable – related party of $100,000, and derivative liability of $0.

From June 2018 to July 2018 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 3,030,303 shares of common stock, for a purchase price of $0.33 per share, and aggregate gross proceeds of $1,000,000. From August 2018 to September 2018, the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 866,666 shares of common stock for a purchase price of $1.00 per share, and aggregate gross proceeds of $866,666. The investors included JMG Horseshoe, LLC, which purchased 333,333 shares of common stock for a purchase price of $333,333. The managing member of JMG Horseshoe, LLC is J. Mark Goode, who is the Company’s chief executive officer. A related party converted $484,651 of convertible notes, accrued interest and preferred stock into common stock. The Company repaid two related parties a total of $101,935

We anticipate that we will need to raise additional capital to execute our business plan, which may not be available on acceptable terms, or at all. If we raise funds through the sale of common stock or securities convertible into common stock, it may result in substantial dilution to our then-existing stockholders.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

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

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

CORO GLOBAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Coro Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coro Global Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has a net loss of $4,850,379 and an accumulated deficit of $39,125,811. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boynton Beach, Florida

April 13, 2020

Coro Global Inc.

(Formerly known as Hash Labs Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets
Current assets
Cash	$470,800	$223,576
Prepaid expenses	6,718	-
Total current assets	477,518	223,576

Equipment, net	7,722	9,715
Dino Might program	1,979	1,979
Total assets	$487,219	$235,270

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$153,551	$223,067
Deferred compensation	-	300,995
Note payable - related party	180,382	100,000
Convertible debenture, net - related party	-	85,829
Total current liabilities	333,933	709,891

Commitments and Contingencies (Note 7)	-	-

Stockholders' Equity (deficit)
Preferred stock, $.0001 par value: 10,000,000 authorized, 0 shares issued and outstanding on December 31, 2019 and December 31, 2018, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 designated 0 and 0 shares issued and outstanding on December 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 24,129,746 issued and 23,372,746 outstanding as of December 31, 2019 and 22,848,246 issued and outstanding as of December 31, 2018	2,337	2,285
Additional paid-in capital	39,276,760	33,798,526
Accumulated deficit	(39,125,811)	(34,275,432)
Total stockholders' Equity (deficit)	153,286	(474,621)
Total liabilities and stockholders' Equity (deficit)	$487,219	$235,270

The accompanying notes are an integral part of these consolidated financial statements.

Coro Global Inc.

(Formerly known as Hash Labs Inc.)

Consolidated Statements of Operations

	For the years ended
	December 31,
	2019	2018
Revenue	$-	$6,485

Operating expenses
Selling, general and administrative expenses	3,835,548	2,455,774
Development expense	997,620	962,063
Total operating expenses	4,833,168	3,417,837

Loss from operations	(4,833,168)	(3,411,352)

Other expenses
Interest expense	(17,211)	(606,527)
Change in fair value of derivative liabilities	-	(6,088)
Total other expenses	(17,211)	(612,615)

Net loss	$(4,850,379)	$(4,023,967)

Net loss per common share: basic and diluted	$(0.21)	$(0.26)

Weighted average common shares outstanding: basic and diluted	23,088,483	15,650,460

The accompanying notes are an integral part of these consolidated financial statements.

Coro Global Inc.

(Formerly known as Hash Labs Inc.)

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2017	7,000	1	151,277	$15	$29,328,064	$(30,251,465)	$(923,385)
Forgiveness of accrued salary related party	-	-	-	-	239,000	-	239,000
Forgiveness of accrued interest related party	-	-	-	-	19,999	-	19,999
Extinguishment of derivative liability	-	-	-	-	25,494	-	25,494
Conversion of notes payable to common stock	-	-	17,950,000	1,795	482,855	-	484,650
Common stock issued for services	-	-	500,000	50	1,249,950	-	1,250,000
Beneficial conversion feature on debt	-	-	-		586,921	-	586,921
Conversion of notes payable and preferred stock to common stock	(7,000)	(1)	350,000	35	(34)	-	-
Sale of common stock	-	-	3,896,969	390	1,866,277	-	1,866,667
Net loss	-	-	-	-	-	(4,023,967)	(4,023,967)
Balance December 31, 2018	-	-	22,848,246	2,285	$33,798,526	(34,275,432)	(474,621)
Sale of common stock	-	-	482,000	48	2,409,952	-	2,410,000
Common stock issued for services	-	-	32,500	3	168,872	-	168,875
Common stock issued for conversion of deferred compensation	-	-	-		2,162,408	-	2,162,408
Common stock issued for conversion of note payable	-	-	10,000	1	49,999	-	50,000
Amortization of stock compensation	-	-	-	-	687,003	-	687,003
Net loss	-	-	-	-	-	(4,850,379)	(4,850,379)
Balance December 31, 2019	-	$-	23,372,746	$2,337	$39,276,760	$(39,125,811)	$153,286

The accompanying notes are an integral part of these consolidated financial statements.

Coro Global Inc.

(Formerly known as Hash Labs Inc.)

Consolidated Statements of Cash Flows

	For the years ended
	December 31,
	2019	2018
Cash flows from operating activities
Net loss	(4,850,379)	(4,023,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	2,617,291	1,550,995
Amortization expense of debt discount	10,000	586,921
Depreciation	1,993	249
Amortization of prepaid expenses	93,282
Change in derivative liability - convertible debentures	-	6,088
Changes in operating assets and liabilities
Merchant services reserve	-	2,938
Accrued interest - convertible debenture	-	5,387
Accrued interest - notes payable	-	17,688
Accounts payable and accrued liabilities	(67,183)	200,281
Net cash used in operating activities	(2,194,996)	(1,653,420)

Cash flows from investing activities
Purchase of Equipment	-	(9,964)
Net cash used in investing activities	-	(9,964)

Cash flow from financing activities
Bank overdraft	-	(1,577)
Repayments on notes payable - related party	(67,780)	(101,935)
Proceeds from notes payable - related party	100,000	82,075
Proceeds from convertible note - related party	-	41,000
Proceeds from related party	3,000	1,866,667
Repayments to related party	(3,000)	-
Proceeds from issuance of common stock	2,410,000	-
Net cash provided by financing activities	2,442,220	1,886,230

Net increase in cash and cash equivalents	247,224	222,846
Cash and cash equivalents at beginning of year	223,576	730
Cash and cash equivalents at end of year	$470,800	$223,576

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,920	$1,285
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Convertible debentures related party to non convertible	$88,162	$-
Reclassification of derivative liability to additional paid in capital	$2,162,408	$-
Common stock issued conversion for conversion of notes payable - related party	$50,000	$-
Common stock issued for prepaid consulting services	$100,000	$-
Debt discount due to beneficial conversion	$-	$583,921
Common stock issued from conversion of preferred stock	$-	$1
Common stock issued from conversion of debt and accrued interest	$-	$484,560
Forgiveness of accrued salary related-party	$-	$239,000
Forgiveness of accrued interest related-party	$-	$19,999
Extinguishment of derivative associated with related party note	$-	$25,494

The accompanying notes are an integral part of these consolidated financial statements.

Coro Global Inc.

(Formerly known as Hash Labs Inc.)

Notes to the Audited Consolidated Financial Statements

For The Years Ended December 31, 2019 and 2018

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

Nature of Business Operations

Coro Global Inc. (formerly known as Hash Labs Inc.) (the “Company”) is a Nevada corporation that was originally formed on November 1, 2005 when Bio-Solutions International, Inc. (“Bio-Solutions”) entered into an Agreement and Plan of Merger with OmniMed Acquisition Corp., a Nevada corporation and a wholly-owned subsidiary of Bio-Solutions, OmniMed International, Inc. (“OmniMed”) and the shareholders of OmniMed. On January 17, 2006, OmniMed changed its name to MedeFile International, Inc. On September 14, 2018 the Company formed a wholly owned subsidiary Coro Corp. The Company is focused on dynamic global growth opportunities in the financial technology, or Fintech industry. The Company is developing products and technology solutions for global payments and the financial industry. Effective January 9, 2020, the Company changed its name to Coro Global Inc.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $4,850,379 for the year ended December 31, 2019. The operating losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Currently our operating accounts are approximately $8,000 above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred $8,994 and $0, respectively for advertising costs for the years ended December 31, 2019 and 2018.

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

Depreciation/
Amortization
Asset Category	Period
Computer equipment	5 Years
Computer software	3 Years

Computer and equipment costs consisted of the following:

	December 31, 2019	December 31, 2018

Computer equipment	$9,964	$9,964
Accumulated depreciation	(2,242)	(249)
Balance	$7,722	$9,715

Depreciation expense was $1,993 and $249, respectively for the years ended December 31, 2019 and 2018, respectively.

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 and 145,712,968 common shares, respectively were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the year ended December 31, 2019 and 2018.

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

2. DEFERRED STOCK-BASED COMPENSATION - RELATED PARTY

Effective May 18, 2018, the Company appointed J. Mark Goode as the President and Chief Executive Officer of the Company. He was also appointed a member and Chairman of the Board of Directors of the Company.

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

On May 31, 2019, the Company entered into amendment no. 1 to the Company’s employment agreement with Mr. Goode. Pursuant to the amendment, the Company’s obligation to issue additional shares of common stock as compensation to Mr. Goode was amended, such that, the Company issued to Mr. Goode and his designee 750,000 shares of common stock upon execution of the amendment, and the Company will have no further obligation to issue to Mr. Goode shares under the employment agreement. The shares will be expensed over the term of the employment agreement. Mr. Goode will be required to return such 750,000 shares to the Company as follows:

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

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $687,003 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. As of December 31, 2019 the unvested amount of the awards was $900,598.

3. NOTES PAYABLE – RELATED PARTY

On July 15, 2016, the Company issued a 7% promissory note to a significant shareholder in the principal amount of $100,000. The note had an initial one-year term. On April 9, 2019, the maturity date of the note was extended to June 30, 2019.  On April 12, 2019, the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”), which held the note, pursuant to which Vantage exchanged a portion of this note, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company. The Company repaid the remaining balance of $50,000. Vantage is owned by Lyle Hauser, an adviser to the Company and its then-largest stockholder.

The changes in this note payable to related party are reflected in the following at December 31, 2019 and 2018:

	At December 31, 2019	At December 31, 2018
Note Payable	$-	$100,000
Accrued interest	$19,438	$17,688

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. The new note had an original maturity date of March 31, 2019, which has been extended to June 30, 2020 (see Note 10), and bears interest at the rate of 7% per year, due upon maturity. As of December 31, 2019, the note had a balance of $70,382 and accrued interest of $5,438.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which has been extended to December 31, 2019, and bears interest at the rate of 7% per year, due upon maturity. Accrued interest at December 31, 2019 amounted to $1,245. The Company repaid note in full on November 19, 2019.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which has been extended to June 30, 2020. Following the maturity date, the note bears a 9% annual interest rate until paid in full. As of December 31, 2019, the note had a balance of $110,000.

During the year ended December 31, 2018, the Company repaid $3,220 to the then-CEO, and borrowed an additional $75. During the year ended December 31, 2018 the remaining amount of $3,145 was repaid. The advances carried a 0% interest rate and were to be repaid when funds were available.

 The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of December 31, 2019, the Dino Might asset balance was $1,979.

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred.

5. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock on September 29, 2017. All outstanding shares of Series C Preferred Stock were converted to common stock in April 2018. No shares of Series C Preferred Stock are outstanding as of December 31, 2019 and December 31, 2018, and no such shares may be re-issued.

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

On June 29, 2018 a significant shareholder forgave the amounts owed under a debenture. The Company recorded a capital contribution of $19,999. The Company recorded a capital contribution of $35,294 during the year ended December 31, 2018 for the extinguishment of the derivative. See Note 6.

On June 29, 2018, two related parties forgave a total of $239,000 of accrued compensation. The amounts have been recorded as a capital contribution.

During the year ended December 31, 2018, the Company entered into subscription agreements with investors pursuant to which the Company sold an aggregate of 3,896,969 shares of the Company’s common stock, for an aggregate purchase price equal to $1,866,667. The closing of these subscription agreements has occurred. Of the 3,896,969 common share issued, JMG Horseshoe, LLC, purchased 333,333 shares of common stock for a purchase price of $333,333. The managing member of JMG Horseshoe, LLC is J. Mark Goode, who is the Company’s chief executive officer

On April 12, 2019, the Company entered into an exchange agreement with Vantage pursuant to which Vantage exchanged a portion of an outstanding promissory note of the Company held by Vantage, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company.

During the year ended December 31, 2019 the Company sold a total of 482,000 shares of common stock in private placements for $2,410,000 ($5.00 per share).

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

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $687,003 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. As of December 31, 2019 the unvested amount of the awards was $900,598.

On October 23, 2019, the Company issued 12,500 shares of common stock valued at $68,875 ($5.51 per share) fair market value, pursuant to a consulting agreement.

6. DERIVATIVE LIABILITIES

The Company assesses the fair value of the convertible debenture using the Black Scholes pricing model and records a derivative liability for the value. The Company then assesses the fair value quarterly based on the Black Scholes Model and increases or decreases the liability to the new value and records a corresponding gain or loss (see below for variables used in assessing the fair value).

Due to the variable conversion rates, the Company treats the convertible debenture as a derivative liability in accordance with the provisions of ASC 815 “Derivatives and Hedging” (ASC 815). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that potentially settle in an entity’s own common stock. The fair value of the conversion options was determined using the Black-Scholes Option Pricing Model and the following significant assumptions during the year ended December 31, 2018.

December 31, 2018
Risk-free interest rate at grant date	0.45%
Expected stock price volatility	244%
Expected dividend payout	-
Expected option in life-years	1

The change in fair value of the conversion option derivative liability consisted of the following during the year ended December 31, 2018:

December 31, 2018
Conversion option liability (beginning balance)	$19,406
Reclassification to additional paid in capital	(25,494)
Loss on changes in fair market value of conversion option liability	6,088
Net conversion option liability	$-

Change in fair market value of conversion option liability resulted in a loss of $6,088 for the year ended December 31, 2018.

7. COMMITMENTS AND CONTINGENCIES

On August 3, 2018 the Company entered into a master services agreement with REQ a Washington, DC-based creative and digital marketing agency, pursuant to which the Company engaged REQ to develop a branding and digital marketing strategy. As of December 31, 2019, REQ has completed its engagement with the Company and the Company owed $17,500 to REQ, which has since been paid.

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform. The Company is obligated to pay a first year licensing fee of $225,000 which will be due to prior to launch of the Coro product and a fee for additional nodes at $15,000 per node. In addition the Company is required to pay a 10% transaction fee for account holders on the Swirlds Customer Network. The agreement automatically renews for an additional one year and the fees may not increase more than 1%.

On March 9, 2020, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”). See Note 10.

8. RELATED PARTY

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

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. The new note had an original maturity date of March 31, 2019, which has been extended to June 30, 2020 (see Note 10), and bears interest at the rate of 7% per year, due upon maturity. Accrued interest at December 31, 2019 amounted to $4,927.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which has been extended to December 31, 2019, and bears interest at the rate of 7% per year, due upon maturity. Accrued interest at December 31, 2019 amounted to $1,245. . The Company repaid note in full on November 19, 2019.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which has been extended to June 30, 2020 (see Note 10). Following the maturity date, the note bears a 9% annual interest rate until paid in full. Accrued interest at December 31, 2019 amounted to $4,927.

During the year ended December 31, 2019 the Company paid Dorr Asset Management consulting fees and expenses of $107,306. Dorr Asset Management is controlled by Brian and David Dorr, related parties to the Company.

9. INCOME TAXES

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate of 21% is as follows for the years ended December 31:

	2019	2018

Federal statutory taxes	(21.00)%	(21.00)%
State income taxes, net of federal tax benefit	(4.35)%	(4.35)
Nondeductible items	-	-
Change in tax rate estimates	-	-
Change in valuation allowance	25.35%	25.35
	-%	-%

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$5,514,632	$4,966,666
Total deferred tax assets	5,514,632	4,666,666
Valuation allowance	(5,514,632)	(4,966,666)
Net deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $5,514,632 and $4,966,666 against its net deferred taxes is necessary as of December 31, 2018 and December 31, 2017, respectively. The change in valuation allowance for the years ended December 31, 2019 and 2018 is $547,966 and $1,191,315, respectively.

At December 31, 2019 and December 31, 2018, respectively, the Company had approximately $21,758,000 and $19,956,000, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 are subject to examination by the Internal Revenue Service.

10. SUBSEQUENT EVENTS

On March 9, 2020, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which we engaged Aegis to act as lead underwriter in connection with a proposed public offering of common stock by the Company. In the event the contemplated offering is completed, the agreement contemplates, that (subject to execution of an underwriting agreement for the offering) Aegis will be entitled to a 8% underwriting discount, a 1% non-accountable expense allowance, reimbursement of certain expenses, and warrants to purchase 8% of the number of shares of common stock sold in the offering. The agreement has a term that ends six months from the date thereof or upon completion of the proposed offering.

From January 1, 2020 to March 31, 2020, the Company entered into and closed securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 200,000 shares of common stock for an aggregate purchase price of $1,000,000.

Between January 3, 2020 to March 17, 2020, the Company repaid $100,000 of loans due to Vantage.

On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser, consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $70,384.32,as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment no. 4 thereto, dated January 17, 2020; and (ii) an original issue discount promissory note, dated on or about February 28, 2019, in the original principal amount of $110,000 (of which $100,000 has been repaid, leaving an outstanding balance of $10,000), as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment No. 4 thereto, dated January 17, 2020, was extended to June 30, 2020. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock.

On April 8, 2020, the Company issued and sold to an accredited investor 5,000 shares of common stock for a purchase price of $25,000.

The Company’s operation has been materially and adversely impacted by the Covid-19 pandemic. The Company is located in Dade County, Florida which is subject to a “stay at home” order effective March 26, 2020, until the expiration of the existing State of Emergency. The Company is not considered an “essential” business and has closed its office. Until this stay at home order is lifted and the Company can resume its normal operations, the impact of the Covid-19 pandemic on the Company is unknown.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Positions	Age
J. Mark Goode	Chief Executive Officer, President and Chairman of Board of Directors	59
Niquana Noel	Chief Operating Officer, Director	38

J. Mark Goode has served as the Company’s the president, chief executive officer, and chairman of the board of directors, since May 18. 2018. Mr. Goode, a decorated former Captain in the United States Marine Corps, joined the Company from The Peninsula Group, LLC (“Peninsula”), an investment origination and management company focused on the life insurance settlement market, where he was the founder and Chief Executive Officer. During his 15-year tenure as Peninsula’s CEO, Mr. Goode’s team completed approximately 500 individual insurance investment transactions, representing more than $1 billion in life policy benefit value. Mr. Goode is also the founder and managing member of JMG Strategies, LLC, a Miami-based alternative investment management firm, and the founder of Life Premium Solutions, an independent insurance advisory firm that specializes in customized, innovative premium finance solutions for the advanced life insurance market. Mr. Goode has served as an elected member of the Board of Directors of the Life Insurance Settlement Association and previously served as the Association’s Vice President and as Chairman of its Political Action Committee. Mr. Goode was recognized in 2010 by Life Settlement Review as one of the “10 Most Influential Leaders” in the life settlement industry and previously, after eight years of military service, he was awarded the Navy Commendation Medal. Mr. Goode holds a Master of Arts Degree from The George Washington University. Mr. Goode’s business executive experience qualifies him to serve as a director of the Company.

Niquana Noel has served as the Company’s chief operating officer since May 18, 2018 and as a director of the Company since August 2013. Ms. Noel served as the Company’s chief executive officer and president from January 2014 to May 2018. Prior to serving in that capacity, Ms. Noel served as operations manager of the Company from 2008. Prior to joining the Company, Ms. Noel was the Executive Assistant to a Florida-based serial entrepreneur who had business interests ranging from the ownership and operation of cemeteries in Maryland, Virginia and Florida to the ownership and operation of exotic, high performance car dealerships and auto accessory businesses. Ms. Noel’s operational experience qualifies her to serve on the Company’s board of directors. Ms. Noel also serves as chief executive officer and director of Bespoke Extracts, Inc.

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

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Exchange Act; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.coro.global.

Item 11. Executive Compensation.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Name and Position(s)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)	Total Compensation ($)
J. Mark Goode	2019	128,000	-	2,156,622	-	2,284,622
Chief Executive Officer (1)(2)(3)	2018	60,000	-	300,395	-	360,395
Niquana Noel	2019	64,000	-	-	-	64,000
Chief Operating Officer, former Chief Executive Officer (4)	2018	15,000	-	-	-	15,000

(1)	Mr. Goode was appointed as our chief executive officer on May 18, 2018.

(2)	Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). Under Mr. Goode’s employment agreement as in effect on December 31, 2018, after one year of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of December 31, 2018 the Company accrued $300,995 in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period. Through May 31, 2019 the date Mr. Goode’s employment agreement was amended as discussed below the Company recorded an additional expense of $1,861,170.

(3)	On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $687,246 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. As of December 31, 2019 the unvested amount of the awards was $900,598.

(4)	Ms. Noel resigned as chief executive officer in May 2018 and currently serves as the Company’s chief operating officer.

Employment Agreements

The Company entered into an employment agreement on May 18, 2018, with J. Mark Goode, the Company’s chief executive officer and on May 31, 2019, the Company entered and Mr. Goode entered in an amendment to the employment agreement. Pursuant to the employment agreement, as amended, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and is subject to increases as set from time to time by the board. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of common stock of the Company. Upon execution of the amendment, the Company issued to Mr. Goode and his designee 750,000 shares of common stock, and the Company will have no further obligation to issue to Mr. Goode shares under the employment agreement. Mr. Goode will be required to have such 750,000 shares returned to the Company as follows:

●	Mr. Goode will return 500,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2020 (the second anniversary of the agreement); and

●	Mr. Goode will return 250,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2021 (the third anniversary of the agreement).

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth our outstanding equity awards to our executive officers as of December 31, 2019.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
J. Mark Goode	-	-	-	$-	-	262,686	(1)	-	798,289	(1)	-

(1)	Calculated based on Mr. Goode’s employment agreement as in effect as of December 31, 2019.

Director Compensation

The Company did not pay any compensation to any director of the Company in 2019, for services as director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of April 9, 2020, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group.

The table lists applicable percentage ownership based on 24,355,746 shares of common stock outstanding as of April 8, 2020. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of April 8, 2020. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o Coro Global Inc., 78 SW 7th Street, Miami, FL 33130.

Name and address of beneficial owner	Number of shares of common stock beneficially owned		Percentage of common stock beneficially owned
Greater than 5% Stockholders:
Jonathan Feuerman TTEE RH Sun & Surf Irrevocable Trust 1 South East 3rd Avenue, Suite 2950 Miami, FL 33131	4,800,000		19.7%
Jonathan Feuerman TTEE LLH Irrevocable Trust 1 South East 3rd Avenue, Suite 2950 Miami, FL 33131	2,200,000	(1)	9.0%
Jonathan Feuerman TTEE LH Irrevocable Trust 1 South East 3rd Avenue, Suite 2950 Miami, FL 33131	2,200,000	(2)	9.0%
Jonathan Feuerman 1 South East 3rd Avenue, Suite 2950 Miami, FL 33131	9,200,000	(3)	37.8%
David Dorr 936 SW 1st Ave, Ste 1072 Miami, FL 33130	6,043,434	(4)	24.8%
Brian Dorr 936 SW 1st Ave, Ste 1072 Miami, FL 33130	6,043,434	(5)	24.8%
Advantage Life & Annuity SPC FBO ALIP 1704-1138 5304 18 Forum Lane Camana Bay Grand Cayman 9006	1,543,434		6.3%
Directors and Executive Officers:
J. Mark Goode	1,583,333	(6)	6.5%
Niquana Noel	11,250		*
All Directors and Officers as a Group (2 persons)	1,594,583		6.5%

*	Less than 1%.
(1)	The shareholder has granted Lyle Hauser a security interest in the shares.
(2)	The shareholder has granted The Vantage Group Ltd., an entity owned by Lyle Hauser, a security interest in the shares.
(3)	Represents shares held by Jonathan Feuerman TTEE RH Sun & Surf Irrevocable Trust, Jonathan Feuerman TTEE LLH Irrevocable Trust, and Jonathan Feuerman TTEE LH Irrevocable Trust, as set forth above.
(4)	Mr. Dorr’s beneficial ownership includes 1,543,434 shares held by Advantage Life & Annuity SPC fbo ALIP 1704-1138 9 (“Advantage Life”). Brian Dorr and David Dorr are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life and has investment discretion over the account that holds the shares of the Company.
(5)	Mr. Dorr’s beneficial ownership includes 1,543,434 shares held by Advantage Life. Brian Dorr and David Dorr are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life and has investment discretion over the account that holds the shares of the Company.
(6)	Includes 433,333 shares owned by JMG Horseshoe LLC. Mr. Goode is the managing member of JMG Horseshoe, LLC. Includes 750,000 shares that are subject to forfeiture under certain conditions (see “Employment Agreements).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

During the first quarter of 2018, the Company issued five promissory notes to Lyle Hauser (an adviser to the Company and its then-largest stockholder) and The Vantage Group Ltd. (“Vantage”), an entity owned by Mr. Hauser, totaling $41,000 with an interest rate of 7%. The notes had maturity dates of four to 12 months from issuance.

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

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,384 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,384. The new note had an original maturity date of March 31, 2019, which has been extended to June 30, 2020, and bears interest at the rate of 7% per year, due upon maturity.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which was extended to December 31, 2019, and bore interest at the rate of 7% per year, due upon maturity. This note has been repaid.

On February 28, 2019, the Company issued and sold an original issue discount promissory note, in the principal amount of $110,000, for a purchase price of $100,000, to Lyle Hauser. The note had an original maturity date of March 31, 2019, which has been extended to June 30, 2020, and does not bear interest prior to maturity. Subsequent to maturity, the note bears interest at the rate of 9% per year. $100,000 of this note has been repaid, leaving an outstanding balance of $10,000.

On April 24, 2019, the Company entered into a subscription agreement with Advantage Life, pursuant to which Advantage Life purchased from the Company 200,000 shares of the Company’s common stock for an aggregate purchase price of $1,000,000. The closing of the sale of the shares under the subscription agreement occurred on April 30, 2019. Brian Dorr and David Dorr, who are principal shareholders of the Company, are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life.

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

On May 31, 2019, the Company entered into an amendment to its employment agreement with J. Mark Goode, the Company’s chief executive officer. See “Executive Compensation.”

During the year ended December 31, 2019 the Company paid Dorr Asset Management consulting fees and expenses of $107,306.

On April 8, 2020, the Company issued 33,000 shares of common stock to the designee of Lyle Hauser in connection with the extension of the maturity date of outstanding notes held by Mr. Hauser.

Director Independence

Neither of our directors is independent as defined under Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2019 and 2018.

Fiscal Year	Audit Fees	Audit-Related Fees		Tax Fees	All Other Fees
2019—Liggett & Webb	$34,800		$3,500	$-	$-
2018—Liggett & Webb	$15,000	$		$-	$-
2018—MaloneBailey, LLP	$31,200		$-	$-	$-

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

Tax Fees. MaloneBailey, LLP and Liggett & Webb, P.A. did not perform any tax compliance services for us during the years ended December 31, 2019 or 2018.

All other fees. MaloneBailey, LLP and Liggett & Webb, P.A., did not receive any other fees from us for the years ended December 31, 2019 or 2018.

PART IV

Item 15. Exhibits.

2.1	Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 3, 2005).

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.2	Bylaws of the Issuer (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006).

3.4	Articles of Merger changing the Registrant’s name to OmniMed International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2005).

3.5	Articles of Merger changing the Registrant’s name to MedeFile International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2006).

3.6	Certificate of Designation of Series A Preferred (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009).

3.7	Certificate of Amendment to Articles of Incorporation, filed January 21, 2009 (incorporated by referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to 10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to 10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to 8-K filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to 8-K filed October 9, 2012)

3.12	Certificate of Amendment to Articles of Incorporation filed December 19, 2015 (incorporated by reference to 8-K filed December 26, 2013)

3.12	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed February 17, 2015)

3.13	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed July 13, 2015)

3.14	Certificate of Designation of Series C Preferred Stock (incorporated by reference to 8-K filed October 4, 2017)

3.15	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed October 27, 2017)

3.16	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2018)

3.17	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 10, 2020)

10.1 ***	Employment Agreement, dated May 17, 2018, between the Company and J. Mark Goode (incorporated by reference to 8-K filed May 23, 2018)

10.2 ***	Amendment No. 1 to Employment Agreement, dated May 31, 2019, between the Company and J. Mark Goode (incorporated by reference to 8-K filed June 6, 2019)

10.3	Software License Agreement, between the Company and Swirlds, Inc. (incorporated by reference to 8-K filed December 21, 2018)

10.4	Software Order Form, between the Company and Swirlds, Inc. (incorporated by reference to 8-K filed December 21, 2018)

10.5	2019 Equity Incentive Plan (incorporated by reference to 8-K filed February 6, 2019)

10.6	Original Issue Discount Promissory Note (incorporated by reference to 8-K filed March 7, 2019)

10.7	Amendment No. 1 to Promissory Notes between the Company and Lyle Hauser (incorporated by reference to 10-K filed April 11, 2019)

10.8	Amendment No. 1 to Employment Agreement between the Company and J. Mark Goode (incorporated by reference to 8-K filed June 6, 2019)

10.9	Amendment No. 2 to Promissory Notes between the Company and Lyle Hauser (incorporated by reference to 8-K filed July 3, 2019)

10.10	Amendment No. 3 to Promissory Notes between the Company and Lyle Hauser (incorporated by reference to 8-K filed October 1, 2019)

10.11	Amendment No. 4 to Promissory Notes between the Company and Lyle Hauser (incorporated by reference to S-1/A filed January 24, 2020)

10.12	Amendment No. 5 to Promissory Notes between the Company and Lyle Hauser

14	Code of Ethics (incorporated by reference to 10-K filed April 11, 2019)

16.1	Letter from MaloneBailey, LLP (incorporated by reference to 8-K filed January 23, 2019)

21	Subsidiaries (incorporated by reference to S-1/A filed December 31, 2018)

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS *	XBRL INSTANCE DOCUMENT

EX-101.SCH *	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF *	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB *	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE *	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORO GLOBAL INC.
Date: April 13, 2020
	By:	/s/ J. Mark Goode
J. Mark Goode
President and Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ J. Mark Goode	President, Chief Executive Officer and Director	April 13, 2020
J. Mark Goode	(Principal executive, financial and accounting officer)

/s/ Niquana Noel	Director	April 13, 2020
Niquana Noel