Form 10-Q
period 2020-03-31
Coro Global Inc.
filed 2020-05-15
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 033-25126-D

Coro Global Inc.
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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 24,392,246 shares of common stock, par value $0.0001, are issued and outstanding as of May 14, 2020.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Coro Global Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$658,960	$470,800
Prepaid expenses	30,000	6,718
Total current assets	688,960	477,518

Equipment, net	7,224	7,722
Deferred offering costs	85,000	-
Dino Might program	1,979	1,979
Total assets	$783,163	$487,219

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$107,143	$153,551
Note payable - related party	80,382	180,382
Total current liabilities	187,525	333,933

Commitments and Contingencies (Note 9)	-	-

Stockholders’ equity
Preferred stock, $.0001 par value: 10,000,000 authorized, 0 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 designated 0 and 0 shares issued and outstanding on March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 24,322,746 issued and 23,572,746 outstanding as of March 31, 2020 and 24,122,746 issued and 23,372,746 outstanding as of December 31, 2019	2,357	2,337
Additional paid-in capital	40,568,980	39,276,760
Accumulated deficit	(39,975,699)	(39,125,811)
Total stockholders’ equity	595,638	153,286
Total liabilities and stockholders’ equity	$783,163	$487,219

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue	$-	$-

Operating expenses
Selling, general and administrative expenses	634,848	1,818,887
Development expense	215,040	506,669
Total operating expenses	849,888	2,325,556

Loss from operations	(849,888)	(2,325,556)

Other expenses
Interest expense	-	(11,405)
Total other expenses	-	(11,405)

Net loss	$(849,888)	$(2,336,961)

Net loss per common share: basic and diluted	$(0.04)	$(0.10)

Weighted average common shares outstanding: basic and diluted	23,447,691	22,853,468

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(849,888)	$(2,336,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	292,240	1,560,183
Amortization expense of debt discount	-	10,000
Depreciation	498	499
Changes in operating assets and liabilities
Increase in prepaid expenses	(23,282)	-
Increase in deferred offering costs	(85,000)	-
Accounts payable and accrued liabilities	(46,408)	390,321
Net cash used in operating activities	(711,840)	(375,958)

Cash flows from investing activities

Cash flow from financing activities
Bank overdraft	-	4,993
Repayments on notes payable - related party	(100,000)	-
Proceeds from notes payable - related party	-	100,000
Proceeds from related party	-	3,000
Proceeds from issuance of common stock	1,000,000	50,000
Net cash provided by financing activities	900,000	157,993

Net increase / (decrease) in cash and cash equivalents	188,160	(217,965)
Cash and cash equivalents at beginning of period	470,800	223,576
Cash and cash equivalents at end of period	$658,960	$5,611

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$961
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Convertible debentures related party to non convertible	$-	$88,164

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Condensed  Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the Three Ended March 31, 2020 and 2019

(Unaudited)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(34,275,432)	$(474,621)
Common stock issued for services	-	-	10,000	1	49,999	-	50,000
Net loss for the three months ended March 31, 2019	-	-	-	-	-	(2,336,961)	(2,336,961)
Balance March 31, 2019	-	$-	22,858,246	$2,286	$33,848,525	$(36,612,393)	$(2,761,582)

Balance December 31, 2019	-	$-	23,372,746	$2,337	$39,276,760	$(39,125,811)	$153,286
Sale of common stock	-	-	200,000	20	999,980	-	1,000,000
Stock based compensation	-	-			292,240	-	292,240
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(849,888)	(849,888)
Balance March 31, 2020	-	$-	23,572,746	$2,357	$40,568,980	$(39,975,699)	$595,638

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three Months Ended March 31, 2020

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Coro Global, Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 13, 2020. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2020, and the results of operations and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Covid-19 Pandemic

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $849,888 for the three months ended March 31, 2020 and has an accumulated deficit of $39,975,699 as of March 31, 2020. The operating losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Currently our operating accounts are approximately $368,500 above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred $0 and $0, respectively for advertising costs for the three months ended March 31, 2020 and 2019.

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

Depreciation/
Amortization
Asset Category	Period
Computer equipment	5 Years
Computer software	3 Years

Computer and equipment costs consisted of the following:

	March 31, 2020	December 31, 2019

Computer equipment	$9,964	$9,964
Accumulated depreciation	(2,740)	(2,242)
Balance	$7,224	$7,722

Depreciation expense was $498 and $499 for the three months ended March 31, 2020 and 2019, respectively.

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard was effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three months ended March 31, 2020 and 2019.

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

Reclassifications

Certain 2020 balances have been reclassified in the 2019 financial statement presentation. The reclassification of accrued interest did not have any effect on the financial statements.

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

The Company entered into an employment agreement on May 18, 2018 with Mr. Goode, which provides for an annual salary and certain other benefits. Pursuant to the employment agreement, Mr. Goode’s annual base salary is $96,000, which may increase to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and is subject to increases as set from time to time by the Board. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). Under the terms of the employment agreement as originally executed, after one year of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of March 31, 2019 and December 31, 2018 the Company accrued $1,861,178 and $300,995, respectively in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period. During the three months March 31, 2019 the Company recorded and expensed $1,560,183 for these awards.

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

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $687,003 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $292,240 for the additional value of the common stock for the vesting of the award during the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019 the unvested amount of the awards was $608,349 and $900,598, respectively.

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

The changes in this note payable to related party are reflected in the following at March 31, 2020 and December 31, 2019:

	At March 31, 2020	At December 31, 2019
Note Payable	$-	$-
Accrued interest	$19,438	$19,438

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. The new note had an original maturity date of March 31, 2019, which has been extended to June 30, 2020 (see Note 8), and bears interest at the rate of 7% per year, due upon maturity. As of March 31, 2020 and December 31, 2019, the note had a balance of $70,382 and accrued interest of $5,438.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which was extended to June 30, 2020. Following the maturity date, the note would bear a 9% annual interest rate until paid in full. During the three months ended March 31, 2020 the Company repaid a total of $100,000. As of March 31, 2020 and December 31, 2019, the note had a balance of $10,000 and $110,000, respectively. The remaining amount of the note was repaid in May 2020.

 The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of March 31, 2020 and December 31, 2019, the Dino Might asset balance was $1,979.

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred.

5. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock on September 29, 2017. All outstanding shares of Series C Preferred Stock were converted to common stock in April 2018. No shares of Series C Preferred Stock are outstanding as of March 31, 2020 and December 31, 2019, and no such shares may be re-issued.

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

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $687,003 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $292,240 for the additional value of the common stock for the vesting of the award during the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019 the unvested amount of the awards was $608,349 and $900,598, respectively.

From January 1, 2020 to March 31, 2020, the Company entered into and closed securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 200,000 shares of common stock for an aggregate purchase price of $1,000,000.

6. COMMITMENTS AND CONTINGENCIES

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform. The Company is obligated to pay a first year licensing fee of $225,000 which will be due prior to launch of the Coro product and a fee for additional nodes at $15,000 per node. In addition the Company is required to pay a 10% transaction fee for account holders on the Swirlds Customer Network. The agreement automatically renews for an additional one year and the fees may not increase more than 1%.

On March 9, 2020, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which we engaged Aegis to act as lead underwriter in connection with a proposed public offering of common stock by the Company. In the event the contemplated offering is completed, the agreement contemplates, that (subject to execution of an underwriting agreement for the offering) Aegis will be entitled to a 8% underwriting discount, a 1% non-accountable expense allowance, reimbursement of certain expenses, and warrants to purchase 8% of the number of shares of common stock sold in the offering. The agreement has a term that ends six months from the date thereof or upon completion of the proposed offering. As of March 31, 2020 the Company has recorded $85,000 of deferred offering costs consisting of $60,000 of legal fees and $25,000 of underwrite due diligence fees. Upon the completion of the offering the Company will reclassify to additional paid in capital.

7. RELATED PARTY

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. The new note had an original maturity date of March 31, 2019, which has been extended to June 30, 2020 (see Note 8), and bears interest at the rate of 7% per year, due upon maturity. As of March 31, 2020 and December 31, 2019, the note had a balance of $70,382 and accrued interest of $5,438.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which was extended to December 31, 2019, and bore interest at the rate of 7% per year, due upon maturity. Accrued interest at March 31, 2020 and December 31, 2019 amounted to $1,245. The Company repaid note in full on November 19, 2019.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which was extended to June 30, 2020. Following the maturity date, the note would bear a 9% annual interest rate until paid in full. During the three months ended March 31, 2020 the Company repaid a total of $100,000. As of March 31, 2020 and December 31, 2019, the note had a balance of $10,000 and $110,000, respectively.

During the three months ended March 31, 2020 and 2019 the Company paid Dorr Asset Management consulting fees and expenses of $68,367 and $0, respectively. Dorr Asset Management is controlled by Brian and David Dorr, related parties to the Company.

8. SUBSEQUENT EVENTS

On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser, consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $70,384,as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment no. 4 thereto, dated January 17, 2020; and (ii) an original issue discount promissory note, dated on or about February 28, 2019, in the original principal amount of $110,000 (of which $100,000 has been repaid, leaving an outstanding balance of $10,000), as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment No. 4 thereto, dated January 17, 2020, was extended to June 30, 2020. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. Between April 1, 2020 to May 14, 2020, the Company repaid $25,000 of loans due to Lyle Hauser.

From April 1, 2020 to May 5, 2020, we entered into and closed securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 10,000 shares of common stock for an aggregate purchase price of $50,000.

On May 5, 2020, we issued 26,500 shares of common stock to consultants pursuant to two consulting agreements, including one issuance of 22,500 shares and one issuance of 4,000 shares, for business development consulting services.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events, are based on estimates and assumptions as of the date of this report and are subject to risks and uncertainties, many of which are beyond our control, that could cause our actual results to differ materially from those in these forward-looking statements. We discuss many of these risks in greater detail under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on April 13, 2020. Moreover, new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable law.

Overview

We are developing financial technology products and solutions that use distributed ledger technologies for improved security, speed, and reliability.

We have not yet commenced sales of any current products. We are developing the following planned products:

1. Coro is a global money transmitter that will allow customers to send, receive, and exchange currencies faster, cheaper and more securely. We believe Coro will be the world’s first global payment application that includes gold, the oldest and most trusted currency. Following licensure and launch in the United States, we will pursue money transmission licenses in foreign countries such as Mexico and Canada. Coro’s technology facilitates money transmission and exchange with faster speeds, better security, and lower costs than existing options in the marketplace. At launch, Coro will provide the ability to send, receive and exchange U.S. dollars and gold. The exchange rate between U.S. dollars and gold is transparent and set by the London Bullion Market Association (LBMA) and the global banks that are market makers in foreign currency exchange. The initial development of our money transmission technology and mobile application functionality is now complete. Coro is now undergoing an intensive phase of integrations and testing. We anticipate commercial launch of Coro by the end of the second quarter of 2020.

2. Financial Crime Risk Management (FCRM) platform – We believe there are currently two problems with anti-money laundering/know your customer (or AML/KYC) solutions. The first problem is that the laws and compliance regulations have increased faster than compliance officers have been able to respond. The result is a bottle-neck, slowing global financial transactions. Onboarding new clients of financial institutions is both complex and difficult. Once onboarded the ongoing monitoring of transactions for suspicious activity has become an even greater challenge. The technology industry has been rushing to provide solutions to meet compliance requirements. Unfortunately, most of the compliance solutions offered are fragmented and inefficient. Even the best solutions only excel at one element of the AML/KYC process. With this need in mind we are developing our FCRM platform, an integrated AML/KYC onboarding and transaction monitoring solution that provides an affordable and fully integrated compliance solution for compliance departments that meet the rigorous demands of government regulators, while supporting customers. A form of the FCRM technology will be built into Coro, but FCRM will require additional development as a stand-alone product. We anticipate launching FCRM as a stand-alone product during late 2020.

References in this report to “we,” “us,” the “Company” and “our” refer to Coro Global Inc. together with its wholly-owned subsidiaries.

Results of Operations for the three months ended March 31, 2020 and 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 totaled $634,848, a decrease of $1,184,039 or approximately 65% compared to selling, general and administrative expenses of $1,818,887 for the three months ended March 31, 2019. During the three months ended March 31, 2020 stock compensation due to consulting fees decreased by $1,267,943 to $292,240 for the three months ended March 31, 2020 from $1,581,183 for the three months ended March 31, 2019, This was partially offset by other consulting fees increasing by $111,766 to $184,265 for the three months ended March 31, 2020 compared to $72,499 for the three months ended March 31, 2019 in connection with the expansion of our operations. The remaining operating costs remained constant.

Development Expense

Development expenses for the three months ended March 31, 2020 totaled $215,040 compared to $506,669 for the three months ended March 31, 2019. We incurred significantly higher development expenses, including fees paid to vendors, for our planned Coro product during the three months ended March 31, 2019 compared to the three months ended March 31, 2020.

Interest Expense

Interest expense on debentures for the three months ended March 31, 2020 and 2019, was $0 and $11,405, respectively. Interest expense during three months ended March 31, 2019 included the amortization of $10,000 of beneficial conversion of convertible loans.

Other Expense

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2020 was ($849,888) or ($0.04) per share, a decrease of $(1,487,073) or 63%, compared to net loss of ($2,336,961), or ($0.10) per share, during the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $658,960, compared to cash of $470,800 as of December 31, 2019. Net cash used in operating activities for the three months ended March 31, 2020 was $711,840. Our current liabilities as of March 31, 2020 of $187,525 consisted of: $107,143 for accounts payable and accrued liabilities, and note payable – related party of $80,382.

During the three months ended March 31, 2020 we entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 200,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $1,000,000. We repaid $100,000 of the $110,000 outstanding principal of a note payable from a then-related party.

As of March 31, 2019, we had cash of $5,611, which compared to cash of $223,576 as of December 31, 2018. Net cash used in operating activities for the three months ended March 31, 2019 was $375,958.

During the three months ended March 31, 2019 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 10,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $50,000. A related party advanced the Company $3,000 and the Company issued a $110,000 promissory note to a then-related partywith an original issue discount of $10,000.

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

Critical Accounting Policies and Estimates

Revenue Recognition

Effective January 1, 2018, we recognize revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard was effective for the first interim period within annual reporting periods beginning after December 15, 2017, and we adopted the standard using the modified retrospective approach effective January 1, 2018. The adoption of this guidance did not have a material impact on our financial statements.

Stock-Based Compensation

We account for all compensation related to stock, options or warrants using a fair value-based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

Impairment of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct our long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets.” ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals.

Recently Issued Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, we sold 200,000 shares of common stock to accredited investors at a purchase price of $5.00 per share (including previously reported sales).

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
32.1	Section 1350 Certification of Chief Executive Officer**
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coro Global Inc.

Date: May 15, 2020	By:	/s/ J. Mark Goode
J. Mark Goode
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)