Form 10-Q
period 2020-06-30
Coro Global Inc.
filed 2020-08-11
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(866) 806-2676
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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 24,888,246 shares of common stock, par value $0.0001, are issued and outstanding as of August 10, 2020.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Coro Global Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$1,078,933	$470,800
Prepaid expenses	50,939	6,718
Total current assets	1,129,872	477,518

Deferred offering costs	119,025	-
Equipment, net	6,726	7,722
Dino Might program	1,979	1,979
Total assets	$1,257,602	$487,219

Liabilities and Stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$159,187	$153,551
Note payable - related party	55,382	180,382
Total current liabilities	214,569	333,933

Commitments and Contingencies (Note 9)	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 shares designated 0 and 0 shares issued and outstanding on June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.0001 par value: 700,000,000 shares authorized; 24,741,246 shares issued and 24,491,246 outstanding as of June 30, 2020 and 24,129,746 shares issued and 23,372,746 outstanding as of December 31, 2019	2,449	2,337
Additional paid-in capital	42,883,756	39,276,760
Accumulated deficit	(41,843,172)	(39,125,811)
Total stockholders’ equity	1,043,033	153,286
Total liabilities and stockholders’ equity	$1,257,602	$487,219

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three months ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$-	$-	$-	$-

Operating expenses
Selling, general and administrative expenses	1,429,007	711,150	2,063,855	2,530,037
Development expense	273,466	200,005	488,506	706,674
Total operating expenses	1,702,473	911,155	2,552,361	3,236,711

Loss from operations	(1,702,473)	(911,155)	(2,552,361)	(3,236,711)

Other expenses
Interest expense	(165,000)	(3,570)	(165,000)	(14,975)
Total other expenses	(165,000)	(3,570)	(165,000)	(14,975)

Net loss	$(1,867,473)	$(914,725)	$(2,717,361)	$(3,251,686)

Net loss per common share: basic and diluted	$(0.08)	$(0.04)	$(0.11)	$(0.14)

Weighted average common shares outstanding: basic and diluted	23,933,037	23,030,627	23,705,364	22,942,537

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	(2,717,361)	(3,251,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	857,408	96,100
Warrants issue for services	399,200	-
Common stock issued for debt extension	165,000	-
Amortization expense of debt discount	-	9,921
Depreciation	996	997
Amortization of prepaid expenses	(44,221)	32,222
Change in derivative liability - convertible debentures	-	1,861,413
Changes in operating assets and liabilities
Increase in deferred offering costs	(119,025)	-
Accounts payable and accrued liabilities	5,636	89,837
Net cash used in operating activities	(1,452,367)	(1,161,196)

Cash flows from investing activities	-	-

Cash flow from financing activities
Proceeds for exercise of warrants	500	-
Repayments on notes payable - related party	(125,000)	(50,000)
Proceeds from notes payable - related party	-	100,000
Proceeds from related party	-	3,000
Repayments to related party	-	(3,000)
Proceeds from issuance of common stock	2,185,000	1,350,000
Net cash provided by financing activities	2,060,500	1,400,000

Net increase in cash and cash equivalents	608,133	238,804
Cash and cash equivalents at beginning of period	470,800	223,576
Cash and cash equivalents at end of period	$1,078,933	$462,380

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Convertible debentures related party to non convertible	$-	$88,162
Reclassification of derivative liability to additional paid in capital	$-	$1,262,408
Common stock issued conversion for conversion of notes payable - related party	$-	$50,000
Common stock issued for prepaid consulting services	$-	$100,000
Common stock issued for note extension	$165,000	$-

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the Three Ended June 30, 2020 and 2019

(Unaudited)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
March 31, 2019	-	-	22,858,426	$2,286	$33,848,525	$(36,612,393)	$(2,761,582)
Common stock issued for the conversion of note payable	-	-	10,000	1	49,999	-	50,000
Common stock issued for services	-	-	20,000	2	99,998	-	100,000
Amortization of stock compensation	-	-	-	-	96,100	-	96,100
Common stock issued for the conversion of deferred compensation	-	-	-	-	2,162,408	-	2,162,408
Sale of common stock	-	-	260,000	26	1,299,974	-	1,300,000
Net loss	-	-	-	-	-	(914,725)	(914,725)
Balance June 30, 2019	-	$-	23,148,426	$2,315	$37,557,004	$(37,527,118)	$32,201

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
March 31, 2020	-	$-	23,572,746	$2,357	$40,568,980	$(39,975,699)	$595,638
Common stock issued for services	-	-	68,500	7	342,493	-	342,500
Sale of common stock	-	-	237,000	24	1,184,976	-	1,185,000
Stock based compensation	-	-	500,000	50	222,618	-	222,668
Warrants issued for services		-	-	-	399,200	-	399,200
Exercise of warrants	-	-	80,000	8	492	-	500
Common stock issued for note extension	-	-	33,000	3	164,997	-	165,000
Net loss	-	-	-	-	-	(1,867,473)	(1,867,473)
Balance June 30, 2020	-	$-	24,491,246	$2,449	$42,883,756	$(41,843,172)	$1,043,033

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(34,275,432)	$(474,621)
Common stock issued for services	-	-	20,000	2	99,998	-	100,000
Common stock issued for the conversion of deferred compensation	-	-	-	-	2,162,408	-	2,162,408
Amortization of stock compensation	-	-	-	-	96,100		96,100
Common stock issued for the conversion of note payable			10,000	1	49,999		50,000
Sale of common stock	-	-	270,000	27	1,349,973	-	1,350,000
Net loss	-	-	-	-	-	(3,251,686)	(3,251,686)
Balance June 30, 2019	-	$-	23,148,246	$2,315	$37,557,004	$(37,527,118)	$32,201

Balance December 31, 2019	-	$-	23,372,746	$2,337	$39,276,760	$(39,125,811)	$153,286
Common stock issued for services	-	-	68,500	7	342,493	-	342,500
Sale of common stock	-	-	437,000	44	2,184,956	-	2,185,000
Stock based compensation	-	-	500,000	50	514,858	-	514,908
Warrants issued for services		-	-	-	399,200	-	399,200
Exercise of warrants	-	-	80,000	8	492	-	500
Common stock issued for note extension	-	-	33,000	3	164,997	-	165,000
Net loss	-	-	-	-	-	(2,717,361)	(2,717,361)
Balance June 30, 2020	-	$-	24,491,246	$2,449	$42,883,756	$(41,843,172)	$1,043,033

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

Coro Global Inc.

Notes to the Condensed Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2020

(Unaudited)

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Coro Global Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 13, 2020. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2020, and the results of operations and cash flows for the three and six months ended June 30, 2020 and 2019. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principle of Consolidation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiary, Coro Corp., which was organized in the State of Nevada on September 14, 2018.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business Operations

Coro Global Inc. is a Nevada corporation that was originally formed on November 1, 2005. On September 14, 2018 the Company formed a wholly owned subsidiary, Coro Corp. The Company is focused on dynamic global growth opportunities in the financial technology, or Fintech industry. The Company is developing products and technology solutions for global payments and the financial industry. Effective January 9, 2020, the Company changed its name to Coro Global Inc.

Covid-19 Pandemic

The Company’s operations have been materially and adversely impacted by the Covid-19 pandemic. The Company is located in Dade County, Florida which was subject to a “stay at home” order effective March 26, 2020, and which was lifted effective May 20, 2020. The effect of Covid-19 on the business, has since been limited to experiencing delays in obtaining registrations and/or licenses from various state governmental agencies due to staff being temporarily suspended or working remotely.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $2,717,361 for the six months ended June 30, 2020 and has an accumulated deficit of $41,843,172 as of June 30, 2020. The operating losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Currently our operating accounts are approximately $579,000 above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred $125,381, $125,381, $0 and $0, respectively for advertising costs for the three and six months ended June 30, 2020 and 2019.

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

Depreciation/
Amortization
Asset Category	Period
Computer equipment	5 Years
Computer software	3 Years

Computer and equipment costs consisted of the following:

	June 30, 2020	December 31, 2019

Computer equipment	$9,964	$9,964
Accumulated depreciation	(3,238)	(2,242)
Balance	$6,726	$7,722

Depreciation expense was $498, and $499 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $996, and $997 for the six months ended June 30, 2020 and 2019, respectively.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and six months ended June 30, 2020 and 2019.

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

On May 31, 2019, the Company entered into amendment no. 1 to the Company’s employment agreement with Mr. Goode. Pursuant to the amendment, the Company’s obligation to issue additional shares of common stock as compensation to Mr. Goode was amended, such that, the Company issued to Mr. Goode and his designee 750,000 shares of common stock upon execution of the amendment, and the Company will have no further obligation to issue to Mr. Goode shares under the employment agreement. Mr. Goode would have been or will be required to return such 750,000 shares to the Company as follows:

●	Mr. Goode would have been required to return 500,000 of such shares to the Company if he was not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2020 (the second anniversary of the agreement); and

●	Mr. Goode will return 250,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2021 (the third anniversary of the agreement).

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $514,908 for the additional value of the common stock for the vesting of the award. As of June 30, 2020 the unvested amount of the awards was $385,681.

During the six months ended June 30, 2020, 500,000 shares of Mr. Goode common stock vested.

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

The changes in this note payable to related party are reflected in the following at June 30, 2020 and December 31, 2019:

	At June 30, 2020	At December 31, 2019
Note Payable	$-	$-
Accrued interest	$19,438	$19,438

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser, consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $70,384,as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment no. 4 thereto, dated January 17, 2020; and (ii) an original issue discount promissory note, dated on or about February 28, 2019, in the original principal amount of $110,000 (of which $100,000 had been repaid, leaving an outstanding balance of $10,000), as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment No. 4 thereto, dated January 17, 2020, was extended to June 30, 2020. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. Between April 1, 2020 to June 30, 2020, the Company repaid $15,000 of the notes due to Lyle Hauser. As of June 30, 2020 and December 31, 2019, the note dated January 14, 2019 had a balance of $55,382 and accrued interest of $5,438. On July 27, 2020 the maturity date of the note dated January 14, 2019 was extended to September 30, 2020. See note 8.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which was extended to June 30, 2020. Following the maturity date, the note would bear a 9% annual interest rate until paid in full. During the six months ended June 30, 2020 the Company repaid a total of $110,000. As of June 30, 2020 and December 31, 2019, the note had a balance of $0 and $110,000, respectively.

 The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of June 30, 2020 and December 31, 2019, the Dino Might asset balance was $1,979.

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

On May 31, 2019, the Company entered into amendment no. 1 to the Company’s employment agreement with J. Mark Goode, the Company’s chief executive officer and director. Pursuant to the amendment, the Company’s obligation to issue additional shares of common stock as compensation to Mr. Goode was amended, such that, the Company issued to Mr. Goode and his designee 750,000 shares of common stock upon execution of the amendment, and the Company will have no further obligation to issue to Mr. Goode shares under the employment agreement. Mr. Goode would have been or will be required to return such 750,000 shares to the Company as follows:

●	Mr. Goode would have been required to return 500,000 of such shares to the Company if he was not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2020 (the second anniversary of the agreement); and

●	Mr. Goode will return 250,000 of such shares to the Company if he is not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2021 (the third anniversary of the agreement).

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $687,003 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $514,908 for the additional value of the common stock for the vesting of the award during the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019 the unvested amount of the awards was $385,681 and $900,589, respectively.

During the six months ended June 30, 2020, 500,000 shares of Mr. Goode common stock vested.

From January 1, 2020 to June 30, 2020, the Company entered into and closed securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 437,000 shares of common stock for an aggregate purchase price of $2,185,000.

On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser was extended to June 30, 2020. See Note 3. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. Between April 1, 2020 to May 14, 2020, the Company repaid $25,000 of notes due to Lyle Hauser.

During the six months ended June 30, 2020 the Company issued a total of 68,500 shares of common stock valued at $342,500 ($5.00 per share) to various consultant for consulting and business development.

On June 22, 2020, the Company issued, to a consultant for services, six-month warrants to purchase 30,000 shares of common stock with an exercise price of $0.01. The warrant was exercised prior to June 30, 2020. The Company recognized an expense of $149,700 ($5.00 per share) the current fair value for common stock.

On June 22, 2020, the Company issued to Niquana Noel, the Company’s chief operating officer, for services provided, six-month warrants to purchase 50,000 shares of common stock, with an exercise price of $0.01. The warrant was exercised prior to June 30, 2020. The Company recognized an expense of $249,500 ($5.00 per share) the current fair value for common stock.

6. COMMITMENTS AND CONTINGENCIES

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform, and on June 23, 2020, the agreement was amended and restated software license agreement (as amended, the “Swirlds Agreement”). Pursuant to the Swirlds Agreement, the Company extended its license from Swirlds of Hashgraph technology for use in the Company’s Coro payment platform. The term and fees of such license will be as set forth in any applicable order form. In connection with the Swirlds Agreement, the Company and Swirlds executed an order form (the “Order Form”), which amends, restates and supersedes the order form between the Company and Swirlds dated December 13, 2018, whereby the Company will license 15 nodes from Swirlds, at a license fee of $15,000 per node, for a term of one (1) year, for a license fee of $225,000. Pursuant to the Order Form, the license of the nodes will automatically renew for additional one (1) year terms unless and until either party terminates the Swirlds Agreement or provides notice of non-renewal of the license then in effect. Should the license for any of the foregoing 15 nodes renew for any additional year, the license fee per node will drop to $3,000 per node per year.

Additionally, pursuant to the Order Form, the Company will pay Swirlds quarterly fees based on the aggregate value of all transaction fees the Company collects in that quarter from customers whose transactions were processed on the Coro payment platform using Swirld’s Hashgraph algorithm. The Company will also pay quarterly network transaction fees on all transactions (other than transactions for fiat), that are conducted by a Coro network user. If such quarterly network transaction fees equal less than $5,000, the Company will pay Swirlds $5,000 for that quarter.

On March 9, 2020, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which we engaged Aegis to act as lead underwriter in connection with a proposed public offering of common stock by the Company. In the event the contemplated offering is completed, the agreement contemplates, that (subject to execution of an underwriting agreement for the offering) Aegis will be entitled to a 8% underwriting discount, a 1% non-accountable expense allowance, reimbursement of certain expenses, and warrants to purchase 8% of the number of shares of common stock sold in the offering. The agreement has a term that ends six months from the date thereof or upon completion of the proposed offering. As of June 30, 2020, the Company has recorded $119,025 of deferred offering costs consisting of $85,000 of legal fees, exchange listing fees of $9,025 and $25,000 of underwrite due diligence fees. Upon the completion of the offering the Company will reclassify to additional paid in capital.

On June 24, 2020, the board of directors of the Company adopted a compensation program for independent directors. Under the program, independent directors will be entitled to a quarterly cash fee of $7,500 and 7,500 shares of common stock on a quarterly basis (each due and payable quarterly in arrears). As of June 30, 2020, the Company had appointed three independent directors.

7. RELATED PARTY

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. The new note had an original maturity date of March 31, 2019, which has been extended to September 30, 2020 (see Note 8), and bears interest at the rate of 7% per year, due upon maturity. During the six months ended June 30, 2020 the Company repaid an additional $15,000. As of June 30, 2020, and December 31, 2019, the note had a balance of $55,382 and accrued interest of $5,438.

On January 14, 2019 the Company entered into an exchange agreement with Vantage. Pursuant to the exchange agreement, Vantage exchanged the remaining amount due on a convertible promissory note of the Company, equal to $17,780 (including accrued interest) held by Vantage for a new non-convertible promissory note of the Company in the principal amount of $17,780. The new note had an original maturity date of March 31, 2019, which was extended to December 31, 2019, and bore interest at the rate of 7% per year, due upon maturity. Accrued interest at June 30, 2020 and December 31, 2019 amounted to $1,245. The Company repaid note in full on November 19, 2019.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which was extended to June 30, 2020. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. Following the maturity date, the note would bear a 9% annual interest rate until paid in full. During the six months ended June 30, 2020 the Company repaid a total of $110,000. As of June 30, 2020, and December 31, 2019, the note had a balance of $0 and $110,000, respectively.

During the three and six months ended June 30, 2020 and 2019 the Company paid Dorr Asset Management consulting fees and expenses of $75,000, $143,367, $0, and $0, respectively. Dorr Asset Management is controlled by Brian and David Dorr, related parties to the Company.

8. SUBSEQUENT EVENTS

From July 1, 2020 to August 15, 2020, we entered into and closed securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 147,000 shares of common stock for an aggregate purchase price of $735,000.

From July 15, 2020 to August 4, 2020, the Company repaid $60,000 of a promissory note, dated January 14, 2019 in the original principal amount of $70,384.32, held by Lyle Hauser. See Note 4.

On July 22, 2020, the Company issued 30,000 shares of common stock to a consultant upon exercise of warrants with an exercise price of $0.01 per share.

On July 27, 2020, the maturity date of an outstanding note held by Lyle Hauser dated on or about January 14, 2019, in the original principal amount of $70,384.32, was extended to September 30, 2020. See Note 4.

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

Overview

We have developed financial technology products and solutions that use distributed ledger technologies for improved security, speed, and reliability. We recently commenced commercializing our CORO product, as further described below.

We have developed the following products and solutions:

1.  CORO is a global money transmitter that allows customers to send, receive, and exchange currencies faster, cheaper and more securely, initially including the ability to send, receive and exchange U.S. dollars and gold. Our mission through CORO is to democratize access to gold as sound money. The CORO mobile app was completed and released in select U.S. markets in August 2020 and we expect to expand the launch of the app throughout 2020, and subsequently to pursue money transmission licenses in foreign countries such as Mexico and Canada. We believe CORO is the world’s first global payment application that includes gold, the oldest and most trusted money. CORO’s technology facilitates money transmission and exchange with faster speeds, better security, and lower costs than existing options in the marketplace.

2. Financial Crime Risk Management (FCRM) platform – We believe there are currently two problems with anti-money laundering/know your customer (or AML/KYC) solutions. The first problem is that the laws and compliance regulations have increased faster than compliance officers have been able to respond. The result is a bottle-neck, slowing global financial transactions. Onboarding new clients of financial institutions is both complex and difficult. Once onboarded the ongoing monitoring of transactions for suspicious activity has become an even greater challenge. The technology industry has been rushing to provide solutions to meet compliance requirements. Unfortunately, most of the compliance solutions offered are fragmented and inefficient. Even the best solutions only excel at one element of the AML/KYC process. With this need in mind, we have developed our FCRM platform, an integrated AML/KYC onboarding and transaction monitoring solution that provides an affordable and fully integrated compliance solution for compliance departments that meet the rigorous demands of government regulators, while supporting customers. Our FCRM technology has been completed and is incorporated within the Coro mobile app. We anticipate that by the end of 2020, we will determine whether to commercialize FCRM as a stand-alone product.

References in this report to “we,” “us,” the “Company” and “our” refer to Coro Global Inc. together with its wholly-owned subsidiaries.

Results of Operations for the three months ended June 30, 2020 and 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 were $1,429,007, an increase of $717,857 or approximately 101% compared to selling, general and administrative expenses of $711,150 for the three months ended June 30, 2019. Stock compensation due to consulting fees increased by $469,068 to $561,163 for the three months ended June 30, 2020 from stock compensation expense of $96,100 for the three months ended June 30, 2019, in connection with the expansion of our operations. During the three months ended June 30, 2020 the Company incurred advertising costs of $125,381 compared to $0 for the three month ended June 30, 2019, due to the Company preparing to launch its CORO product. The remaining operating costs remained constant.

Development Expense

Development expenses for the three months ended June 30, 2020 were $273,466 compared to $200,005 for the three months ended June 30, 2019. We incurred significantly higher development expenses, including fees paid to vendors, for our planned CORO product during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 as we prepared to launch our CORO product.

Interest Expense

Interest expense on debentures for the three months ended June 30, 2020 and 2019, was $165,000 and $3,750, respectively. Interest expense during the three months ended June 30, 2020 included the expense for issuing 33,000 shares of common stock valued at $165,000 for the extension of a loan to a related party.

Other Expense

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2020 was ($1,867,473) or ($0.08) per share, an increase of $(952,748) or 104%, compared to net loss of ($914,725), or ($0.04) per share, during the three months ended June 30, 2019.

Results of Operations for the six months ended June 30, 2020 and 2019

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2020 were $2,063,855, a decrease of $466,182 or approximately 18% compared to selling, general and administrative expenses of $2,530,037 for the six months ended June 30, 2019. Stock compensation due to consulting fees increased by $761,308 to $857,408 for the six months ended June 30, 2020 from stock compensation expense of $96,100 for the six months ended June 30, 2019, in connection with the expansion of our operations. During the six months ended June 30, 2020 the Company incurred advertising costs of $125,381 compared to $0 for the six month ended June 30, 2019, as the Company prepared to launch its CORO product. The decrease in expense were mainly attributable to modifications of stock based compensation expenses of $1,957,313 as well as reduced legal, and consulting expenses paid to contractors.

Development Expense

Development expenses for the six months ended June 30, 2020 were $488,506 compared to $706,674 for the six months ended June 30, 2019. We incurred significantly higher development expenses, including fees paid to vendors, for our planned CORO product during the six months ended June 30, 2019 compared to the six months ended June 30, 2020. The reduction in expense was due to the Company using in-house developers rather than a third party contractor.

Interest Expense

Interest expense on debentures for the six months ended June 30, 2020 and 2019, was $165,000 and $14,975, respectively. Interest expense during six months ended June 30, 2020 included the expense for issuing 33,000 shares of common stock valued at $165,000 for the extension of a loan to a related party.

Other Expense

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2020 was ($2,717,361) or ($0.11) per share, an decrease of $(534,325) or 16%, compared to net loss of ($3,251,686), or ($0.14) per share, during the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $1,078,933, compared to cash of $470,800 as of December 31, 2019. Net cash used in operating activities for the six months ended June 30, 2020 was $1,452,367. Our current liabilities as of June 30, 2020 of $214,569 consisted of: $159,187 for accounts payable and accrued liabilities, and note payable – related party of $55,382.

During the six months ended June 30, 2020 we entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 437,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $2,185,000. We repaid $15,000 of the $70,382 outstanding principal of a note payable from a then-related party. The balance at June 30, 2020 was $55,382. A total of $125,000 was repaid during the six months ended June 30, 2020.

Net cash used in operating activities for the six months ended June 30, 2019 was $1,161,196.

During the six months ended June 30, 2019 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 270,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $1,350,000. The Company issued a $110,000 promissory note to a then-related party with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which was extended to June 30, 2020 and has been repaid. The Company repaid $50,000 of a convertible loan to a then-related party and exchanged the remaining $50,000 into 10,000 shares of common stock valued at $50,000.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, 2020, we issued 33,000 shares of common stock to the designee of a noteholder as consideration for extension of the maturity date on a promissory note.

During the three months ended June 30, 2020, the Company issued and sold an aggregate of 237,000 shares of common stock (including previously reported sales) to accredited investors at a purchase price of $5.00 per share for aggregate gross proceeds of $1,185,000.

During the three months ended June 30, 2020, we issued 29,500 shares of common stock to consultants for services.

In connection with the foregoing, we relied upon the exemption for registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

Coro Global Inc.

Date: August 11, 2020	By:	/s/ J. Mark Goode
J. Mark Goode
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)