Form 10-Q
period 2020-09-30
Coro Global Inc.
filed 2020-11-23
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 033-25126-D

Coro Global Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Brickell 21 Financial Centre 1200 Brickell Avenue, Suite 310 Miami, FL	33131
(Address of principal executive offices)	(zip code)

(866) 806-2676

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 25,052,746 shares of common stock, par value $0.0001, are issued and outstanding as of November 20, 2020.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Coro Global Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash	$1,396,545	$470,800
Cash – restricted	87,380	-
Surety Bonds	19,237	-
Prepaid expenses	269,342	6,718
Total current assets	1,772,504	477,518

Equipment, net	8,731	7,722
Dino Might program	1,979	1,979
Total assets	$1,783,214	$487,219

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$407,415	$153,551
Due to customers, net	86,719	-
Note payable - related party	-	180,382
Total current liabilities	494,134	333,933

Commitments and Contingencies (Note 9)	-	-

Stockholders’ deficit
Preferred stock, $.0001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 shares designated and 0 shares issued and outstanding on September 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $.0001 par value: 700,000,000 shares authorized; 25,052,746 shares issued and 24,802,746 shares outstanding as of September 30, 2020 and 24,129,746 shares issued and 23,372,746 shares outstanding as of December 31, 2019	2,480	2,337
Additional paid-in capital	44,540,849	39,276,760
Accumulated deficit	(43,254,249)	(39,125,811)
Total stockholders’ deficit	1,289,080	153,286
Total liabilities and stockholders’ deficit	$1,783,214	$487,219

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Coro Global Inc.

 Consolidated Statements of Operations

(Unaudited)

	For the Three months ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Transaction revenue	$316	$-	$316	$-
Transaction revenue - related party	102	-	102	-
	418	-	418	-

Operating expenses
Selling, general and administrative expenses	988,972	629,154	3,052,827	3,159,191
Development expense	422,523	184,021	911,029	890,695
Total operating expenses	1,411,495	813,175	3,963,856	4,049,886

Loss from operations	(1,411,077)	(813,175)	(3,963,438)	(4,049,886)

Other expenses
Interest expense	-	(2,236)	(165,000)	(17,211)
Total other expenses	-	(2,236)	(165,000)	(17,211)

Net loss	$(1,411,077)	$(815,411)	$(4,128,438)	$(4,067,097)

Net loss per common share: basic and diluted	$(0.06)	$(0.04)	$(0.17)	$(0.18)

Weighted average common shares outstanding: basic and diluted	24,669,159	23,147,286	24,670,420	23,019,748

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Coro Global Inc.

 Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the Three Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
June 30, 2019	-	-	23,148,246	$2,315	$37,557,004	$(37,527,118)	$32,201
Amortization of stock compensation	-	-	-	-	295,452	-	295,452
Sale of common stock	-	-	50,000	5	249,995	-	250,000
Net loss	-	-	-	-	-	(815,411)	(815,411)

Balance September 30, 2019	-	$-	23,198,246	$2,320	$38,102,451	$(38,342,529)	$(237,758)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
June 30, 2020	-	$-	24,491,246	$2,449	$42,883,756	$(41,843,172)	$1,043,033
Common stock issued for services	-	-	31,500	3	149,623	-	149,626
Sale of common stock	-	-	280,000	28	1,400,272	-	1,400,300
Stock based compensation	-	-	-	-	107,198	-	107,198
Warrants issued for services		-	-	-		-	-
Exercise of warrants	-	-				-	-
Common stock issued for note extension	-	-				-	-
Net loss	-	-	-	-	-	(1,411,077)	(1,411,077)

Balance September 30, 2020	-	$-	24,802,746	$2,480	$44,540,849	$(43,254,249)	$1,289,080

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Coro Global Inc.

 Consolidated Statements of Changes in Stockholders’ Equity / (Deficit)

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(34,275,432)	$(474,621)
Common stock issued for services	-	-	20,000	2	99,998	-	100,000
Common stock issued for the conversion of deferred compensation	-	-	-	-	2,162,408	-	2,162,408
Amortization of stock compensation	-	-	-	-	391,552		391,552
Common stock issued for the conversion of note payable			10,000	1	49,999		50,000
Sale of common stock	-	-	320,000	32	1,599,968	-	1,600,000
Net loss	-	-	-	-	-	(4,067,097)	(4,067,097)

Balance September 30, 2019	-	$-	23,198,246	$2,320	$38,102,451	$(38,342,529)	$(237,758)

Balance December 31, 2019	-	$-	23,372,746	$2,337	$39,276,760	$(39,125,811)	$153,286
Common stock issued for services	-	-	100,000	10	492,115	-	492,125
Sale of common stock	-	-	717,000	72	3,584,928	-	3,585,000
Stock based compensation	-	-	500,000	50	622,057	-	622,107
Warrants issued for services		-	-	-	399,200	-	399,200
Exercise of warrants	-	-	80,000	8	792	-	800
Common stock issued for note extension	-	-	33,000	3	164,997	-	165,000
Net loss	-	-	-	-	-	(4,128,438)	(4,128,438)

Balance September 30, 2020	-	$-	24,802,746	$2,480	$44,540,849	$(43,254,249)	$1,289,080

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Coro Global Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	(4,128,438)	(4,067,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,114,232	2,252,965
Warrants issue for services	399,200	-
Common stock issued for debt extension	165,000	-
Amortization expense of debt discount	-	9,921
Depreciation	1,504	1,486
Amortization of prepaid expenses	(262,624)	83,333
Changes in operating assets and liabilities
Increase in surety bonds	(19,237)	-
Due to customers	86,719	-
Accounts payable and accrued liabilities	253,864	(42)
Net cash used in operating activities	(2,389,780)	(1,719,434)

Cash flows from investing activities
Purchase of Equipment	(2,513)	(588)
Net cash used in investing activities	(2,513)	(588)

Cash flow from financing activities
Proceeds from exercise of warrants	800	-
Repayments on notes payable - related party	(180,382)	(50,000)
Proceeds from notes payable - related party	-	100,000
Proceeds from related party	-	3,000
Repayments to related party		(3,000)
Proceeds from issuance of common stock	3,585,000	1,600,000
Net cash provided by financing activities	3,405,418	1,650,000

Net increase / (decrease) in cash and cash equivalents	1,013,125	(70,022)
Cash and cash equivalents at beginning of period	470,800	223,576
Cash and cash equivalents at end of period	$1,483,925	$153,554

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,618	$961
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Convertible debentures related party to non convertible	$-	$88,241
Reclassification of derivative liability to additional paid in capital	$-	$2,162,408
Common stock issued conversion for conversion of notes payable - related party	$-	$50,000
Common stock issued for prepaid consulting services	$-	$100,000

The accompanying notes are an integral part of these consolidated unaudited financial statements.

Coro Global Inc.

Notes to the Consolidated Financial Statements
For The Three and Nine Months Ended September 30, 2020

(Unaudited)

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Coro Global Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on April 13, 2020. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2020, and the results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Principle of Consolidation

The accompanying financial statements present on a consolidated basis the accounts of the Company and its wholly owned subsidiary, Coro Corp., which was organized in the State of Nevada on September 14, 2018.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business Operations

Coro Global Inc. is a Nevada corporation that was originally formed on November 1, 2005. On September 14, 2018 the Company formed a wholly owned subsidiary, Coro Corp. The Company is focused on dynamic global growth opportunities in the financial technology (Fintech) industry. Effective January 9, 2020, the Company changed its name to Coro Global Inc. The Company has developed a Fintech product that uses advanced distributed ledger technology for improved security, speed, and reliability. In August 2020 the Company released its CORO payment product and commenced its commercialization.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $4,128,438 for the nine months ended September 30, 2020 and has an accumulated deficit of $43,254,249 as of September 30, 2020. The operating losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restricted cash are funds that belong to the Company’s clients and is held at financial institutions.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Currently our operating accounts are approximately $838,292 above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred $69,471, $194,852, $0 and $0, respectively for advertising costs for the three and nine months ended September 30, 2020 and 2019.

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

Asset Category	Depreciation/ Amortization Period
Computer equipment	5 Years
Computer software	3 Years

Computer and equipment costs consisted of the following:

	September 30, 2020	December 31, 2019
Computer equipment	$12,477	$9,964
Accumulated depreciation	(3,746)	(2,242)
Balance	$8,731	$7,722

Depreciation expense was $508, and $499 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $1,504, and $1,486 for the nine months ended September 30, 2020 and 2019, respectively.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totalling 0 were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive for the three and nine months ended September 30, 2020 and 2019.

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

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $622,057 for the additional value of the common stock for the vesting of the award. As of September 30, 2020 the unvested amount of the awards was $278,483.

During the nine months ended September 30, 2020, 500,000 shares of Mr. Goode common stock vested. The remaining 250,000 shares issued to Mr. Goode under his employment agreement remain subject to forfeiture.

3. NOTES PAYABLE – RELATED PARTY

On July 15, 2016, the Company issued a 7% promissory note to a significant shareholder in the principal amount of $100,000. The note had an initial one-year term. On April 9, 2019, the maturity date of the note was extended to June 30, 2019. On April 12, 2019, the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”), which held the note, pursuant to which Vantage exchanged a portion of this note, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company. The Company repaid the remaining balance of $50,000. Vantage is owned by Lyle Hauser, formerly the Company’s largest stockholder.

The changes in this note payable to related party are reflected in the following at September 30, 2020 and December 31, 2019:

	At September 30, 2020	At December 31, 2019
Note Payable	$-	$-
Accrued interest	$14,820	$19,438

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser, consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $70,384, as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment no. 4 thereto, dated January 17, 2020; and (ii) an original issue discount promissory note, dated on or about February 28, 2019, in the original principal amount of $110,000 (of which $100,000 had been repaid, leaving an outstanding balance of $10,000), as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment No. 4 thereto, dated January 17, 2020, was extended to June 30, 2020. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. From April 1, 2020 to September 30, 2020, the Company repaid $73,382 of the notes due to Lyle Hauser. As of September 30, 2020 and December 31, 2019, the note dated January 14, 2019 had a balance of $0 and accrued interest of $5,438. On July 27, 2020 the maturity date of the note dated January 14, 2019 was extended to September 30, 2020.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which was extended to June 30, 2020. Following the maturity date, the note would bear a 9% annual interest rate until paid in full. During the nine months ended September 30, 2020 the Company repaid a total of $110,000. As of September 30, 2020 and December 31, 2019, the note had a balance of $0 and $110,000, respectively.

The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of September 30, 2020 and December 31, 2019, the Dino Might asset balance was $1,979.

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred.

5. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock on September 29, 2017. All outstanding shares of Series C Preferred Stock were converted to common stock in April 2018. No shares of Series C Preferred Stock are outstanding as of September 30, 2020 and December 31, 2019, and no such shares may be re-issued.

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

On May 31, 2019 the Company recorded the reclassification of the derivative liability of $2,162,408 for the issuance of these share to additional paid in capital and common stock. The Company recorded $687,003 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $622,107 for the additional value of the common stock for the vesting of the award during the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019 the unvested amount of the awards was $278,482 and $900,589, respectively.

During the nine months ended September 30, 2020, 500,000 shares of common stock issued to Mr. Goode vested.

For the nine months ended September 30, 2020, the Company entered into and closed securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 717,000 shares of common stock for an aggregate purchase price of $3,585,000.

On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser was extended to June 30, 2020. See Note 3. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. From April 1, 2020 to September 30, 2020, the Company repaid $73,382 of notes due to Lyle Hauser. As of September 30, 2020 the note balance has been repaid.

During the nine months ended September 30, 2020 the Company issued a total of 68,500 shares of common stock valued at $342,500 ($5.00 per share) to various consultant for consulting and business development.

During the nine months ended September 30, 2020 the Company issued a total of 9,000 shares of common stock valued at $42,750 ($4.75 per share) to a consultant for business development services.

During the nine months ended September 30, 2020 the Company issued a total of 22,500 shares of common stock valued at $106,875 ($4.75 per share) to the Company’s three independent directors for services as directors.

On June 22, 2020, the Company issued, to a consultant for services, six-month warrants to purchase 30,000 shares of common stock with an exercise price of $0.01. The warrants were exercised and the Company recognized an expense of $149,700 ($5.00 per share), the current fair value for common stock.

On June 22, 2020, the Company issued to Niquana Noel, the Company’s chief operating officer, for services provided, six-month warrants to purchase 50,000 shares of common stock, with an exercise price of $0.01. The warrants were exercised and the Company recognized an expense of $249,500 ($5.00 per share), the current fair value for common stock.

6. COMMITMENTS AND CONTINGENCIES

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform, and on June 23, 2020, the agreement was amended and restated (as amended, the “Swirlds Agreement”). Pursuant to the Swirlds Agreement, the Company extended its license from Swirlds of Hashgraph technology for use in the Company’s Coro payment platform. The term and fees of such license will be as set forth in any applicable order form. In connection with the Swirlds Agreement, the Company and Swirlds executed an order form (the “Order Form”), which amends, restates and supersedes the order form between the Company and Swirlds dated December 13, 2018, whereby the Company will license 15 nodes from Swirlds, at a license fee of $15,000 per node, for a term of one (1) year, for a license fee of $225,000. Pursuant to the Order Form, the license of the nodes will automatically renew for additional one (1) year terms unless and until either party terminates the Swirlds Agreement or provides notice of non-renewal of the license then in effect. Should the license for any of the foregoing 15 nodes renew for any additional year, the license fee per node will drop to $3,000 per node per year.

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

On March 9, 2020, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which we engaged Aegis to act as lead underwriter in connection with a proposed public offering of common stock by the Company. In the event the contemplated offering is completed, the agreement contemplates, that (subject to execution of an underwriting agreement for the offering) Aegis will be entitled to a 8% underwriting discount, a 1% non-accountable expense allowance, reimbursement of certain expenses, and warrants to purchase 8% of the number of shares of common stock sold in the offering. The agreement had a termination date of six months from the date thereof or upon completion of the proposed offering. The Company had recorded $119,025 of deferred offering costs consisting of $85,000 of legal fees, exchange listing fees of $9,025 and $25,000 of underwrite due diligence fees. The agreement expired on September 9, 2020 and offering costs of $119,025 were expensed.

On June 24, 2020, the board of directors of the Company adopted a compensation program for independent directors. Under the program, independent directors will be entitled to a quarterly cash fee of $7,500 and 7,500 shares of common stock on a quarterly basis (each due and payable quarterly in arrears). As of September 30, 2020, the Company had appointed three independent directors.

7. RELATED PARTY

On July 15, 2016, the Company issued a 7% promissory note to a significant shareholder in the principal amount of $100,000. The note had an initial one-year term. On April 9, 2019, the maturity date of the note was extended to June 30, 2019. On April 12, 2019, the Company entered into an exchange agreement with The Vantage Group Ltd. (“Vantage”), which held the note, pursuant to which Vantage exchanged a portion of this note, in the amount of $50,000, for 10,000 newly issued shares of common stock of the Company. The Company repaid the remaining balance of $50,000. Vantage is owned by Lyle Hauser, formerly the Company’s largest stockholder.

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser, consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $70,384, as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment no. 4 thereto, dated January 17, 2020; and (ii) an original issue discount promissory note, dated on or about February 28, 2019, in the original principal amount of $110,000 (of which $100,000 had been repaid, leaving an outstanding balance of $10,000), as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment No. 4 thereto, dated January 17, 2020, was extended to June 30, 2020. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. From April 1, 2020 to September 30, 2020, the Company repaid $73,382 of the notes due to Lyle Hauser. As of September 30, 2020 and December 31, 2019, the note dated January 14, 2019 had a balance of $0 and accrued interest of $5,438. On July 27, 2020 the maturity date of the note dated January 14, 2019 was extended to September 30, 2020

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note has a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which was extended to June 30, 2020. Following the maturity date, the note would bear a 9% annual interest rate until paid in full. During the nine months ended September 30, 2020 the Company repaid a total of $110,000. As of September 30, 2020 and December 31, 2019, the note had a balance of $0 and $110,000, respectively.

During the three and nine months ended September 30, 2020 and 2019 the Company paid Dorr Asset Management consulting fees and expenses of $75,000, $218,367, $0, and $0, respectively. Dorr Asset Management is controlled by Brian and David Dorr, related parties to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We have developed a financial technology product and that uses advanced distributed ledger technology for improved security, speed, and reliability. We recently released our CORO product and commenced its commercialization. CORO is a global money transmitter that allows customers to send, receive, and exchange currencies faster, cheaper and more securely, initially consisting of the ability to send, receive and exchange U.S. dollars and gold. Our mission through CORO is to democratize access to gold as sound money. CORO makes it simple, convenient and affordable to use gold as money. The CORO mobile app was completed and released in select U.S. markets in August 2020. Following the initial commercial release, CORO has expanded into new markets and is now licensed, approved and operating in 19 states plus the District of Columbia. CORO intends to expand the release of the app throughout the U.S. in early 2021. The Company will also pursue money transmission licenses in foreign countries such as Mexico and Canada.

We believe CORO is the world’s first global payment application that includes gold, the oldest and most trusted money. CORO technology facilitates money transmission and exchange with faster speeds, better security, and lower costs than existing options in the marketplace. An important component of the CORO payment system is our Financial Crime Risk Management (FCRM) solution. We have developed our FCRM platform, as an integrated AML/KYC onboarding and transaction monitoring solution that provides an affordable and fully integrated compliance solution for CORO’s compliance department. The solution meets the rigorous demands of government regulators, while supporting our customers. The FCRM technology has been completed and is incorporated within the CORO mobile payment system.

References in this report to “we,” “us,” the “Company” and “our” refer to Coro Global Inc. together with its wholly-owned subsidiary.

Results of Operations for the three months ended September 30, 2020 and 2019

Revenues

In August 2020 the Company successfully launched the Coro mobile payment application on a commercial basis. The Coro app is available for users to download in the Apple Store and Google Play. The Company generated nominal transaction revenues of $418 during the three months ended September 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 were $988,972, an increase of $359,818 or approximately 57% compared to selling, general and administrative expenses of $629,154 for the three months ended September 30, 2019. Stock compensation due to consulting fees decreased by $38,628 to $256,824 for the three months ended September 30, 2020 from stock compensation expense of $295,452 for the three months ended September 30, 2019, in connection with the expansion of our operations. During the three months ended September 30, 2020, the Company incurred advertising costs of $69,471 compared to $0 for the three month ended September 30, 2019, due to the Company preparing to launch its CORO product. The remaining operating costs remained constant.

Development Expense

Development expenses for the three months ended September 30, 2020 were $422,523 compared to $184,021 for the three months ended September 30, 2019. We incurred significantly higher development expenses, including fees paid to vendors, for our CORO product during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as we prepared to launch our CORO product.

Interest Expense

Interest expense on debentures for the three months ended September 30, 2020 and 2019, was $0 and $2,236, respectively. During the three months ended September 30, 2020 the Company repaid its remaining loans.

Other Expense

Net Loss

For the reasons stated above, our net loss for the three months ended September 30, 2020 was ($1,411,077) or ($0.06) per share, an increase of $(595,666) or 73%, compared to net loss of ($815,411), or ($0.04) per share, for the three months ended September 30, 2019.

Results of Operations for the nine months ended September 30, 2020 and 2019

Revenues

In August 2020 the Company successfully launched the Coro mobile payment application on a commercial basis. The Coro app is available for users to download in the Apple Store and Google Play. The Company generated nominal transaction revenues of $418 during the nine months ended September 30, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $3,052,827, a decrease of $106,364 or approximately 17% compared to selling, general and administrative expenses of $3,159,191 for the nine months ended September 30, 2019. Stock compensation due to consulting fees increased by $1,021,880 to $1,513,432 for the nine months ended September 30, 2020 from stock compensation expense of $491,552 for the nine months ended September 30, 2019, in connection with the expansion of our operations. During the nine months ended September 30, 2020 the Company incurred advertising costs of $194,852 compared to $0 for the nine month ended September 30, 2019, as the Company prepared to launch its CORO product. The decrease in expense were mainly attributable to modifications of stock based compensation expenses of $1,957,313 incurred during the nine months ended September 30, 2019 which was partially offset by higher legal, professional and consulting fees during the nine months ended September 30, 2020.

Development Expense

Development expenses for the nine months ended September 30, 2020 were $911,029 compared to $890,695 for the nine months ended September 30, 2019. We incurred significantly higher development expenses, including fees paid to vendors, for our CORO product during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020. The reduction in expense was due to the Company using in-house developers rather than a third party contractor.

Interest Expense

Interest expense on debentures for the nine months ended September 30, 2020 and 2019, was $165,000 and $17,211, respectively. Interest expense during nine months ended September 30, 2020 included the expense for issuing 33,000 shares of common stock valued at $165,000 for the extension of a loan to a related party.

Other Expense

Net Loss

For the reasons stated above, our net loss for the nine months ended September 30, 2020 was ($4,128,438) or ($0.17) per share, an increase of $61,341 or 2%, compared to net loss of ($4,067,097), or ($0.18) per share, for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $1,483,925, compared to cash of $470,800 as of December 31, 2019. Net cash used in operating activities for the nine months ended September 30, 2020 was $2,389,780. Our current liabilities as of September 30, 2020 of $494,134 consisted of: $407,415 for accounts payable and due to customers of $86,719.

During the nine months ended September 30, 2020 we entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 717,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $3,585,000. We repaid $180,382 of outstanding principal of a note payable from a then-related party. The balance at September 30, 2020 was $0.

Net cash used in operating activities for the nine months ended September 30, 2019 was $1,719,434.

During the nine months ended September 30, 2019 the Company entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 320,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $1,600,000. A related party advanced the Company $3,000 and was repaid $3,000. In February 2019, the Company issued a promissory note to its then-largest stockholder in the principal amount of $110,000 with an original issue discount of $10,000. The note has a 0% interest rate and had an original maturity date of March 31, 2019, which has been extended to December 31, 2019. Following the maturity date, the note bears a 9% annual interest rate until paid in full. In April 2019, the Company repaid $50,000 of a convertible loan to a related party and exchanged the remaining $50,000 into 10,000 shares of common stock valued at $50,000.

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

Stock-Based Compensation

We account for all compensation related to stock; options or warrants using a fair value-based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. We use the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2020, the Company issued and sold to accredited investors an aggregate of 230,000 shares of common stock at purchase price of $5.00 per share (including previously disclosed sales) for aggregate gross proceeds of $1,150,000.

On July 22, 2020, we issued 30,000 shares of common stock to a consultant upon exercise of warrants with an exercise price of $0.01 per share.

On September 30, 2020, we issued 7,500 shares of common stock to each of our three independent directors, for services as directors.

On September 30, 2020, we issued 9,000 shares of common stock to a consultant for consulting services.

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

Coro Global Inc.

Date: November 23, 2020	By:	/s/ J. Mark Goode
J. Mark Goode
Chief Executive Officer (principal executive officer, principal financial officer, and principal accounting officer)