Form 10-K
period 2020-12-31
Coro Global Inc.
filed 2021-03-31
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 033-25126-D

CORO GLOBAL INC.

Nevada	85-0368333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

78 SW 7th Street, Suite 500 Miami, FL	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 866-806-2676

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $19.5 million.

As of March 25, 2021, there were 25,413,746 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

Coro Global Inc. is a Nevada corporation formed in 2005. Since 2018, we have been in the business of financial technology, also known as Fintech. From March 2018 to January 2020 the Company was known as Hash Labs Inc., a name chosen because of the advanced distributed ledger technology we license which is called hashgraph. Effective January 9, 2020, we changed our name to Coro Global Inc. to align our company name with our primary product.

Our CORO Product Overview

We have developed and commenced commercializing a financial technology product, CORO which uses advanced distributed ledger technology for improved security, speed, and reliability. CORO is a global money transmitter that allows customers to send, receive, and exchange currencies faster, cheaper and more securely, initially consisting of the ability to send, receive and exchange U.S. dollars and gold. Our mission through CORO is to democratize access to gold as sound money. CORO makes it simple, convenient and affordable to use gold as money. The CORO mobile app was completed and released in select U.S. markets in August 2020. Following the initial commercial release, CORO has expanded into new markets and is now licensed, approved and operating in 26 U.S. states plus the District of Columbia and Puerto Rico. CORO intends to expand the release of the app throughout the U.S. in 2021. The Company will also pursue money transmission licenses in foreign countries such as Mexico and Canada.

We believe CORO is the world’s first global payment application that includes gold, the oldest and most trusted money. CORO technology facilitates money transmission and exchange with faster speeds, better security, and lower costs than existing options in the marketplace. An important component of the CORO payment system is our Financial Crime Risk Management (FCRM) solution. We have developed our FCRM platform, with integrated Anti-Money Laundering / Know Your Customer on boarding and transaction monitoring to provide a fully integrated compliance solution for CORO’s compliance department. The solution meets the rigorous demands of government regulators, while supporting our customers. The FCRM technology has been completed and is incorporated within the CORO mobile payment system.

CORO Money Transmitter Business

CORO is a mobile application that allows customers to send and receive USD or XAU. CORO operates on a private permission network which increases the level of security and compliance.

In order to use CORO, customers are required to pass an identity verification and stringent anti-money laundering/know-your customer check, to prevent bad actors from joining and assist in ensuring regulatory compliance. Our FCRM platform will manage on boarding, screening and monitoring of CORO’s customers.

CORO provides its customers with the benefits of speed, security, transparency, and ease of use, as well as the opportunity to transact in dollars or gold on the fastest distributed ledger technology (DLT) on the market.

We believe CORO is solving the following two important problems:

●	The ability to send and receive currency faster, cheaper, more securely and across borders with ease. Current fees for sending payments from one country to another are in the double digits as a percentage of the amount being sent. CORO aims to lower the price of sending and receiving money, dramatically opening up financial services to a wider audience.

●	The ability to use gold as money has not existed in decades. Much like physical cash is disappearing because it became inconvenient to use in modern transactions, physical gold is also not convenient for everyday transactions. We believe CORO will solve this by allowing customers to send and receive gold as money. As a registered money service business and licensed money transmitter, Coro Corp. (the Company’s wholly owned subsidiary) will be required to maintain custody accounts for U.S. dollars (USD) and gold (XAU) on behalf of its customers.

CORO maintains segregated custody accounts to facilitate the flow of funds. One custody account is maintained by the independent vaulting custodian for storage of users’ physical gold. The CORO users’ gold is fully insured at all times. The users’ gold account balances are represented in XAU, the International Organization of Standardization’s currency code for gold where 1 XAU is equal to 1 troy ounce of gold. A separate segregated custody account is a U.S. dollar account held at a FDIC insured U.S. Bank. U.S. dollar account balances are represented in USD, the International Organization of Standardization’s currency code for U.S. dollars.

Customers who download the CORO app and pass the verification process are able to:

●	Deposit USD into their CORO account. Under this process, customers fund their CORO USD account by entering their bank information in the mobile app and authorizing the transfer of the desired amount to our U.S. banking custodian by ACH.

●	Exchange USD for XAU. Under this process, customers are able to exchange USD into XAU at the current XAU to USD global exchange rate minus CORO’s transaction fees. CORO processes the exchange through its gold dealer and the independent gold vaulting custodian.

●	Exchange XAU into USD. Under this process customers are able to exchange XAU into USD at the current global XAU to USD exchange rate minus CORO’s transaction fees. CORO processes the exchange through its gold dealer and the independent gold custodian. USD received from the exchange is deposited back in CORO’s U.S. bank custody account held on behalf of the customer.

●	XAU withdrawal. From time to time customers may wish to withdraw their gold from their CORO accounts. CORO’s customers will be able to select the amount for withdrawal, subject to a minimum of 1 XAU which equals 1 troy ounce of gold, and CORO will process the withdrawal through its gold dealer. The gold vaulting custodian will ship the physical gold directly to CORO’s customers. This feature is currently in development and expected to be released in the second half of 2021.

●	USD withdrawal. From time to time customers may wish to withdraw their U.S. dollars from their CORO account. Customers are able to connect a U.S. bank account to their CORO account. Customers are able to transfer any or all of their U.S. dollar funds in their CORO account back to their U.S. bank account at any time. This transfer is done by ACH and is transmitted by CORO’s U.S. bank custodian.

We operate as a licensed money transmitter company by allowing users of our mobile app to send and receive monetary value currently in two formats: USD and XAU.

CORO Process

The CORO platform operates as follows:

●	CORO’s distributed ledger tracks and records the movements of gold and USD between the users and increases the integrity of the system. The CORO users’ gold ownership is recorded on the ledger, which enhances the cyber security protecting the users’ account information and improves the ability to audit and demonstrate title of the users’ gold with the gold vaulting custodian. Both sender and receiver must enroll and complete an AML/KYC process to become users of the CORO app.

●	To send USD, a user transmits from within the app to any other users of the CORO app.

●	To send gold, if the user does not already have a XAU balance, a user first exchanges USD held in its CORO account into XAU. The user can then send XAU via the mobile app to other CORO users. CORO has engaged a gold dealer to provide gold to CORO users. When users exchange USD into gold, the gold dealer delivers the purchased amount of gold to an insured gold vaulting custodian. The corresponding USD is transmitted from the CORO custodial bank account to the gold dealer.

●	CORO has arranged physical custody of the gold with an insured gold vault custodian. CORO manages administration and record keeping for transactions performed through the CORO app. CORO users and the gold vaulting custodian also have identical sets of the records so that in the event the Company or the app were to cease operations for any reason there is clear title documentation for CORO users to arrange delivery of their gold from the gold vaulting custodian.

●	Coro Corp. currently acts as agent for the user in the purchase, sale and custody of the gold through the CORO app.

●	Physical gold purchased from the gold dealer and held by the gold vaulting custodian is a custodial asset for the user’s benefit in a “bailor / bailee” relationship. The CORO user (bailor) has ownership of the gold and the gold vaulting custodian (bailee) has authorized physical possession of the gold on the bailor’s behalf.

●	If a user decides to withdraw gold, the user will be able to send an order to the gold dealer through the CORO app. The gold vaulting custodian will ship the gold to the user’s residence. This feature is currently in development and expected to be released in the second half of 2021.

●	If a user decides to exchange XAU into USD, the user sends an order to the gold dealer through the CORO app and the gold vaulting custodian moves the physical gold from the allocated gold custodial account to the gold dealer. At the same time, the gold dealer generates a USD transfer to the user via CORO’s USD custodial bank account.

Legal rights

CORO users will have direct ownership of their allocated gold as follows; such gold ownership will be effectuated contractually through bailment with the vault custodian. Bailment is the act of placing property in the custody and control of another, by an agreement in which the holder (bailee) is responsible for the safekeeping and return of the property. In bailment law, ownership and possession of the gold are split and they merge at the moment of delivery. CORO users have a bailor/bailee relationship with the custodian for the storage of their physical gold. CORO users (bailors) have ownership of the gold and the gold vault custodian (bailee) has authorized possession of the gold.

CORO users will only buy allocated gold with direct ownership. Gold bars are allocated and identifiable for CORO users inside independent custody vault. The gold belongs to the users and is their absolute property. This is evidenced by:

●	Customer gold is neither an asset nor liability on Coro Corp.’s balance sheet;

●	The gold vaulting custody agreement is under bailment;

●	Payment of a custody fee (which has previously been decisive in proving the bailor/bailee relationship in law);

●	Users’ gold in custody is fully insured for theft or loss;

●	Full allocation of CORO users’ property is documented each day by daily reconciliation and verified by the monthly custodial audit and quarterly independent 3rd-party audit;

●	All transactions and users’ balances are recorded on a distributed ledger which improves accuracy, transparency and security; and

●	CORO users can monitor the total value and weight of gold they own on the CORO mobile app in real time.

CORO Gold Ownership

When a CORO customer purchases gold through the CORO mobile payment application, the CORO user becomes the legal owner of the gold. CORO instantly routes gold purchase transactions through a gold dealer. Within the CORO app, customers’ U.S. dollars are exchanged for an equivalent amount of gold at the prevailing spot rate. CORO’s spot rate is derived from a number of gold market sources including but not limited to, our gold dealer the Chicago Mercantile Exchange, or CME and the LBMA. The CORO spot rate also includes our spread. Gold purchased by the customer is identified and evidenced by a serial number, or otherwise identified and evidenced with a specific identifier in accordance with the methods used by the auditors of the independent gold vaulting custodian, such as with SKUs/bar codes, and then allocated within CORO’s custody account with the independent gold vaulting custodian. The independent vaulting custodian maintains a bailment arrangement with CORO’s customers, so that the customers have direct ownership of their gold at all times. Our CORO customers’ gold is fully insured by the vaulting custodian. The vaulting custodian will have a daily record of each customer’s gold holdings. Allocated gold is, by definition, unencumbered. In the event of Coro Global Inc. or Coro Corp.’s dissolution or failure, CORO’s customers would not risk becoming creditors of the Company since their ownership of their gold is direct. Coro Corp. through the CORO app and the independent vaulting custodian maintain an inventory list of the allocated customer gold which is updated in real time and reconciled daily. The CORO user’s gold inventory will be physically counted weekly and audited by an independent auditor of the independent gold vaulting custodian on a quarterly basis. The customer’s gold ownership is also recorded, confirmed and evidenced on CORO’s accounting ledger and shared with the independent vaulting custodian. Coro Corp. and the gold vaulting custodian have the right of substitution within the allocated gold. Right of substitution means that when a customer withdraws their gold, Coro Corp. and the gold vaulting custodian may choose which gold to provide the customer, thus the serial number at purchase may be different than the serial number at withdrawal. Right of substitution makes the logistics of gold storage, deposit and withdrawal more pragmatic and is the primary method used for the independent safe custody of all commodities.

Government Regulation

In the United States, money transmission activities are strictly regulated both at the federal level by FinCEN and at the state level by financial institution regulators. Registration with FinCEN is mandatory for all money transmitters and state regulators impose strict requirements to obtain and maintain a license to operate in their jurisdictions. In addition, state regulations covering money transmission provide enhanced protections for the consumers in case of fraud or bankruptcy and require regular examination and review of licensees’ activities.

Coro Corp. is registered with and regulated by FinCEN, a bureau of the U.S. Department of the Treasury. FinCEN regulates Coro Corp. as both a money services business, or MSB, and a Dealer in Precious Metals. As a regulated financial institution, Coro Corp. must assess the money laundering risk involved in its transactions, and implement an anti-money laundering program to mitigate such risk. In addition, we must comply with recordkeeping, reporting, and transaction monitoring requirements under FinCEN regulations.

As a registered money services business, Coro Corp. is required to be licensed in the states where it operates. Coro Corp. is in the process of obtaining individual money transmission licenses state-by-state in the jurisdictions where it plans to provide its services. To date, we have been licensed to operate CORO in the following U.S. states and jurisdictions Alabama, Alaska, Arkansas, Arizona, Delaware, Idaho, Iowa, Florida, Georgia, Massachusetts, Minnesota, Mississippi, Montana, New Hampshire, New Jersey, New Mexico, Ohio, Oklahoma, Oregon, Puerto Rico, Rhode Island, South Carolina, South Dakota, Virginia, Washington, Washington D.C., and Wisconsin. We have launched CORO in the above-mentioned U.S. states and jurisdictions.

In addition to an application process that includes providing a detailed business plan and criminal and financial background check on all officers and controlling parties of the applying company, licensed money transmitters are subjected to strict requirements such as providing annual audited financial statements, filing quarterly reports, and maintaining at all times a minimum net worth and a surety bond approved by the state’s Commissioner. Due to its main office being located in the State of Florida, Coro Corp. filed an initial application for Money Transmitter license (FT2) with the Florida Office of Financial Regulations on October 4, 2019 and obtained its license on March 18, 2020. Since then, Coro Corp. has filed money transmitter license applications in 31 additional states, some of which are still under review by the respective state banking departments. We anticipate that we will receive nationwide money transmitter licensure to operate CORO by the end of 2021.

The Commodity Futures Trading Commission (CFTC) does not regulate Coro Corp. because Coro Corp. only transacts with physical gold in the spot market when buying or selling gold for its customers. The Commodity Exchange Act (CEA) grants the CFTC exclusive jurisdiction over the regulation of futures contracts, option contracts and leverage contracts, but this authority specifically does not extend to “deferred” or “forward” delivery contracts which are essentially “cash transactions providing for later delivery of the underlying commodity.”

To prevent fraud and illegal activities at our money transmission business, we do the following:

●	Ensure that no accounts for prospective customers are activated until each new customer has undergone comprehensive AML/KYC screening;

●	Conduct routine security audits of our DLT environment; and

●	Implement other security measures, as necessary, to further support our diligence in this regard.

CORO Revenue Model

Customers of the CORO product are or will be charged (i) a 0.5% annual custody and storage fee on their XAU balances, (ii) a 0.5% fee to exchange USD for XAU or exchange XAU for USD, (iii) a 0.5% fee for sending XAU to other CORO customers (which fee we waived through 2020 and may waive through the remainder of 2021) and (iv) a 0.5% fee to exchange XAU for delivery of physical gold (when we commence providing this service, which we have not yet done). We collect and charge or, with respect to the fee for sending XAU to other CORO customers and the fee delivery of physical gold, anticipate that we will collect and charge such fees from CORO customers.

CORO Business Milestones

We began development of the CORO mobile application, database, infrastructure and the associated distributed private permissioned DLT network, in September of 2018. Following nearly two years of design, development and testing the CORO mobile application and DLT powered gold payment system was completed and released to the public on August 5, 2020. Having completed the commercial release of CORO, the Company has established new milestones for 2021. These milestones include: 1.) implementation of the digital marketing and customer acquisition program; 2.) continuously improving CORO app performance, functionality and user experience; and 3.) acceleration of the state money transmission licensure program in the U.S. to achieve nationwide licensure, as well as filing money transmission license applications with regulators in Mexico and Canada;

We have relied and continue to rely upon both employees and contractors. CORO’s commercialization and continued enhancement is being led by David Dorr, the Founder and recently appointed CEO of the Company, and Brian Dorr, the Co-founder and recently appointed COO of the Company. They will continue the coordination of our technology development resources and team of consultants. We intend to increase our technology development team during 2021, as we continue to improve the functionality and performance of the CORO mobile application.

As of March 23, 2021 the CORO app has had 9,092 downloads of which 1,641 have become verified users. There are 4,950 individuals on our waiting list in states where we are pending approval of our money transmission licenses. Upon our receipt of money transmission licenses in those states, these individuals will then have the opportunity to become verified users.

Hashgraph License

CORO is built on a new generation of DLT utilizing the Hashgraph consensus algorithm, (“Hashgraph”). We believe Hashgraph is superior to the current generation of DLT. Hashgraph is owned by Swirlds, Inc., (“Swirlds”). In July 2020, we entered into an amended and restated software license agreement with Swirlds to license Hashgraph.

DLT is disrupting and transforming existing markets in multiple industries. However, we believe there are four fundamental obstacles to be overcome before DLT can be widely accepted and adopted across every industry and geography. These obstacles are:

Performance: The technology is built on Hashgraph, which provides near-perfect efficiency in bandwidth usage and consequently can process upwards of 500,000 transactions per second. To put the speed of our network in perspective, Visa’s network handles an estimated 35,000 transactions per second.

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

Regulatory Compliance: The Hashgraph technical framework includes an Opt-In Escrow Identity mechanism that gives customers a choice to bind verified identities to otherwise anonymous accounts, which is designed to provide governments with the oversight necessary to ensure regulatory compliance. This is optional, and each user will be able to decide what kinds of credentials, if any, to reveal.

Hashgraph accomplishes being fair, fast, efficient, inexpensive, timestamped, and DDoS resistant.

Our Hashgraph private-permissioned network provides the strongest foundation for CORO. We believe it will enable the CORO product to achieve unprecedented speed with fractional cost per transaction, all while maintaining or exceeding current bank-grade security.

Intellectual Property

In addition to our right to the use of Hashgraph as discussed above, our intellectual property currently includes our trademark “CORO” for a mobile application for certain financial and computer software services. We have a pending trademark registration application for “CORO” in the United States and several additional countries.

Marketing, Communications and Growth Strategy

During the first half of 2020 we made a significant investment of time and resources in completion of a comprehensive growth strategy for marketing, communications and customer acquisition. Our strategy follows a growth marketing approach, with rapid experimentation across marketing channels and product development paths to determine the most effective and sustainable way to acquire and retain customers. Our go-to market strategy fuses data analysis and behavioral research to identify key customer segments. Under this strategy, user experience/user interface design optimization, highly targeted advertising, thought leadership, and PR tactics are implemented to acquire customers efficiently and build trust, which is our main brand pillar. Our growth plan was divided into 2 main stages – the pre-commercial launch stage and the post-launch stage. Our pre-launch stage was dedicated to garnering interest and enthusiasm from prospective CORO customers via digital marketing efforts. We have now embarked upon the post-launch stage, which is divided into traction, transition and growth sub-stages. During the traction sub-stage which we are now in, we are simply building momentum for growth.

We are focusing on finding product/market fit and growing our brand. Finding product/market fit means that we are getting early users, gathering their feedback and optimizing our product based on that feedback. Once we see signs that our business has gained market share and mindshare from our target audience we will scale our efforts and move into the transition sub-stage. During the transition sub-stage, we will take the information we gathered during traction and build up towards growth mode.

We will optimize and scale marketing channels that work for us. We will optimize customer acquisition costs and gain more insights into their lifetime value. We will also focus on scaling our marketing team. When we enter the growth sub-stage, we will be ready to deploy our growth engine and prove that it works. Our goal here will be to maximize our value proposition and achieve exponential growth.

Using a combination of qualitative and quantitative methods, we conducted extensive research and discovery to set success metrics, recognize future growth initiatives, develop audience profiles, and assess the competition landscape and market conditions.

Under our marketing and sales strategy, we have taken the following steps:

●	Engaged specialized branding, media, web design, and digital marketing agencies to work in synchrony with the in-house marketing team;

●	Designed a visual identity that can be easily activated across a variety of digital and media touchpoints;

●	Developed a website to serve as an education resource for media, influencers and general public and as a point of entry for customers; and

●	Developed integrated launch and growth marketing campaigns to reach key audiences for awareness and demand for the product.

Employees

As of March 23, 2021, we have 2 full-time employees and retain approximately 16 consultants. We consider our relationship with our employees and consultants to be good.

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

We have a limited operating history, in particular under our current business focus, and we may not succeed. We released CORO, our first product under our current business focus, in select US markets in August 2020. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material challenges to our business. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could have a material adverse effect on our business, financial conditions and results of operation. We may never generate significant revenues or achieve profitability.

We may not succeed in commercializing CORO or any future product.

We commenced commercializing our CORO product in August 2020 and we have begun generating revenues. We may face difficulties or delays in the commercialization of CORO or any future products, which could result in our inability to timely offer products or services that satisfy the market.

We may encounter significant competition and may not be able to successfully compete.

There are many financial technology companies developing money transmission products, and more competitors are likely to arrive. Some of our competitors have considerably more financial resources than us, and the backing of traditional large financial institutions. As a result, we may not be able to successfully compete in our market, which could result in our failure to successfully commercialize CORO, or otherwise fail to successfully compete. There can be no assurances that we will be able to compete successfully in this environment.

The distributive ledger technology on which CORO relies may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code, which could result in security breaches and the loss or theft of funds. If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the utilization of CORO, resulting in customers reducing their use of CORO, or stopping their use of CORO altogether.

The structural foundation, the software applications and other interfaces or applications upon which CORO relies are unproven, and there can be no assurances that CORO and the creating, transfer or storage of data and funds will be uninterrupted or fully secure, which could result in impermissible transfers, and a complete loss of a customer’s data and funds. CORO may be subject to a cyberattack, software error, or other intentional or negligent act or omission that results in the theft of funds, funds being lost, destroyed or otherwise compromised. Further, CORO (and any technology on which we rely) may also be the target of malicious attacks from hackers or malware distributors seeking to identify and exploit weaknesses in the software, which could result in the loss or theft of data and funds. If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the utilization of CORO, resulting in customers reducing their use of CORO or stopping their use altogether, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to raise capital as needed to develop our products or maintain our operations.

We expect that we will need to raise additional funds to execute our business plan and expand our operations. Additional financing may not be available to us on favorable terms, or at all. If we cannot raise needed funds on acceptable terms, our business and prospects may be materially adversely affected.

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

The price of gold is continuously changing and has exhibited periods of volatility throughout history. Customers that choose to maintain gold balances (which would be in XAU, the International Organization of Standardization’s currency code for gold.) but have personal liabilities in U.S. dollars (USD) will be exposed to this potential volatility and could incur significant gains or losses when converting from XAU back to USD. This may make CORO less appealing to prospective customers.

CORO is not a market maker and thus will not guarantee a fixed bid/ask spread or guarantee that a bid or an ask will be available to customers. CORO will be reliant on the financial institutions with whom it interacts to facilitate its services.

CORO will be dependent upon the bid/ask spread as provided by large gold dealers and London Bullion Market Association, or LBMA members. In times of market turbulence, it is possible that the bid/ask spread could widen significantly thus increasing the cost of transacting between XAU and USD. This may make CORO less appealing to prospective customers.

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

In addition, disruptions in the credit and financial markets, declines in consumer confidence, increases in unemployment, declines in economic growth and uncertainty about earnings could have a significant negative impact on the U.S. and global financial and credit markets and the overall economy. Such events could have an adverse impact on financial institutions resulting in limited access to capital and credit for many companies. Furthermore, economic uncertainties make it very difficult to accurately forecast and plan future business activities. Changes in economic conditions, changes in financial markets, deterioration in the capital markets or other factors could have an adverse effect on our financial position, revenues, results of operations and cash flows and could materially adversely affect our business, financial condition and results of operations.

Our operations will significantly rely on our team of managers, advisors, and technical personnel.

The successful operation and development of our business will be dependent primarily upon the operating and management skills of our managers, advisors, and technical personnel. The loss of the services of any one of our key personnel, in particular our Chief Executive Officer, David Dorr, and Chief Operating Officer, Brian Dorr, could have a material adverse impact on our ability to realize our objectives, including our ability to complete development of, launch and commercialize our planned products, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to protect our intellectual property and proprietary rights, we could lose our ability to compete.

Our intellectual property, which currently includes our trademark for “CORO” (registration pending) and our license for use of Hashgraph (see “Business—Hashgraph License”), and proprietary rights are essential to our ability to remain competitive and successful in the development of our products and our business. We expect to rely on a combination of trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures, non-competition agreements, and other contractual provisions to protect our intellectual property, other proprietary rights, and our brand. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. If we do not adequately protect our intellectual property or proprietary rights, our competitors could use it to enhance their products, compete against us, and take our market share. Our inability to adequately protect our intellectual property could adversely affect the Company’s business, financial condition and results of operations.

Other companies may claim that we infringe their intellectual property.

We do not believe that our technologies infringe, or will infringe, on the proprietary rights of any third party, but claims of infringement are becoming increasingly common and third parties may assert infringement claims against us in the future. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party. If CORO or any future products we may sell were found to infringe on other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease to offer such products altogether, which could adversely affect our business, financial condition and results of operations.

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

The Covid-19 pandemic may negatively affect our operations.

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

The impact of the pandemic on our business, operations and future financial performance could include, but is not limited to, that:

●	We may experience delays in expanding commercialization of our product;

●	The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges.

●	Volatility in the equity markets could affect the value of our equity to shareholders and have an impact on our ability to raise capital.

If we fail to comply with anti-money laundering laws, it may harm our business.

We are subject to various anti-money laundering and counter-terrorist financing laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. Regulators in the U.S. and other regulators globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our customers and to monitor transactions. In addition to laws in the United States, other countries in which we plan to operate also have anti-money laundering and counter-terrorist financing laws and regulations, and we may be required to make changes to our compliance program in various jurisdictions in response. Such changes could have the effect of making compliance more costly and operationally difficult to manage, lead to increased friction for customers, and result in a decrease in business. Non-compliance with anti-money laundering laws may subject us to significant fines, penalties, lawsuits, and enforcement actions, result in regulatory sanctions and additional compliance requirements, increase regulatory scrutiny of our business, restrict our operations or damage our reputation and brand.

Risks Related to Our Common Stock

There is not an active, liquid market for our common stock, and investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTCQB, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the Nasdaq Capital Market or other national securities exchange. Further, there is little reported trading in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

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

Our common stock, which is traded on the OTCQB has in the past been, and may in the future be considered a “penny stock.” Securities broker-dealers participating in sales of “penny stock” are subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors has the authority to issue up to 10,000,000 shares of our preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders of preferred stock the right to our assets upon liquidation, or the right to receive dividend payments before dividends are distributed to the holders of common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any shares of preferred stock or to create any series of preferred stock, we may create such series and issue such shares in the future.

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

Our executive officers, directors, and principal stockholders beneficially own an aggregate of approximately 78% of our outstanding common stock (see “Security Ownership of Certain Beneficial Owners and Management”). As a result, such principal stockholders will be able to exert significant control over the election of the members of our board of directors, our management, and our affairs, and other corporate transactions (such as mergers, consolidations, or the sale of all or substantially all of our assets) that are submitted to shareholders for approval, and their interests may differ from the interests of other stockholders.

Item 1B. Unresolved Staff Comments.

Not required for smaller reporting companies.

Item 2. Properties.

We are party to a 12 month lease that commenced March 1, 2021 under an arrangement with WeWork, for office space located at 78 SW 7th St, Suite 500, Miami, FL 33130. Our current monthly rent is approximately $2,000. We believe these facilities are suitable and adequate to meet our current business requirements.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings, and our property is not the subject of any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the symbol “CGLO” on the OTCQB tier of the OTC Markets. There is little trading activity in our common stock.

As of March 25, 2021, there were approximately 1,181 holders of record of our common stock.

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

The following table provides equity compensation plan information as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan’s approved by security holders	—	$—	2,400,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,400,000

Recent Sales of Unregistered Securities

In the three months ended December 31, 2020, we issued and sold an aggregate of 22,000 shares of common stock to accredited investors for a purchase price of $5.00 per share for aggregate gross proceeds of $110,000.

On December 31, 2020, we issued 7,500 shares of common stock to each of our three independent directors for services as directors.

On December 31, 2020, we issued 13,500 shares of common stock to consultants for services.

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

Results of Operations for the years ended December 31, 2020 and 2019

Revenues

In August 2020 the Company successfully launched the Coro mobile payment application on a commercial basis. The Coro app is available for users to download in the Apple Store and Google Play. The Company generated nominal transaction revenues of $694 during the year ended December 31, 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2020 were $4,269,390, an increase of $433,842 or approximately 10% compared to selling, general and administrative expenses of $3,835,548 for the year ended December 31, 2019. The increase in expense was mainly attributable to higher legal, professional and consulting fees during the year ended December 31, 2020. In addition, during the year ended December 31, 2020 the Company incurred advertising costs of $295,538 compared to $8,994 for the year ended December 31, 2019, as the Company prepared to launch its CORO product. This was partially offset by a decrease in stock compensation due to consulting fees of $1,300,163 to $1,417,128 for the year ended December 31, 2020 from stock compensation expense of $2,717,291 for the year ended December 31, 2019.

Development Expense

Development expenses for the year ended December 31, 2020 were $1,084,705 compared to $997,620 for the year ended December 31, 2019. We incurred higher development expenses, including fees paid to vendors, for our CORO product during the year ended December 31, 2020 compared to the year ended December 31, 2019 as we expanded development of our CORO product.

Interest Expense

Interest expense on debentures for the years ended December 31, 2020 and 2019, were $165,000 and $17,211, respectively. Interest expense during the year ended December 31, 2020 included the expense for issuing 33,000 shares of common stock valued at $165,000 for the extension of a loan to a then-related party.

Net Loss

For the reasons stated above, our net loss for the year ended December 31, 2020 was ($5,518,401) or ($0.20) per share, an increase of $668,022 or 12%, compared to net loss of ($4,850,379), or ($0.21) per share, for the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $735,547, compared to cash of $470,800 as of December 31, 2019. Net cash used in operating activities for the year ended December 31, 2020 was $3,238,165. Our current liabilities as of December 31, 2020 of $685,751 consisted of: $534,223 for accounts payable and due to customers of $151,528.

Net cash used in investing activities for the year ended December 31, 2020 was $2,506 compared to $0 for the year ended December 31, 2019. During the year ended December 31, 2020 the Company purchased office equipment.

During the year ended December 31, 2020 we entered into and closed subscription agreements with accredited investors pursuant to which we sold to the investors an aggregate of 737,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $3,685,000. We repaid $180,382 of outstanding principal of a note payable from a then-related party. The balance at December 31, 2020 was $0. During the year ended December 31, 2019 we entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 482,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $2,410,000.

During the next twelve months, we anticipate that we will incur approximately $5,200,000 of general and administrative expenses in order to execute our current business plan. We also plan to incur significant sales, marketing, research and technical development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 8. Financial Statements.

CORO GLOBAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Coro Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Coro Global Inc, and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We served as the Company’s auditor from 2016 through 2019 and were re-engaged in 2020.

Houston, Texas

March 31, 2021

Coro Global Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
Assets
Current assets
Cash	$583,825	$470,800
Cash – restricted	151,722	-
Surety Bonds	48,918	-
Prepaid expenses	193,116	6,718
Total current assets	977,581	477,518

Equipment, net	8,204	7,722
Dino Might program	1,979	1,979
Total assets	$987,764	$487,219

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$534,223	$153,551
Due to customers, net	151,528	-
Note payable - related party	-	180,382
Total current liabilities	685,751	333,933

Commitments and Contingencies (Note 9)	-	-

Stockholders’ equity
Preferred stock, $.0001 par value: 10,000,000 authorized, 0 shares issued and outstanding on December 31, 2020 and December 31, 2019, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 designated 0 and 0 shares issued and outstanding on December 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $.0001 par value: 700,000,000 authorized; 25,113,746 and 24,122,746 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,511	2,412
Additional paid-in capital	44,943,714	39,276,685
Accumulated deficit	(44,644,212)	(39,125,811)
Total stockholders’ equity	302,013	153,286
Total liabilities and stockholders’ equity	$987,764	$487,219

The accompanying notes are an integral part of these consolidated financial statements.

Coro Global Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2020	2019
Revenue
Transaction revenue	$416	$-
Transaction revenue - related party	278	-
	694	-

Operating expenses
Selling, general and administrative expenses	4,269,390	3,835,548
Development expense	1,084,705	997,620
Total operating expenses	5,354,095	4,833,168

Loss from operations	(5,353,401)	(4,833,168)

Other expenses
Interest expense	(165,000)	(17,211)
Total other expenses	(165,000)	(17,211)

Net loss	$(5,518,401)	$(4,850,379)

Net loss per common share: basic and diluted	$(0.22)	$(0.21)

Weighted average common shares outstanding: basic and diluted	24,662,982	23,528,209

The accompanying notes are an integral part of these consolidated financial statements.

Coro Global Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2020 and 2019

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2018	-	$-	22,848,246	$2,285	$33,798,526	$(34,275,432)	$(474,621)
Common stock issued for services	-	-	32,500	3	168,872	-	168,875
Common stock issued for current year services and the conversion of deferred compensation	-	-	750,000	75	2,162,333	-	2,162,408
Amortization of stock compensation	-	-	-	-	687,003		687,003
Common stock issued for the conversion of note payable			10,000	1	49,999		50,000
Sale of common stock	-	-	482,000	48	2,409,952	-	2,410,000
Net loss	-	-	-	-	-	(4,850,379)	(4,850,379)

Balance December 31, 2019	-	$-	24,122,746	$2,412	$39,276,685	$(39,125,811)	$153,286
Common stock issued for services	-	-	141,000	14	687,861	-	687,875
Sale of common stock	-	-	737,000	74	3,684,926	-	3,685,000
Stock based compensation	-	-			729,253	-	729,253
Warrants issued for services		-	-	-	399,200	-	399,200
Exercise of warrants	-	-	80,000	8	792	-	800
Common stock issued for note extension	-	-	33,000	3	164,997	-	165,000
Net loss	-	-	-	-	-	(5,518,401)	(5,518,401)

Balance December 31, 2020	-	$-	25,113,746	$2,511	$44,943,714	$(44,644,212)	$302,013

The accompanying notes are an integral part of these consolidated financial statements.

Coro Global Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019
Cash flows from operating activities
Net loss	(5,518,401)	(4,850,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,417,128	2,717,291
Warrants issue for services	399,200	-
Common stock issued for debt extension	165,000	-
Amortization expense of debt discount	-	10,000
Depreciation	2,031	1,993
Amortization of prepaid expenses
Changes in operating assets and liabilities
Increase in surety bonds	(48,918)	-
Due to customers	151,528	-
Prepaid expenses and other current assets	(186,398)	(6,178)
Accounts payable and accrued liabilities	380,672	(67,723)
Net cash used in operating activities	(3,238,158)	(2,194,996)

Cash flows from investing activities
Purchase of Equipment	(2,513)	-
Net cash used in investing activities	(2,513)	-

Cash flow from financing activities
Proceeds for exercise of warrants	800	-
Repayments on notes payable - related party	(180,382)	(67,780)
Proceeds from notes payable - related party	-	100,000
Proceeds from related party	-	3,000
Repayments to related party	-	(3,000)
Proceeds from issuance of common stock	3,685,000	2,410,000
Net cash provided by financing activities	3,505,418	2,442,220

Net increase in cash and cash equivalents	264,747	247,224
Cash and cash equivalents at beginning of period	470,800	223,576
Cash and cash equivalents at end of period	$735,547	$470,800

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,618	$9,920
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of Convertible debentures related party to non convertible	$-	$88,162
Conversion of deferred compensation to common stock	$-	$300,995
Common stock issued conversion for conversion of notes payable - related party	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

Coro Global Inc.

Notes to the Audited Consolidated Financial Statements

For The Years Ended December 31, 2020 and 2019

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the balance sheets, statements of operations, changes in stockholders’ equity (deficit) and cash flows of the Company. The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Covid-19 Pandemic

The Company’s operations have been materially and adversely impacted by the Covid-19 pandemic. The Company is located in Dade County, Florida which was subject to a “stay at home” order effective March 26, 2020, and which was lifted effective May 20, 2020. The effect of Covid-19 on the business has since been limited to experiencing delays in obtaining registrations and/or licenses from various state governmental agencies due to staff being temporarily suspended or working remotely.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $5,518,401 and $4,850,379 for the years ended December 31, 2020 and 2019, respectively. The losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Currently our operating accounts are approximately $120,000 above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred $295,358 and $8,994, respectively for advertising costs for the years ended December 31, 2020 and 2019.

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

Asset Category	Depreciation/ Amortization Period
Computer equipment	5 Years
Computer software	3 Years

Computer and equipment costs consisted of the following:

	December 31, 2020	December 31, 2019
Computer equipment and software	$12,469	$9,964
Accumulated depreciation	(4,273)	(2,242)
Balance	$8,204	$7,722

Depreciation expense was $2,031 and $1,993 respectively for the years ended December 31, 2020 and 2019, respectively.

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. As of December 31, 2020 the Company recorded a liability of $151,528 for amounts owed to customers for the purchase of gold.

Fair Value of Financial Instruments

Cash, Receivables, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive as there were no potentially dilutive instruments as of December 31, 2020 and 2019.

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

The Company entered into an employment agreement on May 18, 2018 with Mr. Goode, which provided for an annual salary and certain other benefits. Pursuant to the employment agreement, Mr. Goode’s annual base salary was $96,000, which could be increased to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and was subject to increases as set from time to time by the Board. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). Pursuant to the initial terms of the employment agreement, after one year of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, the Company agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of December 31, 2018 the Company accrued $300,995 in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period.

On May 31, 2019, the Company entered into amendment no. 1 to the Company’s employment agreement with Mr. Goode. Pursuant to the amendment, the Company’s obligation to issue additional shares of common stock as compensation to Mr. Goode was amended, such that, the Company issued to Mr. Goode and his designee 750,000 shares of common stock upon execution of the amendment, and the Company had no further obligation to issue to Mr. Goode shares under the employment agreement. Mr. Goode would have been required to return such 750,000 shares to the Company as follows:

●	Mr. Goode would have been required to return 500,000 of such shares to the Company if he was not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2020 (the second anniversary of the agreement); and

●	Mr. Goode would have been required to return 250,000 of such shares to the Company if he were not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2021 (the third anniversary of the agreement).

On May 31, 2019 the Company recorded the conversion of deferred compensation to common stock of $2,162,408 for the issuance of these shares to additional paid in capital and common stock. The Company recorded $300,995 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $622,107 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2020. As of December 31, 2020 and December 31, 2019 the unvested amount of the awards was $171,285 and $900,589, respectively.

On December 29, 2020, the Company entered into amendment No. 2 to the Company’s employment agreement with J. Mark Goode. Pursuant to the amendment, Mr. Goode’s employment with the Company continued until January 31, 2021, and Mr. Goode agreed to resign as President, Chairman, and Chief Executive Officer of the Company effective December 31, 2020. From the period January 1, 2021 to January 31, 2021 Mr. Goode was entitled to his base salary and any other regular compensation under the employment agreement and agreed to assist the Company in the Company’s transition to a new Chief Executive Officer. Mr. Goode agreed that he would return 250,000 shares of the Company’s common stock if he were not serving as Chief Executive Officer of the Company as of December 30, 2020, and agreed to return 62,500 shares of common stock to the Company upon expiration of the employment agreement on January 31, 2021. On December 31, 2020, Mr. Goode submitted his resignation as Director, President and Chief Executive Officer of the Company, effective at 11:59 p.m. on December 31, 2020.

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

The changes in this note payable to related party are reflected in the following at December 31, 2020 and December 31, 2019:

	At December 31, 2020	At December 31, 2019
Note Payable	$-	$-
Accrued interest	$14,820	$19,438

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser, consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $70,384, as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment no. 4 thereto, dated January 17, 2020; and (ii) an original issue discount promissory note, dated on or about February 28, 2019, in the original principal amount of $110,000 (of which $100,000 had been repaid, leaving an outstanding balance of $10,000), as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment No. 4 thereto, dated January 17, 2020, was extended to June 30, 2020. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. From April 1, 2020 to December 31, 2020, the Company repaid $73,382 of the notes due to Lyle Hauser. On July 27, 2020 the maturity date of the note dated January 14, 2019 was extended to September 30, 2020. As of December 31, 2020 and December 31, 2019, the note dated January 14, 2019 had a balance of $0 and accrued interest of $5,438.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note had a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which was extended to June 30, 2020. Following the maturity date, the note would bear a 9% annual interest rate until paid in full. During the year ended December 31, 2020 the Company repaid a total of $110,000. As of December 31, 2020 and December 31, 2019, the note had a balance of $0 and $110,000, respectively.

The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of December 31, 2020 and December 31, 2019, the Dino Might asset balance was $1,979.

Intellectual property is stated at cost. When retired or otherwise disposed, the related carrying value and accumulated amortization are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred.

5. EQUITY

On September 29, 2017, the Company filed a Certificate of Designation of Series C Preferred Stock with the Secretary of State of Nevada (the “Series C Certificate of Designation”). The Company authorized 7,000 shares of preferred stock as Series C Preferred Stock. The Company issued 7,000 shares of Series C Preferred Stock on September 29, 2017. All outstanding shares of Series C Preferred Stock were converted to common stock in April 2018. No shares of Series C Preferred Stock are outstanding as of December 31, 2020 and December 31, 2019, and no such shares may be re-issued.

On May 18, 2018, the Company appointed J. Mark Goode as the new President and Chief Executive Officer of the Company, effective May 18. 2018. He was also appointed a member and Chairman of the Board of Directors of the Company. The Company entered into an employment agreement on May 18, 2018 with Mr. Goode, which provided for an annual salary and certain other benefits. Pursuant to the employment agreement, Mr. Goode’s annual base salary was $96,000, which could be increased to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to the Company’s performance and was subject to increases as set from time to time by the Board. Upon the execution of the employment agreement, Mr. Goode was issued 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share).

On May 31, 2019, the Company entered into amendment no. 1 to the Company’s employment agreement with Mr. Goode. Pursuant to the amendment, the Company’s obligation to issue additional shares of common stock as compensation to Mr. Goode was amended, such that, the Company issued to Mr. Goode and his designee 750,000 shares of common stock upon execution of the amendment, and the Company had no further obligation to issue to Mr. Goode shares under the employment agreement. Mr. Goode would have been required to return such 750,000 shares to the Company as follows:

●	Mr. Goode would have been required to return 500,000 of such shares to the Company if he was not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2020 (the second anniversary of the agreement); and

●	Mr. Goode would have required to return 250,000 of such shares to the Company if he were not serving as chief executive officer of the Company pursuant to the employment agreement as of May 17, 2021 (the third anniversary of the agreement).

On May 31, 2019 the Company recorded the conversion of deferred compensation to common stock of $2,162,408 for the issuance of these shares to additional paid in capital and common stock. The Company recorded $300,995 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $622,107 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2020. As of December 31, 2020 and December 31, 2019 the unvested amount of the awards was $171,285 and $900,589, respectively.

On December 29, 2020, the Company entered into amendment No. 2 to the Company’s employment agreement with J. Mark Goode. See Note 2.

During the year ended December 31, 2020, 500,000 shares of common stock issued to Mr. Goode vested.

During the year ended December 31, 2020, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 737,000 shares of common stock for an aggregate purchase price of $3,685,000.

On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser was extended to June 30, 2020. See Note 3. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock valued at $165,000 ($5.00 per share).

On June 24, 2020, the board of directors of the Company adopted a compensation program for independent directors. Under the program, independent directors will be entitled to a quarterly cash fee of $7,500 and 7,500 shares of common stock on a quarterly basis (each due and payable quarterly in arrears).

Between January 1, 2020 and December 31, 2020, the Company issued a total of 68,500 shares of common stock valued at $342,500 ($5.00 per share) to various consultants for consulting and business development.

Between January 1, 2020 and December 31, 2020, the Company issued a total of 22,500 shares of common stock valued at $106,875 ($4.75 per share) to a consultant for business development services.

Between January 1, 2020 and December 31, 2020, the Company issued a total of 5,000 shares of common stock valued at $24,750 ($4.95 per share) to a consultant for business development services.

Between January 1, 2020 and December 31, 2020, the Company issued a total of 45,000 shares of common stock valued at $213,750 ($4.75 per share) to the Company’s three independent directors for services as directors

On June 22, 2020, the Company issued, to a consultant for services, six-month warrants to purchase 30,000 shares of common stock with an exercise price of $0.01. The warrants were exercised and the Company recognized an expense of $149,700 ($5.00 per share), the current fair value for common stock.

On June 22, 2020, the Company issued to Niquana Noel, the Company’s then-chief operating officer, for services provided, six-month warrants to purchase 50,000 shares of common stock, with an exercise price of $0.01. The warrants were exercised and the Company recognized an expense of $249,500 ($5.00 per share), the current fair value for common stock.

6. COMMITMENTS AND CONTINGENCIES

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform, and on June 23, 2020, the agreement was amended and restated (as amended, the “Swirlds Agreement”). Pursuant to the Swirlds Agreement, the Company extended its license from Swirlds of Hashgraph technology for use in the Company’s Coro payment platform. The term and fees of such license will be as set forth in any applicable order form. In connection with the Swirlds Agreement, the Company and Swirlds executed an order form (the “Order Form”), which amends, restates and supersedes the order form between the Company and Swirlds dated December 13, 2018, whereby the Company will license 15 nodes from Swirlds, at a license fee of $15,000 per node, for a term of one (1) year, for a license fee of $225,000. Pursuant to the Order Form, the license of the nodes will automatically renew for additional one (1) year terms unless and until either party terminates the Swirlds Agreement or provides notice of non-renewal of the license then in effect. Should the license for any of the foregoing 15 nodes renew for any additional year, the license fee per node will drop to $3,000 per node per year. During the year ended December 31, 2020 the Company paid a total of $225,000 and recorded a prepaid expense of $112,500.

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

On March 9, 2020, the Company entered into an engagement agreement with Aegis Capital Corp. (“Aegis”), pursuant to which we engaged Aegis to act as lead underwriter in connection with a proposed public offering of common stock by the Company. In the event the contemplated offering were completed, the agreement contemplated, that (subject to execution of an underwriting agreement for the offering) Aegis would be entitled to a 8% underwriting discount, a 1% non-accountable expense allowance, reimbursement of certain expenses, and warrants to purchase 8% of the number of shares of common stock sold in the offering. The agreement had a termination date of six months from the date thereof or upon completion of the proposed offering. The Company had recorded $119,025 of deferred offering costs consisting of $85,000 of legal fees, exchange listing fees of $9,025 and $25,000 of underwrite due diligence fees. The agreement expired on September 9, 2020 and offering costs of $119,025 were expensed.

On June 24, 2020, the board of directors of the Company adopted a compensation program for independent directors. Under the program, independent directors will be entitled to a quarterly cash fee of $7,500 and 7,500 shares of common stock on a quarterly basis (each due and payable quarterly in arrears). During the year ended December 31, 2020, the Company had appointed three independent directors.

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

On January 14, 2019, the Company entered into an exchange agreement with Lyle Hauser. Pursuant to the exchange agreement, Mr. Hauser exchanged an outstanding convertible promissory note of the Company in the aggregate amount of $70,382 (including accrued interest) held by Mr. Hauser for a new non-convertible promissory note of the Company in the principal amount of $70,382. On April 7, 2020, the maturity date of outstanding notes held by Lyle Hauser, consisting of (i) a promissory note, dated on or about January 14, 2019, in the original principal amount of $70,384, as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment no. 4 thereto, dated January 17, 2020; and (ii) an original issue discount promissory note, dated on or about February 28, 2019, in the original principal amount of $110,000 (of which $100,000 had been repaid, leaving an outstanding balance of $10,000), as amended by amendment No. 1 thereto, dated April 9, 2019, amendment No. 2 thereto, dated July 3, 2019, amendment No. 3 thereto, dated October 1, 2019, and amendment No. 4 thereto, dated January 17, 2020, was extended to June 30, 2020. In consideration for the extension of the maturity date of the notes, the Company issued to the designee of Lyle Hauser 33,000 shares of common stock. From April 1, 2020 to December 31, 2020, the Company repaid $73,382 of the notes due to Lyle Hauser. On July 27, 2020 the maturity date of the note dated January 14, 2019 was extended to September 30, 2020As of December 31, 2020 and December 31, 2019, the note dated January 14, 2019 had a balance of $0 and accrued interest of $5,438.

On February 28, 2019, the Company issued a promissory note in the principal amount of $110,000 to Lyle Hauser with an original issue discount of $10,000, for a purchase price of $100,000. The note had a 0% interest rate until maturity and had an original maturity date of March 31, 2019, which was extended to June 30, 2020. Following the maturity date, the note would bear a 9% annual interest rate until paid in full. During the year ended December 31, 2020 the Company repaid a total of $110,000. As of December 31, 2020 and December 31, 2019, the note had a balance of $0 and $110,000, respectively.

During the years ended December 31, 2020 and 2019 the Company paid Dorr Asset Management consulting fees and expenses of $293,367, and $38,939, respectively. Dorr Asset Management is controlled by Brian and David Dorr, related parties to the Company.

9. INCOME TAXES

A reconciliation of the Company’s income taxes to amounts calculated at the federal statutory rate of 21% is as follows for the years ended December 31:

	2020	2019
Federal statutory taxes	(21.00)%	(21.00)%
State income taxes, net of federal tax benefit	(4.35)%	(4.35)%
Nondeductible items	-	-
Change in tax rate estimates	-	-
Change in valuation allowance	25.35%	25.35%
	-%	-%

The significant components of the Company’s net deferred tax assets are as follows for the years ended December 31:

	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$6,412,301	$5,514,632
Total deferred tax assets	6,412,301	5,514,632
Valuation allowance	(6,412,301)	(5,514,632)
Net deferred tax assets	$-	$-

FASB ASC 740, Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a full valuation allowance of $6,412,301 and $5,514,632 against its net deferred taxes is necessary as of December 31, 2020 and December 31, 2019, respectively. The change in valuation allowance for the years ended December 31, 2020 and 2018 is $897,939 and $547,966, respectively.

At December 31, 2020 and December 31, 2019, respectively, the Company had approximately $25,300,000 and $21,758,000, respectively, of U.S. net operating loss carryforwards remaining.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 are subject to examination by the Internal Revenue Service.

10. SUBSEQUENT EVENTS

Between January 1, 2021 and March 30, 2021, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 300,000 shares of common stock for an aggregate purchase price of $1,500,000.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fourth quarter of the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience about our directors and executive officers:

Name	Positions	Age
David Dorr	Chief Executive Officer, President and Director	43
Brian Dorr	Chief Operating Officer, Director	38
Rudolf Hüppi	Director	77
Lou Naser	Chairman of Board of Directors	55
Carlos Naupari	Director	34

David Dorr is the Co-founder of Coro Global Inc. under the Company’s current business. He has been Chief Executive Officer, President and director of the Company since January 2021. Since 2010, Mr. Dorr has served as Managing Principal of Dorr Asset Management LLC and as Managing Principal and Director of Dorr Asset Management SEZC (a Cayman Islands entity), since 2012. The Dorr Asset Management companies provide investing and advisory services based on global macroeconomic analysis. Mr. Dorr’s experience includes trading in complex derivatives, equities, commodities, FX, and fixed income markets. His focus in physical commodities has been centered in the precious metals sector. He has also served as a strategic advisor to various sovereign governments as it relates to gold, financial systems, and economic policies. Mr. Dorr is currently licensed as a Director in Cayman Islands by the Cayman Islands Monetary Authority and has previously served as Director of Registered Cayman Islands Mutual Funds. Prior to the Dorr Asset Management companies, Mr. Dorr was Co-founder & CEO of Life-Exchange, Inc., an electronic trading platform for financial institutions trading longevity risk in the life insurance sector. Life-Exchange, Inc. was a U.S. publicly traded company and Mr. Dorr served as Director and CEO. Mr. Dorr has an extensive background in finance and risk management, having worked in capital markets for nearly two decades, which qualifies him to serve on the Company’s board of directors.

Brian Dorr is the Co-founder of Coro Global Inc. under the Company’s current business. He has been Chief Operating Officer and director of the Company since January 2021. Since 2010 Mr. Dorr has served as Managing Principal of Dorr Asset Management LLC and as Managing Principal, Director and Anti-Money Laundering Compliance Officer of Dorr Asset Management SEZC since 2012. The Dorr Asset Management companies provide investing and advisory services based on global macroeconomic analysis. Mr. Dorr’s experience includes trading in complex derivatives, equities, commodities, FX, and fixed income markets. His focus in physical commodities has been centered in the precious metals sector. He has also served as a strategic advisor to various sovereign governments as it relates to gold, financial systems, and economic policies. Mr. Dorr is currently licensed as a Director in Cayman Islands by the Cayman Islands Monetary Authority and has previously served as Director of a Registered Cayman Islands Mutual Fund. Prior to the Dorr Asset Management companies, Mr. Dorr was Co-founder & COO of Life-Exchange, Inc., an electronic trading platform for financial institutions trading longevity risk in the life insurance sector. Life-Exchange, Inc. was a U.S. publicly traded company and Mr. Dorr served as Director and COO. Mr. Dorr has an extensive background in finance and risk management, having worked in capital markets for nearly two decades, which qualifies him to serve on the Company’s board of directors.

Rudolf Hüppi has served a director of the Company since June 2020. Mr. Hüppi is the founder of ParaLife, and since its formation in 2006, the Chairman and CEO of the ParaLife Group. ParaLife provides affordable and efficient insurance and other financial services solutions to people in informal economies, in the lower income and in underprivileged sectors. ParaLife is headquartered in Switzerland, operates in Latin America and is currently preparing for market entry in China. Mr. Hüppi had a long career with Zurich Insurance Group (Zurich Financial Services), which he joined in 1963. He headed up Zurich’s operations in India, held various positions for the company in the United States, and led Zurich’s International Division, serving the insurance and risk management needs of corporate customers around the world. In 1983, he was appointed to the Group Executive Board with oversight responsibility for the group’s activities throughout North America, the United Kingdom, Asia, and Australia. He was also appointed CEO of Zurich’s U.S. operations. He became Group COO in 1988 and president and CEO of Zurich Group in 1991. In 1993, Mr. Hüppi joined the board of directors and was elected Chairman in 1995. He resigned as CEO and Chairman in 2002. Since his retirement, and beyond building ParaLife into a leading microinsurance provider, Mr. Hüppi has been supporting various new ventures in China and the United States. He is a Fellow of the Batten Institute at the University of Virginia Darden Business School. Mr. Hüppi’s financial and executive knowledge and experience qualifies him to serve on the Company’s board of directors.

Lou Naser has served as a director of the Company since June 2020 and as the Chairman since January 2021. Mr. Naser is the founder and managing partner of Global Wealth Partners, Inc., which he founded in 2010. He has over 30 years of experience in the wealth management and financial services industry. Mr. Naser creates the firm’s vision and oversees all of its strategic initiatives and key partnerships. This includes the firm’s acquisitions as well as global development, worldwide relationships, and private equity investments. Mr. Naser’s executive and financial knowledge and experience qualifies him to serve on the Company’s board of directors.

Carlos Naupari has served as a director of the Company since June 2020. Mr. Naupari has been CEO Brazil at Fligoo, a San Francisco-based advanced analytics company since July 2019. He began his career at UBS in New York in 2008. After half a decade on Wall Street, Mr. Naupari pivoted his professional journey towards technology companies and has held senior leadership roles at Rokk3R Inc (from July 2017 to June 2019), VARIV Capital (from January 2015 to June 2015), and Rocket Internet AG (from June 2014 to January 2015) in the United States, Mexico, and Brazil. Mr. Naupari holds a BA from the University of Virginia. Mr. Naupari’s technology industry knowledge and experience qualifies him to serve on the Company’s board of directors.

Corporate Governance

Board of Directors Term of Office

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Committees of our Board of Directors

We have established an audit committee, a compensation committee, and a nominating and corporate governance committee. Each such board committee consists of our three independent directors. Mr. Hüppi serves as chair of our audit committee, Mr. Naupari serves as chair of our compensation committee, and Mr. Naser serves chair of our nominating and corporate governance committee. Mr. Hüppi is our audit committee financial expert.

Family Relationships

There is no family relationship between any director and executive officer or among any directors or executive officers, except that David and Brian Dorr are brothers.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the CFTC to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Code of Ethics

We have adopted a Code of Ethics for adherence by all of our employees. In addition, certain provisions of the Code of Ethics are specifically directed to the Company’s Chief Executive Officer, Chief Financial Officer, and financial managers. We have adopted a Code of Ethics to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in our periodic reports filed pursuant to the Exchange Act; and compliance with applicable laws, rules, and regulations. Our Code of Ethics is available on our website at www.coro.global.

Item 11. Executive Compensation.

The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred.

Name and Position(s)	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Other ($)	Total Compensation ($)
J. Mark Goode	2019	128,000	-	2,156,622	-	2,284,622
Former Chief Executive Officer(1)(2)(3)	2020	153,000	-	729,305	-	882,305

Niquana Noel	2019	64,000	-	-	-	64,000
Former Chief Operating Officer(4)	2020	131,000	-	$250,000	-	381,000

(1)	Mr. Goode resigned as Chief Executive Officer effective December 31, 2020.
(2)	On May 18, 2018, Mr. Goode received 500,000 shares of common stock of the Company valued at $1,250,000 ($2.50 per share). Under Mr. Goode’s employment agreement as in effect on December 31, 2018, after one year of employment by the Company as the Chief Executive Officer, we agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; after two years of employment by the Company as the Chief Executive Officer, we agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance; and after three years of employment by the Company as the Chief Executive Officer, we agreed to issue to Mr. Goode additional shares of common stock of the Company equal to 1% of the outstanding shares of the Company at the time of such issuance. As of December 31, 2018, we accrued $300,995 in accordance with ASC 718-10-55-65 for the portion earned as the terms of such an award do not establish an ownership relationship because the extent to which (or whether) the employee benefits from the award depends on something other than changes in the entity’s share price. Therefore, the awards should be accounted for as a liability award. ASC 718 requires that public companies measure share-based awards classified as liabilities at fair value at each reporting date. In accordance with 718-30-35-3, a public entity shall measure a liability award under a share-based payment arrangement based on the award’s fair value re-measured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change (or a portion of the change, depending on the percentage of the requisite service that has been rendered at the reporting date) in the fair value of the instrument for each reporting period. Through May 31, 2019, the date Mr. Goode’s employment agreement was amended as discussed below, the Company recorded an additional expense of $1,861,170.
(3)	On May 31, 2019 the Company recorded the conversion of deferred compensation to common stock of $2,162,408 for the issuance of these shares to additional paid in capital and common stock. The Company recorded $300,995 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019
(4)	On June 22, 2020, the Company issued to Niquana Noel, the Company’s then-Chief Operating Officer, for services provided, six-month warrants to purchase 50,000 shares of common stock, with an exercise price of $0.01. The warrants were exercised and the Company recognized an expense of $249,500 ($5.00 per share), the fair value for our common stock. Ms. Noel resigned as our Chief Operating Officer effective December 31, 2020.

Employment Agreements

We entered into an employment agreement on May 18, 2018, with J. Mark Goode, our then-Chief Executive Officer and on May 31, 2019, and December 29, 2020, we entered into amendments to the employment agreement. Pursuant to the employment agreement, as amended, Mr. Goode’s annual base salary was $96,000, which could be increased to up to $216,000 upon Mr. Goode meeting certain milestones set forth in the employment agreement related to our performance and was subject to increases as set from time to time by our board of directors. Upon the execution of the employment agreement, Mr. Goode received 500,000 shares of our common stock. Upon execution of the first amendment, we issued to Mr. Goode and his designee 750,000 shares of common stock, and we had no further obligation to issue to Mr. Goode shares under the employment agreement. Pursuant to Mr. Goode’s employment agreement, as amended, Mr. Goode would have been required to return 500,000 shares if he was not serving as our Chief Executive Officer as of May 17, 2020.

Pursuant to the second amendment to the employment agreement, Mr. Goode agreed to resign as President, Chairman, and Chief Executive Officer of the Company effective December 31, 2020. From the period January 1, 2021 to January 31, 2021 Mr. Goode will be entitled to his base salary and any other regular compensation under the employment agreement and will assist the Company in the Company’s transition to a new Chief Executive Officer. Mr. Goode agreed that he would return 250,000 shares of the Company’s common stock if he were not serving as Chief Executive Officer of the Company as of December 30, 2020, and agreed to return 62,500 shares of common stock to the Company upon expiration of the employment agreement on January 31, 2021.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth our outstanding equity awards to our executive officers as of December 31, 2020.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
J. Mark Goode	-	-	-	$-	-	250,000	(1)	-	-	-

(1)	Calculated based on Mr. Goode’s employment agreement as in effect as of December 31, 2020.

Director Compensation

On June 24, 2020, the board of directors of the Company adopted a compensation program for independent directors. Under the program, independent directors will be entitled to a quarterly cash fee of $7,500 and 7,500 shares of common stock on a quarterly basis (each due and payable quarterly in arrears).

The following table sets forth compensation we paid to our directors during the year ended December 31, 2020 (excluding compensation under the Summary Compensation table above).

	Fees
	Earned or
	Paid in	Stock	Option	All Other
	Cash (1)	Awards	Awards	Compensation	Total
Name	($)	($)(2)	($)	($)	($)
Rudolf Hüppi	15,000	$71,250			$86,250
Lou Naser	15,000	$71,250	—	—	$86,250
Carlos Naupari	15,000	$71,250	—	—	$86,250

(1)	Includes $7,500 for each director for the quarter ended December 31, 2020 that was deferred. The directors have agreed to defer cash fees until the completion of a public offering by the Company.
(2)	Shares were valued based on the fair market value on the last day of each quarter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 25, 2021, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.

The table lists applicable percentage ownership based on 25,413,746 shares of common stock outstanding as of March 25, 2021. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options and warrants that are either immediately exercisable or exercisable within 60 days of March 25, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Except as otherwise noted below, the address for persons listed in the table is c/o Coro Global Inc., 78 SW 7th Street, Suite 500, Miami, FL 33130.

Name and address of beneficial owner	Number of shares of common stock beneficially owned		Percentage of common stock beneficially owned
Greater than 5% Stockholders:
Jonathan Feuerman TTEE RH Sun & Surf Irrevocable Trust 1 South East 3rd Avenue, Suite 2950 Miami, FL 33131	4,800,000		18.9%
Kevin Hauser TTEE LLH Irrevocable Trust 8974 Valhalla Drive, Delray Beach, FL 33446	2,200,000	(1)	8.7%
Jonathan Feuerman TTEE LH Irrevocable Trust 1 South East 3rd Avenue, Suite 2950 Miami, FL 33131	2,200,000	(2)	8.7%
Jonathan Feuerman 1 South East 3rd Avenue, Suite 2950 Miami, FL 33131	7,000,000	(3)	27.6%
Advantage Life & Annuity SPC FBO ALIP 1704-1138 5304 18 Forum Lane Camana Bay Grand Cayman 9006	1,543,434		6.1%
The Samsara STAR Trust Suntera (Cayman) Limited as Trustee of The Samsara STAR Trust 24 Shedden Road, Royal Bank House 3rd Floor George Town, Grand Cayman KY1-1110 Cayman Islands	4,400,000	(4)	17.3
The Orokos STAR Trust Suntera (Cayman) Limited as Trustee of The Orokos STAR Trust 24 Shedden Road, Royal Bank House 3rd Floor George Town, Grand Cayman KY1-1110 Cayman Islands	4,400,000	(4)	17.3

Directors and Executive Officers:
David Dorr	1,643,434	(5)	6.5%
Brian Dorr	1,643,434	(6)	6.5%
Lou Naser	71,000	(7)	*
Rudolf Hüppi	15,000		-
Carlos Naupari	15,000		-
All Directors and Officers as a Group (5 persons)	1,844,434		7.3%

*	Less than 1%.

(1)	The shareholder has granted Lyle Hauser a security interest in the shares.
(2)	The shareholder has granted The Vantage Group Ltd., an entity owned by Lyle Hauser, a security interest in the shares.7.
(3)	Represents shares held by Jonathan Feuerman TTEE RH Sun & Surf Irrevocable Trust, Jonathan Feuerman TTEE LLH Irrevocable Trust, as set forth above.

(4)	Benjamin George, Joyce Seymour, and Angella Williams-Myers have voting and dispositive power over the shares.
(5)	Mr. Dorr’s beneficial ownership includes 1,543,434 shares held by Advantage Life & Annuity SPC fbo ALIP 1704-1138 9 (“Advantage Life”). Brian Dorr and David Dorr are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life and has investment discretion over the account that holds the shares of the Company.
(6)	Mr. Dorr’s beneficial ownership includes 1,543,434 shares held by Advantage Life. Brian Dorr and David Dorr are the owners and managing directors of Dorr Asset Management SEZC, which is the investment advisor to Advantage Life and has investment discretion over the account that holds the shares of the Company.
(7)	Includes 30,000 shares held by an entity owned by Mr. Naser.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On April 8, 2020, the Company issued 33,000 shares of common stock to the designee of Lyle Hauser (then a significant stockholder of the Company) in connection with the extension of the maturity date of outstanding notes held by Mr. Hauser.

On June 22, 2020, the Company issued to Niquana Noel, the Company’s then-Chief Operating Officer, for services provided, six-month warrants to purchase 50,000 shares of common stock, with an exercise price of $0.01. On June 30, 2020, the Company issued 50,000 shares of common stock to Niquana Noel, upon exercise of Ms. Noel’s warrants, at an exercise price of $0.01 per share.

During the nine months ended September 30, 2020, the Company paid Dorr Asset Management LLC consulting fees and expenses of $218,367. Dorr Asset Management LLC concluded its consulting services to the Company on November 30, 2020. There are no current compensation arrangements between the Company and David Dorr or Brian Dorr.

On May 31, 2019, the Company entered into an amendment to its employment agreement with J. Mark Goode, the Company’s then-Chief Executive Officer and on December 29, 2020, we entered into amendment No. 2 to the employment agreement with J. Mark Goode. See “Executive Compensation.”

On January 15, 2021, we entered into a securities purchase agreement with Lou Naser, the Company’s chairman, pursuant to which we issued and sold to Mr. Naser 6,000 shares of common stock for a purchase price of $5.00 per share.

Director Independence

Mr. Hüppi, Mr. Naser and Mr. Naupari are independent as defined under Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

The following table shows the fees that were billed to the Company by its independent auditor for professional services rendered in 2020 and 2019.

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2020—MaloneBailey, LLP	$30,500	$7,500	$-	$-
2019—MaloneBailey, LLP	$20,000	$-	$-	$-
2020—Liggett & Webb, P.A.	$27,634	$500	$1,500	$5,000
2019—Liggett & Webb, P.A.	$34,800	$3,500	$-	$-

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

Tax Fees. MaloneBailey, LLP and Liggett & Webb, P.A. did not perform any tax compliance services for us during the years ended December 31, 2020 or 2019, except that Liggett & Webb, P.A. received $1,500 for providing tax services relating to preparation of certain tax returns for us during the year ended December 31, 2020.

All other fees. MaloneBailey, LLP and Liggett & Webb, P.A., did not receive any other fees from us for the years ended December 31, 2020 or 2019, except that Liggett & Webb, P.A. received $5,000 for audit of our subsidiary.

PART IV

Item 15. Exhibits.

2.1	Agreement and Plan of Merger made as of November 1, 2005 among Bio-Solutions International, Inc., OmniMed Acquisition Corp., OmniMed International, Inc., and the shareholders of OmniMed International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 3, 2005)

3.1	Articles of Incorporation (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference to S-1/A filed January 26, 2021)

3.3	Certificate of Amendment to Articles of Incorporation filed on August 31, 2004 (incorporated by reference to the Company’s Annual Report on Form 10-KSB filed on April 17, 2006)

3.4	Articles of Merger changing the Registrant’s name to OmniMed International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 22, 2005)

3.5	Articles of Merger changing the Registrant’s name to MedeFile International, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2006)

3.6	Certificate of Designation of Series A Preferred (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 16, 2009)

3.7	Certificate of Amendment to Articles of Incorporation filed January 21, 2009 (incorporated by referenced to the Company’s Form 8-K filed on January 23, 2009)

3.8	Certificate of Amendment to Articles of Incorporation filed April 13, 2010 (incorporated by reference to 10-K/A filed July 15, 2011)

3.9	Certificate of Amendment to Articles of Incorporation filed July 20, 2010 (incorporated by reference to 10-K/A filed July 15, 2011)

3.10	Certificate of Designation of Series B Convertible Preferred Stock filed April 10, 2012 (incorporated by reference to 8-K filed April 16, 2012)

3.11	Certificate of Amendment to Articles of Incorporation filed October 2, 2012 (incorporated by reference to 8-K filed October 9, 2012)

3.12	Certificate of Amendment to Articles of Incorporation filed December 19, 2015 (incorporated by reference to 8-K filed December 26, 2013)

3.12	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed February 17, 2015)

3.13	Certificate of Amendment to Articles of Incorporation filed February 13, 2013 (incorporated by reference to 8-K filed July 13, 2015)

3.14	Certificate of Designation of Series C Preferred Stock (incorporated by reference to 8-K filed October 4, 2017)

3.15	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed October 27, 2017)

3.16	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed March 5, 2018)

3.17	Certificate of Amendment to Articles of Incorporation (incorporated by reference to 8-K filed January 10, 2020)

10.1	Amended and Restated Software License Agreement, between the Company and Swirlds, Inc. (incorporated by reference to 8-K filed June 23, 2020)

10.2	Software Order Form, between the Company and Swirlds, Inc. (incorporated by reference to 8-K filed June 23, 2020)

10.3	2019 Equity Incentive Plan (incorporated by reference to 8-K filed February 6, 2019)

14.1	Code of Ethics

16.1	Letter from MaloneBailey, LLP (incorporated by reference to 8-K filed January 23, 2019)

16.2	Letter from Liggett & Webb, P.A. (incorporated by reference to 8-K filed September 17, 2020)

21	Subsidiaries

31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT *

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT *

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE *

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

*	Filed herewith.
**	Furnished herewith.
***	Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORO GLOBAL INC.
Date: March 31, 2021
	By:	/s/ David Dorr
David Dorr
President and Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Dorr	President, Chief Executive Officer and Director	March 31, 2021
David Dorr	(Principal executive, financial and accounting officer)

/s/ Brian Dorr	Director	March 31, 2021
Brian Dorr

/s/ Rudolph Hüppi	Director	March 31, 2021
Rudolph Hüppi

/s/ Lou Naser	Director	March 31, 2021
Lou Naser

/s/ Carlos Naupari	Director	March 31, 2021
Carlos Naupari