Form 10-Q
period 2021-03-31
Coro Global Inc.
filed 2021-05-20
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Yes ☐   No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,436,246 shares of common stock, par value $0.0001, are issued and outstanding as of May 19, 2021.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Coro Global Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31	December 31,
	2021	2020
Assets
Current assets
Cash	$1,507,507	583,825
Cash – restricted	139,379	151,722
Surety Bonds	30,384	48,918
Prepaid expenses	154,658	193,116
Total current assets	1,831,928	977,581

Equipment, net	9,558	8,204
Dino Might program	1,979	1,979
Total assets	$1,843,465	987,764

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$562,141	$402,576
Due to customers, net	262,022	283,175
Total current liabilities	824,163	685,751

Commitments and Contingencies (Note 9)	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized, 0 and 0 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	-	-
Preferred stock Series C, $0.0001 par value: 7,000 shares designated, 0 and 0 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value: 700,000,000 shares authorized; 25,436,246 and 25,113,746 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,543	2,511
Additional paid-in capital	46,577,065	44,943,714
Accumulated deficit	(45,560,306)	(44,644,212)
Total stockholders’ equity	1,019,302	302,013
Total liabilities and stockholders’ equity	$1,843,465	$987,764

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Coro Global Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue
Transaction revenue	$639	$-
Transaction revenue - related party	455	-
	1,094	-

Operating expenses
Selling, general and administrative expenses	729,645	634,848
Development expense	187,543	215,040
Total operating expenses	917,188	849,888

Loss from operations	(916,094)	(849,888)

Net loss	$(916,094)	$(849,888)

Net loss per common share: basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding: basic and diluted	25,354,368	23,447,691

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Coro Global Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 and 2021

	Preferred Series C		Common Stock		Additional
	Shares	Par	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2019	-	$-	24,122,746	$2,412	$39,276,685	$(39,125,811)	$153,286
Stock based compensation	-	-	-	-	292,240	-	292,240
Sale of common stock	-	-	20,000	20	999,980	-	1,000,000
Net loss	-	-	-	-	-	(849,888)	(849,888)
Balance March 31, 2020	-	$-	24,142,746	$2,432	$40,568,905	$(39,975,699)	$595,638

Balance December 31, 2020	-	$-	25,113,746	$2,511	$44,943,714	$(44,644,212)	$302,013
Sale of common stock	-	-	300,000	30	1,499,970	-	1,500,000
Stock based compensation	-	-	22,500	2	133,381	-	133,383
Net loss	-	-	-	-		(916,094)	(916,094)
Balance March 31, 2021	-	$-	25,436,246	$2,543	$46,577,065	$(45,560,306)	$1,019,302

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Coro Global Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	(916,094)	(849,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	133,383	292,240
Depreciation	623	498
Amortization of prepaid expenses
Changes in operating assets and liabilities
Increase in deferred offering costs	-	(85,000)
Increase in surety bonds	18,534	-
Due to customers	(21,153)	-
Prepaid expenses and other current assets	38,458	(23,282)
Accounts payable and accrued liabilities	159,566	(46,408)
Net cash used in operating activities	(586,683)	(711,840)

Cash flows from investing activities
Purchase of Equipment	(1,978)	-
Net cash used in investing activities	(1,978)	-

Cash flow from financing activities
Repayments on notes payable - related party	-	(100,000)
Proceeds from issuance of common stock	1,500,000	1,000,000
Net cash provided by financing activities	1,500,000	900,000

Net increase in cash and cash equivalents	911,339	188,160
Cash and cash equivalents at beginning of period	735,547	470,800
Cash and cash equivalents at end of period	$1,646,886	$658,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

Coro Global Inc.

Notes to the Condensed Unaudited Consolidated Financial Statements

For The Three Months Ended March 31, 2021

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Coro Global, Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete condensed consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 31, 2021. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $916,094 and $849,888 for the three months ended March 31, 2021 and March 31, 2020, respectively. The losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Currently our operating accounts are approximately $836,980 above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred $74,800 and $0, respectively for advertising costs for the three months ended March 31, 2021 and 2020.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Asset Category	Depreciation/ Amortization Period
Computer equipment	5 Years
Computer software	3 Years

Computer and equipment costs consisted of the following:

	March 31, 2021	December 31, 2020
Computer equipment and software	$14,454	$12,469
Accumulated depreciation	(4,896)	(4,273)
Balance	$9,558	$8,204

Depreciation expense was $623 and $498 respectively for the three months ended March 31, 2021 and 2020, respectively.

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. As of March 31, 2021 and December 31, 2020 the Company recorded a liability of $262,022 and $283,175 for amounts owed to customers for the purchase of gold.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive as there were no potentially dilutive instruments as of March 31, 2021 and 2020.

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

On May 31, 2019 the Company recorded the conversion of deferred compensation to common stock of $2,162,408 for the issuance of these shares to additional paid in capital and common stock. The Company recorded $300,995 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $622,107 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2020. The Company recorded $35,733 for the additional value of the common stock for the vesting of the award during the three months ended March 31, 20201 As of March 31, 2021 and December 31, 2020 the unvested amount of the awards was $0 and $171,285, respectively.

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

The changes in this note payable to related party are reflected in the following at March 31, 2021 and December 31, 2020:

	At March 31, 2021	At December 31, 2020
Note Payable	$-	$-
Accrued interest	$14,820	$14,820

The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. INTELLECTUAL PROPERTY

In September 2017, the Company entered into and closed an asset purchase agreement with Vantage. Pursuant to the asset purchase agreement, the Company purchased from Vantage a software application referred to as Dino Might and related intellectual property. As consideration for the purchase, the Company issued to Vantage 7,000 shares of newly created Series C Preferred Stock, valued at $820,451, and granted to Vantage a revenue sharing interest in the Dino Might asset pursuant to which the Company agreed to pay to Vantage, for the Company’s 2017 fiscal year and the following nine years, 30% of the revenue generated by the Dino Might asset. In 2017 the Company recognized an impairment loss of $818,472, on the transaction based on the future discounted cash flows over the next three years. As of March 31, 2021 and December 31, 2020, the Dino Might asset balance was $1,979.

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

On May 31, 2019 the Company recorded the conversion of deferred compensation to common stock of $2,162,408 for the issuance of these shares to additional paid in capital and common stock. The Company recorded $300,995 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $622,107 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2020. The Company recorded $35,733 for the additional value of the common stock for the vesting of the award during the three months ended March 31, 2021 As of March 31, 2021 and December 31, 2020 the unvested amount of the awards was $0 and $171,285, respectively.

On December 29, 2020, the Company entered into amendment No. 2 to the Company’s employment agreement with J. Mark Goode. See Note 2.

During the three months ended March 31, 2020 the Company entered into securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 200,000 shares of common stock for an aggregate purchase price of $1,000,000.

On June 24, 2020, the board of directors of the Company adopted a compensation program for independent directors. Under the program, independent directors will be entitled to a quarterly cash fee of $7,500 and 7,500 shares of common stock on a quarterly basis (each due and payable quarterly in arrears).

During the three months ended March 31, 2021, the Company issued a total of 22,500 shares of common stock valued at $97,650 ($4.34 per share) to the Company’s independent directors for services.

During the three months ended March 31, 2021, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 300,000 shares of common stock for an aggregate purchase price of $1,500,000, of which 6,000 shares for $30,000 were purchased by our Chairman Lou Naser.

6. COMMITMENTS AND CONTINGENCIES

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform, and on June 23, 2020, the agreement was amended and restated (as amended, the “Swirlds Agreement”). Pursuant to the Swirlds Agreement, the Company extended its license from Swirlds of Hashgraph technology for use in the Company’s Coro payment platform. The term and fees of such license will be as set forth in any applicable order form. In connection with the Swirlds Agreement, the Company and Swirlds executed an order form (the “Order Form”), which amends, restates and supersedes the order form between the Company and Swirlds dated December 13, 2018, whereby the Company will license 15 nodes from Swirlds, at a license fee of $15,000 per node, for a term of one (1) year, for a license fee of $225,000. Pursuant to the Order Form, the license of the nodes will automatically renew for additional one (1) year terms unless and until either party terminates the Swirlds Agreement or provides notice of non-renewal of the license then in effect. Should the license for any of the foregoing 15 nodes renew for any additional year, the license fee per node will drop to $3,000 per node per year. During the year ended December 31, 2020 the Company paid a total of $225,000 and recorded a prepaid expense of $112,500. During the three months ended March 31, 2021 the Company recorded an expense of $31,250.

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

On June 24, 2020, the board of directors of the Company adopted a compensation program for independent directors. Under the program, independent directors will be entitled to a quarterly cash fee of $7,500 and 7,500 shares of common stock on a quarterly basis (each due and payable quarterly in arrears). During the year ended December 31, 2020, the Company appointed three independent directors.

7. RELATED PARTY

During the three months ended March 31, 2021 and 2020 the Company paid Dorr Asset Management consulting fees and expenses of $50,000, and $0, respectively. Dorr Asset Management is controlled by Brian and David Dorr, related parties to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We have developed and commenced commercializing a financial technology product, CORO which uses advanced distributed ledger technology for improved security, speed, and reliability. CORO is a global money transmitter that allows customers to send, receive, and exchange currencies faster, cheaper and more securely, initially consisting of the ability to send, receive and exchange U.S. dollars and gold. Our mission through CORO is to democratize access to gold as sound money. CORO makes it simple, convenient and affordable to use gold as money. The CORO mobile app was completed and released in select U.S. markets in August 2020. Following the initial commercial release, CORO has expanded into new markets and is now licensed, approved and operating in 28 U.S. states plus the District of Columbia and Puerto Rico. CORO intends to expand the release of the app throughout the U.S. in 2021. The Company will also pursue money transmission licenses in foreign countries such as Mexico and Canada.

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

Results of Operations for the three months ended March 31, 2021 and March 31, 2020

Revenues

In August 2020 the Company successfully launched the Coro mobile payment application on a commercial basis. The Coro app is available for users to download in the Apple Store and Google Play. The Company generated nominal transaction revenues of $1,094 during the three months ended March 31, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2021 were $729,645, an increase of $94,797 or approximately 10% compared to selling, general and administrative expenses of $634,848 for the three months ended March 31, 2020. The increase in expense was mainly attributable to higher legal, professional and consulting fees during the three months ended March 31, 2021. In addition, during the three months ended March 31, 2021 the Company incurred advertising costs of $74,800 compared to $0 for the three months ended March 31, 2020, as the Company prepared to launch its CORO product. This was partially offset by a decrease in stock compensation of $158,857 to $133,383 for the three months ended March 31, 2021 from stock compensation expense of $292,240 for the three months ended March 31, 2020.

Development Expense

Development expenses for the three months ended March 31, 2021 were $187,453 compared to $215,040 for the three months ended March 31, 2020. We incurred slightly lower development expenses, including fees paid to vendors, for our CORO product during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as we completed development of our CORO product.

Net Loss

For the reasons stated above, our net loss for the three months ended March 31, 2021 was ($916,094) or ($0.04) per share, an increase of $66,206 or 8%, compared to net loss of ($849,888), or ($0.04) per share, for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $1,646,886, compared to cash of $735,547 as of December 31, 2020. Net cash used in operating activities for the three months ended March 31, 2021 was $586,683. Our current liabilities as of March 31, 2021 of $824,163 consisted of: $562,141 for accounts payable and due to customers of $262,022.

Net cash used in investing activities for the three months ended March 31, 2021 was $1,978 compared to $0 for three months ended March 31, 2020. During the three months ended March 31, 2021 the Company purchased office equipment.

During the three months ended March 31, 2021 we entered into and closed subscription agreements with accredited investors pursuant to which we sold to the investors an aggregate of 300,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $1,500,000. During the three months ended March 31, 2020 we entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 200,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $1,000,000. We repaid $100,000 of outstanding principal of a note payable from a then-related party.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2021, the Company issued 7,500 shares of common stock to each of the Company’s three independent directors for services.

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

Coro Global Inc.

Date: May 20, 2021	By:	/s/ David Dorr
David Dorr
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)