Form 10-Q
period 2021-06-30
Coro Global Inc.
filed 2021-08-23
CIK 842013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,458,746 shares of common stock, par value $0.0001, are issued and outstanding as of August 19, 2021.

i

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Coro Global Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020

Assets
Current assets
Cash	$768,068	583,825
Cash - restricted	113,060	151,722
Surety Bonds	26,631	48,918
Prepaid expenses	112,760	193,116
Total current assets	1,020,519	977,581

Equipment, net	8,835	8,204
Dino Might program	1,979	1,979
Total assets	$1,031,333	987,764

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$668,511	$402,576
Due to customers, net	125,087	283,175
Total current liabilities	793,598	685,751

Commitments and Contingencies	-	-

Stockholders’ equity
Preferred stock, $0.0001 par value: 10,000,000 shares authorized, 0 shares issued and outstanding on June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value: 700,000,000 shares authorized; 25,458,746 and 25,113,746 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,545	2,511
Additional paid-in capital	46,614,189	44,943,714
Accumulated deficit	(46,378,999)	(44,644,212)
Total stockholders’ equity	237,735	302,013
Total liabilities and stockholders’ equity	$1,031,333	$987,764

The accompanying notes are an integral part of these unaudited financial statements.

Coro Global Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue
Transaction revenue	$641	$-	$1,280	$-
Transaction revenue - related party	21	-	476	-
	662	-	1,756	-
Operating expenses
Selling, general and administrative expenses	573,296	1,429,007	1,302,941	2,063,855
Development expense	246,059	273,466	433,602	488,506
Total operating expenses	819,355	1,702,473	1,736,543	2,552,361

Loss from operations	(818,693)	(1,702,473)	(1,734,787)	(2,552,361)

Other expenses
Interest expense	-	(165,000)	-	(165,000)
Total other expenses	-	(165,000)	-	(165,000)

Net loss	$(818,693)	$(1,867,473)	$(1,734,787)	$(2,717,361)

Net loss per common share: basic and diluted	$(0.03)	$(0.08)	$(0.07)	$(0.11)

Weighted average common shares outstanding: basic and diluted	25,346,246	23,933,037	25,395,533	23,705,364

The accompanying notes are an integral part of these unaudited financial statements.

Coro Global Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	(1,734,787)	(2,717,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	170,509	857,408
Warrants issue for services	-	399,200
Common stock issued for debt extension	-	165,000
Depreciation	1,347	996
Amortization of prepaid expenses	-	(44,221)
Changes in operating assets and liabilities
Increase in surety bonds	22,287	(119,025)
Due to customers	(160,089)	-
Prepaid expenses and other current assets	80,356	5,636
Accounts payable and accrued liabilities	267,936	-
Net cash used in operating activities	(1,352,441)	(1,452,367)

Cash flows from investing activities
Purchase of Equipment	(1,978)	-
Net cash used in investing activities	(1,978)	-

Cash flow from financing activities
Proceeds from exercise of warrants	-	500
Repayments on notes payable - related party	-	(125,000)
Proceeds from issuance of common stock	1,500,000	2,185,000
Net cash provided by financing activities	1,500,000	2,060,500

Net increase in cash and cash equivalents	145,581	608,133
Cash and cash equivalents at beginning of period	735,547	470,800
Cash and cash equivalents at end of period	$881,128	$1,078,933

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued note extension	$-	$165,000

The accompanying notes are an integral part of these unaudited financial statements.

Coro Global Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2020 and 2021

	Common Stock		Additional
	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance March 31, 2020	23,572,746	$2,357	$40,568,980	$(39,975,699)	$595,638
Common stock issued for services	68,500	7	342,493	-	342,500
Sale of common stock	237,000	24	1,184,976	-	1,185,000
Stock based compensation	500,000	50	222,668	-	222,668
Warrants issued for services	-	-	399,200	-	399,200
Exercise of warrants	80,000	8	500	-	500
Common stock issued for note extension	33,000	3	165,000	-	165,000
Net loss	-	-	-	(1,867,473)	(1,867,473)
Balance June 30, 2020	24,491,246	$2,449	$42,883,817	$(41,843,172)	$1,043,033

Balance March 31, 2021	25,436,246	$2,543	$46,577,066	$(45,560,306)	$1,019,303
Stock based compensation	22,500	2	37,123	-	37,125
Net loss	-	-		(818,693)	(818,693)
Balance June 30, 2021	25,458,746	$2,545	$46,614,189	$(46,378,999)	$237,735

	Common Stock		Additional
	Shares	Par	Paid-in	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance December 31, 2019	$23,372,746	$2,337	$39,276,760	$(39,125,811)	$153,286
Common stock issued for services	68,500	7	342,493	-	342,500
Sale of common stock	437,500	44	2,184,956	-	2,185,000
Stock based compensation	500,000	50	514,858	-	514,908
Warrants issued for services	-	-	399,200	-	399,200
Exercise of warrants	80,000	8	492	-	500
Common stock issued for note extension	33,000	3	164,997	-	165,000
Net loss	$-	-	-	(2,717,361)	(2,717,361)

Balance June 30, 2020	$24,491,746	$2,449	$42,883,756	$(41,843,172)	$1,043,033

Balance December 31, 2020	$25,113,746	$2,511	$44,943,714	$(44,644,212)	$302,013
Sale of common stock	300,000	30	1,499,970	-	1,500,000
Stock based compensation	45,000	4	170,505	-	170,509
Net loss	-	-		(1,734,787)	(1,734,787)
Balance June 30, 2021	$25,458,746	$2,545	$46,614,189	$(46,378,999)	$237,735

The accompanying notes are an integral part of these unaudited financial statements.

Coro Global Inc.

Notes to the Unaudited Consolidated Financial Statements

For The Three and Six Months Ended June 30, 2021

NOTE 1 — BUSINESS, GOING CONCERN AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of Coro Global, Inc., a Nevada corporation (the “Company”), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 31, 2021. In the opinion of management, these unaudited consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the three and six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $1,734,787 for the six months ended June 30, 2021 and has an accumulated deficit of $46,378,999 as of June 30, 2021. The losses raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. Currently our operating accounts are approximately $255,625 above the FDIC limit.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred $35,528, $110,328, $125,381 and $125,381, respectively for advertising costs for the three and six months ended June 30, 2021 and 2020.

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives being 3 years up to 5 years

Computer and equipment costs consisted of the following:

	June 30, 2021	December 31, 2020
Computer equipment and software	$14,454	$12,469
Accumulated depreciation	(5,619)	(4,273)
Balance	$8,835	$8,204

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. As of June 30, 2021 and December 31, 2020 the Company recorded a liability of $125,087 and $283,175 for amounts owed to customers for the purchase of gold.

Fair Value of Financial Instruments

Cash, Due to Customers, Prepaid and Other Current Assets, Accounts Payable, Accrued Salaries and Wages and Other Current Liabilities.

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

Net Loss per Share

Basic and diluted loss per share amounts are computed based on net loss divided by the weighted average number of common shares outstanding. Convertible shares, if converted, totaling 0 were not included in the computation of diluted loss per share because the assumed conversion and exercise would be anti-dilutive as there were no potentially dilutive instruments as of June 30, 2021 and 2020.

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

Reclassifications

Certain 2020 balances have been reclassified in the 2021 financial statement presentation

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

On May 31, 2019 the Company recorded the conversion of deferred compensation to common stock of $2,162,408 for the issuance of these shares to additional paid in capital and common stock. The Company recorded $300,995 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $622,107 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2020. The Company recorded $35,733 for the additional value of the common stock for the vesting of the award during the six months ended June 30, 20201 As of June 30, 2021 and December 31, 2020 the unvested amount of the awards was $0 and $171,285, respectively.

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

The changes in this note payable to related party are reflected in the following at June 30, 2021 and December 31, 2020:

	At June 30, 2021	At December 31, 2020
Note Payable	$-	$-
Accrued interest	$14,820	$14,820

The Company evaluated the modification under ASC 470-50 and concluded the deletion of the conversion qualifies for debt modification which triggered debt extinguishment; however, there was no impact to the income statement as there was no unamortized discounts or other fees paid on the under the prior debt terms.

4. EQUITY

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

On May 31, 2019 the Company recorded the conversion of deferred compensation to common stock of $2,162,408 for the issuance of these shares to additional paid in capital and common stock. The Company recorded $300,995 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2019. The Company recorded $622,107 for the additional value of the common stock for the vesting of the award during the year ended December 31, 2020. The Company recorded $35,733 for the additional value of the common stock for the vesting of the award during the six months ended June 30, 2021 As of June 30, 2021 and December 31, 2020 the unvested amount of the awards was $0 and $171,285, respectively.

During the six months ended June 30, 2020 the Company entered into securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 200,000 shares of common stock for an aggregate purchase price of $1,000,000.

During the three and six months ended June 30, 2021, the Company issued a total of 22,500 and 45,000 shares of common stock, respectively valued at $37,125 ($1.65 per share) and $170,510 ($3.79 per share), respectively to the Company’s independent directors for services.

During the six months ended June 30, 2021, the Company entered into securities purchase agreements with accredited investors pursuant to which the Company issued and sold an aggregate of 300,000 shares of common stock for an aggregate purchase price of $1,500,000, of which 6,000 shares for $30,000 were purchased by our former Chairman Lou Naser.

5. COMMITMENTS AND CONTINGENCIES

In December 2018, we entered into a software license agreement with Swirlds to license Hashgraph for the Coro platform, and on June 23, 2020, the agreement was amended and restated (as amended, the “Swirlds Agreement”). Pursuant to the Swirlds Agreement, the Company extended its license from Swirlds of Hashgraph technology for use in the Company’s Coro payment platform. The term and fees of such license will be as set forth in any applicable order form. In connection with the Swirlds Agreement, the Company and Swirlds executed an order form (the “Order Form”), which amends, restates and supersedes the order form between the Company and Swirlds dated December 13, 2018, whereby the Company will license 15 nodes from Swirlds, at a license fee of $15,000 per node, for a term of one (1) year, for a license fee of $225,000. Pursuant to the Order Form, the license of the nodes will automatically renew for additional one (1) year terms unless and until either party terminates the Swirlds Agreement or provides notice of non-renewal of the license then in effect. Should the license for any of the foregoing 15 nodes renew for any additional year, the license fee per node will drop to $3,000 per node per year. During the year ended December 31, 2020 the Company paid a total of $225,000 and recorded a prepaid expense of $112,500. During the six months ended June 30, 2021 the Company recorded an expense of $112,500. On June 15, 2021 the Company renewed its agreement with Swirlds for an annual fee of $45,000 which is recorded as a prepaid expense as of June 30, 2021. As of June 30, 2021 the Company owes Swirlds $185,000.

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

6. RELATED PARTY

During the three and six months ended June 30, 2021 and 2020 the Company paid Dorr Asset Management consulting fees and expenses of $0, $0, $75,000, and $143,367, respectively. Dorr Asset Management is controlled by Brian and David Dorr, related parties to the Company.

7. SUBSEQUENT EVENTS

On August 17, 2021, Lou Naser, Rudolph Hüppi and Carlos Naupari resigned as directors of the Company.

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

Results of Operations for the three months ended June 30, 2021 and June 30, 2020

Revenues

In August 2020 the Company successfully launched the Coro mobile payment application on a commercial basis. The Coro app is available for users to download in the Apple Store and Google Play. The Company generated nominal transaction revenues of $662 during the three months ended June 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2021 were $573,296, a decrease of $855,711 or approximately 60% compared to selling, general and administrative expenses of $1,429,007 for the three months ended June 30, 2020. The decrease in expense was mainly attributable to reduction in expenses associated with the issuance of warrants and common stock for services, from $964,368 during the three months ended June 30, 2020 compared to $0 for the three months ended June 30, 2021, which was partially offset by higher professional and consulting fees during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Development Expense

Development expenses for the three months ended June 30, 2021 were $246,059 compared to $273,466 for the three months ended June 30, 2020. We incurred slightly lower development expenses, including fees paid to vendors, for our CORO product during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 as we completed development of our CORO product.

Net Loss

For the reasons stated above, our net loss for the three months ended June 30, 2021 was ($818,693) or ($0.03) per share, a decrease of $1,048,780 or 56%, compared to net loss of ($1,867,473), or ($0.08) per share, for the three months ended June 30, 2020.

Results of Operations for the six months ended June 30, 2021 and June 30, 2020

Revenues

In August 2020 the Company successfully launched the Coro mobile payment application on a commercial basis. The Coro app is available for users to download in the Apple Store and Google Play. The Company generated nominal transaction revenues of $1,756 during the six months ended June 30, 2021.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2021 were $1,302,941, a decrease of $760,914 or approximately 37% compared to selling, general and administrative expenses of $2,063,855 for the six months ended June 30, 2020. The decrease in expense was mainly attributable to reduction in expenses associated with the issuance of warrants and common stock for services, from $1,256,609 during the six months ended June 30, 2020 compared to $0 for the six months ended June 30, 2021, which was partially offset by higher professional and consulting fees during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Development Expense

Development expenses for the six months ended June 30, 2021 were $433,602 compared to $488,506 for the six months ended June 30, 2020. We incurred slightly lower development expenses, including fees paid to vendors, for our CORO product during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 as we completed development of our CORO product.

Net Loss

For the reasons stated above, our net loss for the six months ended June 30, 2021 was ($1,734,787) or ($0.07) per share, a decrease of $982,574 or 36%, compared to net loss of ($2,717,361), or ($0.11) per share, for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $881,128, compared to cash of $735,547 as of December 31, 2020. Net cash used in operating activities for the six months ended June 30, 2021 was $1,352,411. Our current liabilities as of June 30, 2021 of $793,598 consisted of: $668,511 for accounts payable and due to customers of $125,087.

Net cash used in investing activities for the six months ended June 30, 2021 was $1,978 compared to $0 for the six months ended June 30, 2020. During the six months ended June 30, 2021 the Company purchased office equipment.

During the six months ended June 30, 2021 we entered into and closed subscription agreements with accredited investors pursuant to which we sold to the investors an aggregate of 300,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $1,500,000. During the six months ended June 30, 2020 we entered into and closed subscription agreements with accredited investors pursuant to which the Company sold to the investors an aggregate of 437,000 shares of common stock, for a purchase price of $5.00 per share, and aggregate gross proceeds of $2,185,000. We repaid $125,000 of outstanding principal of a note from a then-related party and received $500 from the exercise of warrants.

During the next twelve months, we anticipate that we will require approximately $4,200,000 for general and administrative and other expenses in order to execute our current business plan. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations. In addition, we have not generated significant revenues to date and there is no assurance we will generate significant revenue in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings the Company is party to or any of its property is subject to.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective June 30, 2021, the Company issued 7,500 shares of common stock to each of the Company’s three independent directors for services.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*

32.1	Section 1350 Certification of Chief Executive Officer**

101.INS	Inline XBRL INSTANCE DOCUMENT*

101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*

101.LAB	Inline XBRL TAXONOMY EXTENSION LABELS LINKBASE*

101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

104               Inline XBRL for the cover page of this Quarterly Report on Form 10-Q*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coro Global Inc.

Date: August 23, 2021	By:	/s/ David Dorr
David Dorr
Chief Executive Officer
(principal executive officer, principal financial officer, and principal accounting officer)